Form 10-Q
period 1996-04-30
PHYMATRIX CORP
filed 1996-06-14
CIK 1002022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 1996

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

                         Commission file number 0-27568


                                 PhyMatrix Corp.
             (Exact name of registrant as specified in its charter)

             Delaware                                 65-0617076
    (State of incorporation)              (I.R.S. Employer Identification No.)

    Phillips Point, Suite 1000E
777 S. Flagler Drive, West Palm Beach, Florida                     33401
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (407) 655-3500

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $ 0.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        On June 12, 1996, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 21,854,202.

                                PHYMATRIX CORP.

                          QUARTERLY REPORT ON FORM 10-Q

INDEX

                                                                                      PAGE
                                                                                      -----
PART I -- FINANCIAL INFORMATION
Item 1.      Financial Statements.
             Balance Sheets -- April 30, 1996 (unaudited) and December 31, 1995          3
             Statements of Operations (unaudited) -- Three Months Ended April
             30, 1996 and Three Months Ended March 31, 1995                              4
             Statements of Cash Flows (unaudited) -- Three Months Ended April
             30, 1996 and Three Months Ended March 31, 1995                              5
             Notes to Financial Statements (unaudited) -- Three Months Ended
             April 30, 1996 and Three Months Ended March 31, 1995                      6-8
Item 2.      Management's Discussion and Analysis of Financial Condition and          9-16
             Results of Information

PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          16

                 See accompanying notes to financial statements
                                       2

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements


                                PHYMATRIX CORP.
                                 BALANCE SHEET

                                                             Consolidated    Consolidated     Combined
                                                               April 30,      January 31,   December 31,
                                                                  1996           1996           1995
                                                               -----------   ------------   -------------
                                                              (unaudited)   (unaudited)
ASSETS
Current assets
 Cash and cash equivalents                                    $34,142,173    $46,113,619    $  3,596,913
 Receivables
  Accounts receivable, net                                     24,447,358     21,562,477      20,710,846
  Other receivables                                               179,513        678,411         569,923
  Notes receivable                                                 --             --             516,000
 Prepaid expenses and other current assets                      1,987,038      1,202,399       1,276,535
                                                               -----------   ------------   -------------
    Total current assets                                       60,756,082     69,556,906      26,670,217
Property, plant and equipment, net                             39,087,961     38,719,086      39,359,328
Notes receivable                                                  100,000        100,000         170,400
Goodwill, net                                                  47,006,150     44,979,865      31,931,453
Management service agreements, net                             16,574,707     15,816,042      16,376,636
Investment in affiliates                                        3,272,028      3,256,783      12,925,129
Other assets (including restricted cash)                        7,623,278      7,578,791       4,753,710
                                                               -----------   ------------   -------------
    Total assets                                             $174,420,206   $180,007,473    $132,186,873
                                                               ===========   ============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of debt and capital leases                    $2,334,188   $  2,552,306    $ 26,662,510
 Current portion of related party debt                          2,435,294      4,740,588       4,740,588
 Due to shareholder--current                                    5,376,000      5,376,000         --
 Accounts payable                                               4,293,252      5,333,791       5,353,210
 Accrued compensation                                             824,288      1,151,268       1,124,316
 Accrued liabilities                                            5,392,961      6,194,108       9,367,532
 Accrued interest--shareholder                                    228,480         --           1,708,174
                                                               -----------    -----------   -------------
    Total current liabilities                                  20,884,463     25,348,061      48,956,330
Due to shareholder, less current portion                        6,310,882     10,147,287      36,690,180
Long-term debt and capital leases, less current portion        13,855,411     13,653,437      28,847,923
Other long term liabilities                                     2,127,632      2,314,544       2,511,122
Minority interest                                               1,730,630      1,335,167       2,502,970
                                                               -----------    -----------   -------------
    Total liabilities                                          44,909,018     52,798,496     119,508,525
Commitments and contingencies
Shareholders' equity:
 Common Stock, par value $.01; 40,000,000 shares
authorized;   21,529,950 shares issued and outstanding            215,300         215,300        --
 Additional paid in capital                                   140,502,110     140,491,557     25,000,000
 Retained earnings (deficit)                                  (11,206,222)   (13,497,880)    (12,321,652)
                                                               -----------    ------------  -------------
    Total shareholders' equity                                129,511,188     127,208,977     12,678,348
                                                               -----------    ------------  -------------
Total liabilities and shareholders' equity                   $174,420,206    $180,007,473   $132,186,873
                                                               ===========    ===========   =============

    The accompanying notes are an integral part of the financial statements.
                                       3

                                PHYMATRIX CORP.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Consolidated     Consolidated      Combined
                                                        Three Months       One Month     Three Months
                                                          Ended              Ended           Ended
                                                        ------------      ------------   ------------
                                                         April 30,         January 31,       March 31,
                                                            1996             1996               1995
                                                        ------------      ------------    ------------
Net revenue from services                               $20,052,278       $ 4,636,127       $ 6,669,100
Net revenue from management service agreements           17,154,816         6,079,109            --
                                                         -----------       -----------      -----------
    Total revenue                                        37,207,094        10,715,236         6,669,100
                                                         -----------       -----------      -----------
Operating costs and administrative expenses
 Cost of affiliated physician management services         8,533,111         2,796,623            --
 Salaries, wages and benefits                            11,659,915         3,636,973         4,510,135
 Professional fees                                          901,598           287,095           447,336
 Supplies                                                 5,482,904         1,916,013           601,479
 Utilities                                                  584,605           175,653           135,654
 Depreciation and amortization                            1,592,711           535,300           338,057
 Rent                                                     1,706,075           565,106           326,396
 Earn out payment                                            --                 --            1,111,111
 Provision for bad debts                                    580,248           256,989            34,621
 Other                                                    2,308,679           799,460         1,043,757
                                                         -----------       -----------       -----------
    Total operating costs and administrative expenses    33,349,846        10,969,212         8,548,546
Interest expense, net                                        40,991           811,495           287,480
Interest expense, shareholder                               228,480             --               32,601
Minority interest                                            34,041            81,135          105,277
Income from investment in affiliates                       (141,947)           29,622            --
                                                         -----------       -----------      -----------
Income (loss) before provision for income taxes           3,695,683        (1,176,228)       (2,304,804)
Income tax expense                                        1,404,025             --                 --
                                                         -----------       -----------      -----------
Net income (loss)                                       $ 2,291,658       $(1,176,228)      $(2,304,804)
                                                         ===========       ===========      ===========
Net income (loss) per share                              $      0.11        $   (0.05)
                                                         ===========       ===========
Number of shares                                         21,529,950        21,529,950
                                                         ===========       ===========

      The accompanying notes are an integral part of the financial statements.
                                       4

                                PHYMATRIX CORP.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Consolidated       Consolidated         Combined
                                                        Three Months       One Month          Three Months
                                                            Ended             Ended              Ended
                                                        ------------      -------------     --------------
                                                         April 30,         January 31,        March 31,
                                                            1996               1996             1995
                                                         -----------      -------------     -------------
Cash flows from operating activities
 Net income (loss)                                     $  2,291,658       $(1,176,228)      $ (2,304,794)
 Noncash items included in net income (loss):
  Depreciation and amortization                           1,592,711          535,300             338,057
  Other                                                     (15,245)         430,334            (106,045)
 Changes in receivables                                  (3,214,260)        (739,635)           (836,249)
 Changes in accounts payable and accrued liabilities     (1,141,673)      (5,240,454)            207,840
 Changes in other assets                                   (248,777)        (206,344)           (129,972)
                                                          ---------       ------------        -----------
    Net cash used by operating activities                  (735,586)      (6,397,027)         (2,831,163)
                                                          ---------       ------------        -----------
Cash flows from investing activities
 Capital expenditures                                      (682,709)        (184,460)           (113,789)
 Sale of assets                                              --               24,794             --
 Repayment of notes receivable                               --              686,400             --
 Other assets                                               (84,285)           --                --
 Acquisitions, net of cash acquired                      (2,738,114)          54,252         (16,601,955)
                                                          ---------       ------------        -----------
    Net cash used by investing activities                (3,505,108)         580,986         (16,715,744)
                                                          ---------       ------------        -----------
Cash flows from financing activities
 Capital contributions                                      --                 --             12,036,287
 Advances from (repayment to) shareholder                (3,836,405)      (23,123,170)         9,482,556
 Proceeds from issuance of common stock                     --            114,563,221            --
 Release of cash collateral                                 --              1,000,000            --
 Cash collateralizing note payable                          --             (5,403,337)           --
 Offering costs                                            (929,409)           --                --
 Other assets                                               --                 --               (222,500)
 Repayment of debt                                       (2,964,938)      (38,703,967)        (1,080,321)
                                                          ---------       ------------        -----------
    Net cash provided (used) by financing activities     (7,730,752)       48,332,747         20,216,022
                                                          ---------       ------------        -----------
Increase (decrease) in cash and cash equivalents        (11,971,446)       42,516,706            669,115
Cash and cash equivalents, beginning of period           46,113,619         3,596,913            677,245
                                                          ---------       ------------        -----------
Cash and cash equivalents, end of period               $ 34,142,173       $46,113,619       $  1,346,360
                                                          =========       ============        ===========
Supplemental disclosure of cash flow information
  Cash paid during period for: Interest                $    671,113        $2,876,636       $    297,374
                                                          =========       ============        ===========

    The accompanying notes are an integral part of the financial statements.
                                      5

                                PHYMATRIX CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       Three Months Ended April 30, 1996,
                        One Month Ended January 31, 1996
                      and Three Months Ended March 31, 1995
                                   (Unaudited)


(1) ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements include the accounts of PhyMatrix Corp. ("the Company") and the combination of business entities which had been operated under common control. These interim financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Special Report on Form 10-K for the year ended December 31, 1995. Operating results for the three months ended April 30, 1996 are not necessarily indicative of results that may be expected for the year. In January 1996, the Company changed its fiscal year end from December 31 to January 31 and financial statements as of and for the one month period ended January 31, 1996 are included herein.

(2) INITIAL PUBLIC OFFERING

   The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an initial public offering ("IPO") which became effective January 23, 1996. In connection with the IPO, the Company issued 8,222,500 shares of Common Stock. Net proceeds to the Company were $111,685,681, which was net of underwriting commissions and expenses. The Company used approximately $71,500,000 from the net proceeds of the IPO to repay certain indebtedness and obligations that arose from certain acquisitions. The remaining net proceeds have and will continue to be used for general corporate purposes, including future acquisitions and working capital.

(3) ACQUISITIONS

   During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, a newly formed management services organization ("MSO") that provides management services to an independent physician association ("IPA") composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the Company. The Company's balance sheet at April 30, 1996 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests equals 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

   During April 1996, the Company purchased the assets of and entered into an employment agreement with one physician in Florida. The total purchase price for these assets was $1,631,699. The purchase price was allocated to these assets at their fair market value including goodwill of $1,581,979. The resulting intangible is being amortized over 20 years.

   During the three months ended April 30, 1996 and March 31, 1995 the Company acquired the assets and assumed certain liabilities of physician practices, medical support service companies and management service organizations. The transactions had the following non-cash impact on the balance sheets:

                                PHYMATRIX CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       Three Months Ended April 30, 1996,
                        One Month Ended January 31, 1996
                      and Three Months Ended March 31, 1995
                                   (Unaudited)

                                  April
                                   30,      March 31,
                                  1996         1995
                                 --------   ----------
Current assets                   $  --      $3,548,797
Property, plant and
  equipment                      693,220    27,028,456
Intangibles                    3,038,394     8,696,178
Other noncurrent assets             --       1,185,774
Current liabilities                 --      (2,597,623)
Debt                            (643,500)  (19,470,992)
Noncurrent liabilities          (350,000)   (1,788,635)

(4) LONG TERM DEBT

   During January 1996, the Company used approximately $71,500,000 from the proceeds of the IPO, to repay the following indebtedness and obligations of the Company that arose from certain acquisitions: (i) a promissory note to Aegis Health Systems, Inc. in the amount of $3,796,503 (including interest); (ii) a contingent note to the shareholders of Nutrichem, Inc., net of a tax loan receivable due from the shareholders, in the amount of $3,854,595 (including interest); (iii) a note payable to a financing institution in connection with the purchase of Oncology Therapies, Inc. in the amount of $15,585,023 (including interest); (iv) a note payable to NationsBank of Florida, N.A. in the amount of $19,586,531 (including interest); and (v) a partial payment of $28,676,743 on the note payable to Abraham D. Gosman, the Company's President, Chief Executive Officer, Chairman and principal stockholder.

   During April 1996, the Company repaid $2,305,294 of related party indebtedness to one of the shareholders of DASCO Development Corporation.

(5) RELATED PARTY TRANSACTIONS

   During the three months ended April 30, 1996, the Company contracted with an entity principally owned by the Company's Chairman of the Board, President and Chief Executive Officer to provide construction management, development, marketing and consulting services for a medical mall being constructed by such entity. During the three months ended April 30, 1996 the Company recorded revenues in the amount of $304,020 related to such services.

(6) SUBSEQUENT EVENTS

   During May 1996, the Company received a commitment from PNC Bank, National Association, for a $30 million revolving credit facility and anticipates closing on this financing on or about June 30, 1996.

   During May 1996, the Company purchased the stock of Atlanta Gastroenterology Associates, P.C. pursuant to a tax free merger and entered into a 40-year management agreement with the medical practice in exchange for 324,252 shares of Common Stock of the Company having a value of approximately $6,100,000. The transaction will be accounted for using the pooling-of-interests method of accounting. Pursuant to the management agreement, the Company will receive a base management fee, an incentive management fee, and a percentage of all net ancillary service income.

   During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists the practices of whom the Company acquired for $500,000. $200,000 of such purchase price was paid in cash and $300,000 was paid in the form of a convertible note with a maturity in May 1997. The Company has the option to make such $300,000 payment at its discretion in either cash or Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days preceding such date. The purchase price will be allocated to the assets at their fair

                                PHYMATRIX CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       Three Months Ended April 30, 1996,
                        One Month Ended January 31, 1996
                      and Three Months Ended March 31, 1995
                                   (Unaudited)


market value, including management service agreements of approximately $500,000. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible will be amortized over 20 years.

   Subsequent to April 30, 1996, the Company has entered into agreements to purchase the assets of and enter into 20-year management agreements with three physician practices consisting of four physicians. Two of these agreements have closed in escrow pending the satisfaction of certain conditions. These practices are located in South Florida, Bethesda, Maryland and Washington, D.C. The total purchase price for the assets of these practices was $1,520,530. Of this amount $685,416 was paid in cash and $835,114 of such purchase price is payable in Common Stock of the Company to be issued during May and June 1997. The number of shares of Common Stock of the Company to be issued is based upon the average price of the stock during the five business days prior to the issuance. The purchase price will be allocated to the assets at their fair market value, including management service agreements of approximately $1,155,871. The Company will receive an annual base management fee and an incentive management fee for each agreement. The resulting intangible will be amortized over 20 years.

   During June 1996, the Company announced that it intends, subject to market and other conditions, to raise $100 million through the sale of convertible subordinated debentures to certain institutional investors and non-U.S. investors and up to $15 million if an over-allotment option to be granted is exercised in full. The debentures will be convertible into shares of the Company's Common Stock. The securities to be offered will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be offered or sold absent registration under the Securities Act and applicable state securities laws or available exemptions from registrations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
   The Company is a physician practice management company that provides management services to disease specialty and primary care physicians and provides related medical support services. The Company's strategy is to develop networks of disease specialty and primary care physicians supported by related diagnostic and therapeutic medical support services in order to provide a continuum of health care services in specific geographic locations. To date, the Company has focused on disease management primarily in the area of cancer care. The Company also provides medical facility development services to related and unrelated third parties in connection with the establishment of health parks, medical malls and medical office buildings.

   Since the Company commenced operations in June 1994, it has developed its current business primarily through the acquisition of the businesses and assets of physician practices and medical support service companies. As of April 30, 1996, the Company had affiliated with 104 physicians, acquired several medical support service companies, acquired a medical facility development company and acquired a 43.75% interest in a management services organization in Connecticut and a 50% interest in a management services organization in Georgia that provide management services to independent physician associations composed of over 375 multi-specialty physicians (collectively, the "Acquisitions").

   In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Acquisition Summary
   The following table sets forth the acquisitions made by the Company as of April 30, 1996 with the respective purchase dates, purchase prices, and amounts allocated to intangibles:

                                                                                    Amounts Allocated
                                                                                     to Intangibles
                                                                               --------------------------
                                                                                              Management
                                                     Date         Purchase                      Service
              Business Acquired                   Purchased        Price        Goodwill       Contracts
 --------------------------------------------    -------------    ----------    ----------   ------------
Employed physicians (A)                         Various through   $5,528,611    $4,416,390         $    --
                                                April 1996
Medical support service companies:
 (bullet) Uromed Technologies, Inc.             September 1994     3,661,751     2,375,914              --
 (bullet) Nutrichem, Inc.                       November 1994     12,924,371     9,799,793              --
 (bullet) First Choice Home Care Services of
          Boca Raton, Inc.                      November 1994      2,910,546     2,622,061              --
 (bullet) First Choice Health Care Services
          of Ft. Lauderdale, Inc.
 (bullet) First Choice Health Care Services,
          Inc.
 (bullet) Mobile Lithotripter of Indiana
          Partners                              December 1994      2,663,000            --              --
 (bullet) Radiation Care, Inc. and
          Subsidiaries                          March 1995        41,470,207     8,623,236              --
 (bullet) Aegis Health Systems, Inc.            April 1995         7,162,375     6,227,375              --
 (bullet) Phylab/Miramer Lab                    October 1995         130,653       116,221              --
 (bullet) Pinnacle Associates, Inc.             November 1995          --(B)       432,339              --
Managed physician practices:
 (bullet) Georgia Oncology-Hematology
          Clinic, P.C.                          April 1995         2,099,353            --         645,448
 (bullet) Oncology-Hematology Associates
          P.A. and Oncology-Hematology Infusion
          Therapy, Inc.                         July 1995          1,541,523            --         312,740
 (bullet) Cancer Specialists of Georgia,
          Inc.                                  August 1995        6,064,950            --       2,702,887
 (bullet) Oncology & Radiation Associates,
          P.A.                                  September 1995    10,784,648            --       9,579,424
 (bullet) Osler Medical, Inc.                   September 1995     5,792,876            --       3,373,741
 (bullet) West Shore Urology                    October 1995         550,859            --          23,616


 (bullet) Whittle, Varnell and Bedoya, P.A.     November 1995       $984,711    $       --        $288,564
 (bullet) Oncology Care Associates              November 1995        532,232            --          47,179
 (bullet) Symington                             December 1995        121,667            --          29,566
 (bullet) Venkat Mani                           December 1995        443,429            --         140,839
Medical facility development:
 (bullet) DASCO Development Corporation and     May 1995/
          Affiliate                             January 1996    9,755,568(C)     9,755,568              --
Management Services Organization:
 (bullet) Physicians Choice Management, LLC     December 1995      3,850,000     3,015,928              --
 (bullet) Central Georgia Medical
          Management, LLC                       April 1996         1,250,000       900,000              --

   (A)Includes Drs. Bansal, Mistry, Dandiya, Canasi, Alpert, Hunter, Jaffer, Cano, Herman, Barza, Novoa and Lawler.

   (B)Entire purchase price is contingent and is based on earnings with a maximum purchase price of $5.2 million.

   (C)The Company acquired 50% of DASCO in May 1995 and the remaining 50% was acquired simultaneous with the initial public offering in January 1996. See Medical Facility Development Acquisitions.

Physician Practice Acquisitions
   During the year ended December 31, 1995, the Company purchased the assets of Drs. Bansal, Mistry, Dandiya, Canasi, Alpert, Hunter, Jaffer, Cano, Herman, Barza and Novoa and in conjunction with those purchases entered into employment agreements with 14 physicians in Florida. The total purchase price for these assets was $3,896,912. The purchase price was allocated to these assets at their fair market value, including goodwill of $2,834,411. During the quarter ended April 30, 1996, the Company purchased the assets of and entered into an employment agreement with Dr. Lawler. The total purchase price for these assets was $1,631,699 and was allocated to the assets at their fair market value including goodwill of $1,581,979. The resulting goodwill is being amortized over 20 years.

   During July 1995, the Company purchased the assets of and entered into a 15-year management agreement with Oncology-Hematology Associates, P.A. and Oncology-Hematology Infusion Therapy, Inc. a medical oncology practice in Baltimore, Maryland with three medical oncologists. The purchase price for these assets was approximately $1,541,523 in cash. An affiliate of the Company guarantees the performance of the Company's obligations under the management agreement. For its management services, the Company will receive 41.6% of the net revenues of the practice less the salaries and benefits of medical personnel whose services are billed incident to the practice of medicine and which are employed by the practice. The Company has guaranteed that the minimum amount that will be retained by the practice for each of the first eight years will be $1,627,029 and for each of years nine and ten will be $1,301,619. The purchase price was allocated to the assets at their fair market value, including management service agreements of approximately $312,740. The resulting intangible is being amortized over 15 years.

   During August 1995, the Company purchased the assets of Cancer Specialists of Georgia, Inc. a medical oncology practice with 11 oncologists in Atlanta, Georgia. The purchase price for these assets was approximately $6,064,950 in cash. In addition, during April 1995, the Company purchased the assets of and entered into a 10-year management agreement with Georgia Oncology-Hematology Clinic, P.C. a medical oncology practice with eight oncologists in Atlanta, Georgia. The purchase price for these assets was approximately $2,099,353 in cash. During August 1995, these two medical oncology practices consolidated and formed a new entity, Georgia Cancer Specialists, Inc. The Company entered into a new 10-year management agreement with the consolidated practice during August 1995. For its services under this management agreement, the Company receives 41.5% of the net practice revenues less the cost of pharmaceutical and/or ancillary products. In each of the second through fifth years of the term of this agreement, the fee payable to the Company is decreased by 1%. The Company also purchased for $180,000 a 46% interest in I Systems, Inc., a company affiliated with one of the practices which is engaged in the business of claims processing and related services. The purchase of this 46% interest is being accounted for by the equity method. The Company has the option to purchase up to an additional 30% interest in the affiliated Company for $33,333 in cash for each additional one percent of ownership interest purchased. The Company and the affiliated company entered into a three-year service agreement pursuant to which certain billing and collection services will be provided to the Company. The purchase price of the above acquisitions was allocated to the assets at their fair market value, including management service agreements of $3,348,335. The resulting intangible is being amortized over 10 years.

   During September 1995, the Company purchased the assets of and entered into a 20-year management agreement with Osler Medical, Inc., a 22 physician multi-specialty group practice in Melbourne, Florida. The purchase price for these assets was approximately $4,302,604 plus the assumption of debt of $1,490,272. The Company also entered into a 20-year capital lease for the main offices of the practice with a total obligation of $6,283,483. An affiliate of the Company has provided a guarantee of such payments under the lease. During the first five years of the management agreement, the Company will receive a management fee equal to 45% of the annual net revenues of the practice. Thereafter, the management fee increases to 47% of annual net revenues. The management fee percentage for net revenues of the initial physician group will be reduced based upon a set formula to a minimum of 31% based upon the achievement of certain predetermined benchmarks. The management agreement also provides that, during the period from January 1, 1996 through December 31, 2005, to the extent annual net revenues of the practice are less than $10,838,952, the Company's management fee is reduced up to a maximum reduction of $1,500,000 per year. The Company has agreed to expend up to $1,500,000 per year for each of the first three years of the management agreement to assist in the expansion activities of the practice. The Company also has agreed that on the earlier of the second anniversary of the Company's acquisition of the practice or 120 days after the offering, it will acquire certain copyright and trademark interests for a purchase price equal to the lesser of $887,000 or the fair market value thereof. The purchase price for the practice's assets acquired to date was allocated to such assets at their fair market value, including management service agreements of $3,373,741. The resulting intangible is being amortized over 20 years.

   During September 1995, the Company purchased the assets of and entered into a 20-year management agreement with Oncology & Radiation Associates, P.A. a medical oncology practice with 19 oncologists in South Florida. The purchase price for these assets was $5,381,311 in cash plus the assumption of debt of $5,403,337. The debt is collateralized by an irrevocable letter of credit issued by NationsBank of Florida, N.A. ("NationsBank"), the collateral for which had been provided by Mr. Gosman prior to the offering. The management fee paid to the Company for services rendered has two components: a base management fee and a variable management fee. The base management fee is $2,100,000 per year, subject to adjustment to an amount not less than $1,350,000 during the first five years of the agreement and not less than $700,000 thereafter. The variable management fee is equal to 35.5% of certain revenues, subject to increase in certain circumstances. The purchase price for the practice's assets was allocated to the assets at their fair market value, including management service agreements of $9,579,424. The resulting intangible is being amortized over 20 years.

   During the fourth quarter of 1995, the Company purchased the assets of and entered into management service agreements with West Shore Urology; Whittle, Varnell and Bedoya, P.A.; Oncology Care Associates; Venkat Mani; and Symington consisting of 14 physicians including two oncologists. The total purchase price for these assets was $2,632,898 in cash. The Company also entered into a 15-year capital lease with a total obligation of $1,569,171. The purchase price for the practices' assets was allocated to assets at their fair market value, including management service agreements of $529,764. The resulting intangible is being amortized over ten to 20 years.

Medical Support Service Companies Acquisitions
   During September 1994, an 80% owned subsidiary of the Company purchased substantially all of the assets of Uromed Technologies, Inc. ("Uromed"), a provider of lithotripsy services in Florida, for a Base Purchase Price of $2,564,137 plus the assumption of capital lease obligations of $1,097,614. The Final Purchase Price equals the Base Purchase Price plus the amount by which Stockholders' Equity exceeded $450,000 on the Closing Date. A Final Purchase Price payment of $283,000 was accrued at December 31, 1994 and paid during May 1995. The former shareholders of Uromed will also receive an earnings contingency payment of $274,000 which has been accrued at December 31, 1995. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to assets at their fair market value including goodwill of $2,375,914. The resulting intangible is being amortized over twenty years. The Company intends to acquire the outstanding 20% interest in the subsidiary.

   During November 1994, the Company purchased 80% of the stock of Nutrichem, Inc. ("Nutrichem"), an infusion therapy company doing business in Maryland, Virginia and the District of Columbia, for $3,528,704 in cash and a contingent note in the amount of $6,666,667, subject to adjustments. During the year ended December 31, 1995, the Company made payments on the contingent note of $2,657,732 (including interest of $435,510). Subsequent to the offering, the contingent note (which had an outstanding principal balance of $4,444,444 at December 31, 1995) was paid from the net proceeds of the offering. A charge of $1,271,000 related to this contingent note was recorded during the year ended December 31, 1995. The remaining $5,395,667 was allocated to goodwill at December 31, 1995 and is being amortized. The purchase price was allocated to assets at the fair market value including total goodwill of $7,007,833. The resulting intangible is being amortized over 40 years. Subsequent to the initial public offering, the Company acquired the outstanding 20% interest in Nutrichem in exchange for 266,666 shares of Common Stock resulting in additional purchase price and goodwill of $4,000,000 and $2,791,960, respectively.

   During November 1994, the Company acquired all of the assets and assumed certain liabilities of First Choice Health Care Services of Ft. Lauderdale, Inc., First Choice Health Care Services, Inc. and First Choice Home Care Services of Boca Raton, Inc., home health care companies doing business in Florida, for a total purchase price of $2,910,546 in cash. The purchase price was allocated to assets at the fair market value, including goodwill of $2,622,061. The resulting intangible is being amortized over 20 years.

   During December 1994, the Company purchased a 36.8% partnership interest in Mobile Lithotripter of Indiana Partners, a provider of lithotripsy services in Indiana, from Mobile Lithotripter of Indiana, Limited, for $2,663,000 in cash. This investment is being accounted for by the equity method.

   During March 1995, the Company acquired by merger all of the outstanding shares of stock of Oncology Therapies, Inc. (formerly known as Radiation Care, Inc. and referred to herein as "OTI") for $2.625 per share. OTI owns and operates outpatient radiation therapy centers utilized in the treatment of cancer and diagnostic imaging centers. OTI's centers are located in Alabama, California, Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. The total purchase price for the stock (not including transaction costs and 26,800 shares subject to appraisal rights) was approximately $41,470,207. The purchase price was paid by a combination of cash on hand, loans from Mr. Gosman and net proceeds from long term debt financing of approximately $17,278,000. The long term debt financing was paid in full during January 1996 with the proceeds of the offering. The Company has established a plan to close five of OTI's radiation therapy centers and has accrued approximately $3,134,028 primarily as a reserve for the estimated amount of the remaining lease obligation. Of this amount $2,188,635 was recorded as an adjustment to the purchase price and $945,393 was recorded as a charge in the fourth quarter of 1995. In addition, the Company also recorded a charge during the fourth quarter of 1995 of $1,554,607, which represents the writedown of assets to their estimated fair market value. The purchase price paid in connection with the OTI merger was allocated to assets at their fair market value, including goodwill of $8,623,236. The resulting intangible is being amortized over 40 years.

   During April 1995, the Company purchased from Aegis Health Systems, Inc. for $7,162,375 all of the assets used in its lithotripsy services business. The purchase price consisted of approximately $3,591,967 in cash and $3,570,408 in a promissory note. The outstanding principal balance and any unpaid interest became due and payable upon the closing of the offering and was paid in full during January 1996. The obligations, evidenced by the promissory note, were secured by $1,000,000 which was in escrow and included in other assets at December 31, 1995. The purchase price was allocated to assets at their fair market value including goodwill of $6,227,375. The resulting intangible is being amortized over 20 years.

   During November 1995 the Company acquired by merger Pinnacle Associates, Inc. ("Pinnacle"), an Atlanta, Georgia infusion therapy services company. In connection with the Pinnacle merger there is a $5,200,000 maximum payment that may be required to be paid that is based on earnings and will be made in the form of shares of Common Stock of the Company valued as of the earnings measurement date. The amount of such contingent payment has not yet been determined, however, the Company believes that the impact on the financial statements is immaterial.

The contingent consideration represents the full purchase price. On the merger date, the liabilities assumed exceeded the fair market value of the assets acquired by approximately $432,339 and such amount was recorded as goodwill and is being amortized over 40 years.

Management Services Organization
   During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, a newly formed management services organization ("MSO") that provides management services to an independent physician association ("IPA") composed of over 330 physicians based in Connecticut. The Company acquired this interest in exchange for a payment of $1.0 million to existing shareholders, a payment of an additional $500,000 to existing shareholders during the next six months (which has been included in accrued liabilities at December 31, 1995), a capital contribution of $1.5 million to the Company and a commitment to make an additional $500,000 capital contribution during the next six months. The Company's balance sheet as of December 31, 1995 includes the 56.25% interest not owned by the Company as minority interest. The Company also has an option, which expires in May 1998, to increase its ownership in the MSO to 50% for an additional investment of $2.0 million, of which $1.0 million would represent an additional capital contribution to the MSO and $1.0 million would represent the purchase of additional units currently owned by the IPA. The Company has paid a nonrefundable amount of $350,000 for such option. In addition, the owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests shall equal 40% of the MSO's net operating income as of the most recent fiscal quarter multiplied by the price earnings ratio of the Company. In addition, upon the IPO the Company granted options to purchase 300,000 shares of Common Stock to certain MSO employees in conjunction with their employment agreements. These options vest over a two year period with the exercise price equaling the fair market value of the Company's stock on the date such shares become exercisable.

   During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, a newly formed MSO that provides management services to an IPA composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the MSO. The Company's balance sheet as of April 30, 1996 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests shall equal 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

Medical Facility Development Acquisitions
   On May 31, 1995, Mr. Gosman purchased for $9.6 million a 50% ownership interest in DASCO Development Corporation and DASCO Development West, Inc. (collectively, "DASCO"), a medical facility development services company providing such services to related and unrelated third parties in connection with the development of medical malls, health parks and medical office buildings. The purchase price consisted of $5.0 million in cash and $4.6 million in notes, which are guaranteed by Mr. Gosman. Upon the closing of the initial public offering, Messrs. Gosman, Sands and Rendina, the Company's principal promoters, and certain management and founder stockholders exchanged their ownership interests in DASCO for shares of Common Stock equal to a total of $55 million or 3,666,667 shares. The Company believes that its medical facility development services and project finance strategy are a significant component of the Company's overall business strategy. The historical book value of Messrs. Sands and Rendina's interest in DASCO is $22,735. The initial 50% purchase price was allocated to assets at their fair market value, primarily goodwill of $9.7 million with the exchange recorded at historical value. At December 31, 1995 DASCO was being accounted for using the equity method.

Accounting Treatment
   Each of the Acquisitions was accounted for under the purchase method of accounting, except where noted otherwise above. The audited combined financial statements of the Company for the period June 24, 1994 through December 31, 1994 and for the year ended December 31, 1995 have been prepared to reflect the combination of these business entities which have operated since their purchase date under common control. See Notes 6 and 7 of Notes to Combined Financial Statements for information regarding the amortization of intangibles.

   The Company's relationships with its affiliated physicians are set forth in various asset purchase agreements, management service agreements, and employment and consulting agreements. Through the asset purchase agreement, the Company acquires the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable are typically purchased at the net realizable value. The purchase price of the practice generally consists of cash and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. The management services or employment agreements delineate the responsibilities and obligations of each party. See "Business -- Physician Affiliation."

   Net revenues from management service agreements include the contractual fees earned (which equals the net revenues generated by the physician practices) under its management services agreements with physicians. Under the agreements, the Company is contractually responsible and at risk for the operating costs of the medical groups. The costs include the reimbursement of all medical practice operating costs and the fixed and variable contractual management fees (which are reflected as cost of affiliated physician management services) as defined and stipulated in the agreements.

Results of Operations

Three Months Ended April 30, 1996 Compared to Three Months Ended March 31,
1995
   The following discussion reviews the results of operations for the three months ended April 30, 1996 (the "1996 Quarter") compared to the three months ended March 31, 1995 (the "1995 Quarter").

Revenues
   The Company derives revenues from health care services and medical facility development services. Within the health care segment, the Company distinguishes between revenues from cancer services, non-cancer physician services and other medical support services. Cancer services include physician practice management services to oncology practices and certain medical support services, including radiation therapy, diagnostic imaging and infusion therapy. Non-cancer physician services include physician practice management services to all practices managed by the Company other than oncology practices. Other medical support services include home health care services and lithotripsy.

   Net revenues were $6.7 million for the 1995 Quarter. Of this amount, $2.1 million or 31.6% of such revenues was attributable to cancer services; $.2 million or 3.3% was related to non-cancer physician services, and $4.3 million or 65.1% of such revenues was attributable to other medical support services.

   Net revenues for the 1996 Quarter were $37.2 million. Such revenues during this period consisted of $21.1 million or 56.8% related to cancer services; $7.2 million or 19.4% related to non-cancer physician services; $5.2 million or 13.9% related to other medical support services; and $3.7 million or 9.9% related to medical facility development. As of April 30, 1996, the Company had affiliations with 55 physicians providing cancer related services, 15 employed primary care physicians, and 34 other multigroup or specialty physicians.

Expenses
   For the 1996 Quarter and the 1995 Quarter, expressed as a percentage of net revenues, general corporate expenses were 3.9% and 10.9%, respectively. General corporate expenses, as a percentage of net revenues, were higher during the 1995 Quarter than the 1996 Quarter due to the recent commencement of operations of the Company.

   The Company's cost of affiliated physician management services was $8.5 million for the 1996 Quarter. There were no costs of affiliated physician management services during the 1995 Quarter. Cost of affiliated physician management services represents the fixed and variable contractual management fees as defined and stipulated in the management agreements. Revenue for these managed physician practices was $17.2 million for the 1996 Quarter.

   The Company's depreciation and amortization expense was $1.6 million for the 1996 Quarter and $.3 million for the 1995 Quarter. The increase is a result of the acquisition of the businesses and assets of physician practices and medical support service companies and the allocation of the purchase prices as required per purchase accounting.

The Company's rent expense was $1.7 million for the 1996 Quarter and $.3 million for the 1995 Quarter. Rent and lease expenses as a percentage of net revenue will vary based on the size of each of the affiliated practice offices, the number of satellite offices and the current market rental rate for medical office space in the particular geographic markets.

   The Company's earn-out payment during the 1995 Quarter represents a payment to Nutrichem on the contingent note entered into in conjunction with the acquisition of Nutrichem.

   The Company's net interest expense was $.3 million for the 1996 Quarter and the 1995 Quarter. Interest income of $.5 million was earned during the 1996 Quarter on the remaining proceeds from the Company's 1996 initial public offering.

   No income tax provision was required during the 1995 Quarter due to the Company's tax loss and the inability of the Company to use the benefits which prior to the completion of the initial public offering primarily accrued to Mr. Gosman.

Medical Facility Development
   The Company, through its investment in DASCO, provides medical facility development services to related and unrelated third parties in connection with the establishment of health parks, medical malls and medical office buildings. The Company believes that the development of such facilities, in certain markets, will aid in the integration of its affiliated physicians and medical support services and will provide future opportunities to affiliate with physicians and acquire future physician practices or support services. Further, the Company believes that the development of health parks, medical malls and medical office buildings in certain markets will aid in the integration of its affiliated physicians and medical support services.

   The Company derives its medical facility development service revenues from the provision of a variety of services. In rendering such services, the Company generates income without bearing the costs of construction, expending significant capital or incurring substantial indebtedness. Generally, revenues are recognized at the time services are performed, except for development fees which are recognized in accordance with the related development agreements.

   The Company typically receives the following compensation for its services: development fees (including management of land acquisition, subdivision, zoning, surveying, site planning, permitting and building design), general contracting management fees, leasing and marketing fees, project cost savings income (based on the difference between total budgeted project costs and actual costs) and consulting fees.

   The amount of development fees and leasing and marketing fees are stated in the development and marketing agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During the 1996 Quarter the Company's medical facility development generated revenues of $3.7 million and pre-tax income (prior to allocation of general corporate expenses) of $1.9 million.

Liquidity and Capital Resources
   Cash used by operating activities was $.7 million for the 1996 Quarter and $2.8 million for the 1995 Quarter. During the 1995 Quarter the Company had a loss of $2.3 million which included $.3 million of depreciation and amortization. In addition, during the 1995 Quarter accounts receivables increased by approximately $.8 million. During the 1996 Quarter the Company had net income of $2.3 million which included $1.6 million of depreciation and amortization. In addition, during the 1996 quarter accounts receivable increased by approximately $3.2 million and accounts payables and accrued liabilities decreased by approximately $1.1 million.

Cash used by investing activities was $3.5 million and $16.7 million for the 1996 Quarter and 1995 Quarter, respectively. This primarily represents the funds required by the Company for the acquisition of physician practices and medical support service companies.

   Cash used by financing activities was $7.7 million for the 1996 Quarter. During the 1996 Quarter, the Company repaid $3.0 million of debt outstanding as well as $3.8 million of advances from shareholder. Cash provided by financing activities was $20.2 million for the 1995 Quarter which primarily represents the $21.5 million in capital contributions and advances from shareholder offset by the repayment of $1.1 million in debt outstanding.

   At April 30, 1996, the Company's principal source of liquidity consisted of $34.1 million in cash. Working capital of $39.9 increased by $62.2 million from December 31, 1995 to April 30, 1996 primarily as a result of the $111.7 million of net proceeds received from the Company's initial public offering offset by the repayment of approximately $71.5 million of indebtedness and certain obligations arising from the Acquisitions. The Company also had $20.9 million of current liabilities, including approximately $10.1 million of indebtedness maturing before April 30, 1997. Further, the Company also has completed Acquisitions subsequent to April 30, 1996 which required approximately $.9 million in cash to complete.

   During 1995, the Company entered into a management agreement with a 22-physician multi-specialty group practice pursuant to which the Company has agreed to expend up to $1.5 million per year in each of the next three years to assist in the expansion activities of the practice. In addition, the Company has agreed to acquire certain copyright and trademark interests of the practice for $.9 million.

   The Company's acquisition and expansion programs will require substantial capital resources. In addition, the operation of physician groups, integrated networks and related medical support service companies, and the development and implementation of the Company's management information systems, will require ongoing capital expenditures. The Company expects that its capital needs over the next several years will substantially exceed capital generated from operations and the net proceeds of the offering. To finance its capital needs, the Company plans both to incur indebtedness and to issue, from time to time, additional debt or equity securities, including Common Stock or convertible notes, in connection with its acquisitions and affiliations. The Company currently has a $30 million commitment from a Bank to fund working capital and acquisition financing needs. In addition, during June 1996, the Company announced that it intends, subject to market and other conditions, to raise $100 million through the sale of convertible subordinated debentures to certain institutional investors and non-U.S. investors and up to $15 million if an over-allotment option to be granted is exercised in full. The debenturess will be convertible into shares of the Company's Common Stock. The securities to be offered will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be offered or sold absent registration under the Securities Act and applicable state securities laws or available exemptions from registrations.

   The Company expects that the working capital and cash generated from operations and amounts available under an acquisition/working capital line for which the Company has received a commitment from a Bank together with the anticipated proceeds of the debenture offering will be adequate to satisfy the Company's cash requirements for the next 12 months. However, there can be no assurance that the debenture offering will be successful or that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

PART II--OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
- - -------
  27    Financial Data Schedule

(b) Reports on Form 8-K

  PhyMatrix filed a Current Report on Form 8-K dated February 2, 1996 during the period covered by this Quarterly Report on Form 10-Q reporting under Item 8 a change in the Company's fiscal year end from December 31 to January 31.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 1996.



                                                   PHYMATRIX CORP.



                                      By: /s/  Frederick R. Leathers
                                          --------------------------
                                          Chief Financial Officer, Treasurer
                                          and Principal Accounting Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 1996.



                                                   PHYMATRIX CORP.



                                       By:
                                           --------------------------
                                           Chief Financial Officer, Treasurer
                                           and Principal Accounting Officer