Form 10-Q/A
period 1996-04-30
PHYMATRIX CORP
filed 1996-07-17
CIK 1002022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q/A

(Mark One)
        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended April 30, 1996


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

                                PHYMATRIX CORP.


                          QUARTERLY REPORT ON FORM 10-Q/A


INDEX


                                                                                      PAGE
                                                                                      -----
PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements.
             Balance Sheets -- April 30, 1996 (unaudited), January 31, 1996
             (unaudited) and December 31, 1995                                           3
             Statements of Operations (unaudited) -- Three Months Ended April
             30, 1996, One Month Ended January 31, 1996 and Three Months Ended
             March 31, 1995                                                              4
             Statements of Cash Flows (unaudited) -- Three Months Ended April
             30, 1996, One Month Ended January 31, 1996 and Three Months Ended
             March 31, 1995                                                              5
             Notes to Financial Statements (unaudited)                                 6-8


PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                            9

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements


                                PHYMATRIX CORP.
                                BALANCE SHEETS

                                                             Consolidated    Consolidated     Combined
                                                               April 30,      January 31,   December 31,
                                                                  1996           1996           1995
                                                               -----------   ------------   -------------
                                                              (unaudited)   (unaudited)
ASSETS
Current assets
 Cash and cash equivalents                                    $34,142,173    $46,113,619    $  3,596,913
 Receivables
  Accounts receivable, net                                     24,447,358     21,562,477      20,710,846
  Other receivables                                               179,513        678,411         569,923
  Notes receivable                                                 --             --             516,000
 Prepaid expenses and other current assets                      1,987,038      1,202,399       1,276,535
                                                               -----------   ------------   -------------
    Total current assets                                       60,756,082     69,556,906      26,670,217
Property, plant and equipment, net                             39,087,961     38,719,086      39,359,328
Notes receivable                                                  100,000        100,000         170,400
Goodwill, net                                                  47,006,150     44,979,865      31,931,453
Management service agreements, net                             16,574,707     15,816,042      16,376,636
Investment in affiliates                                        3,272,028      3,256,783      12,925,129
Other assets (including restricted cash)                        7,623,278      7,578,791       4,753,710
                                                               -----------   ------------   -------------
    Total assets                                             $174,420,206   $180,007,473    $132,186,873
                                                               ===========   ============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of debt and capital leases                    $2,334,188   $  2,552,306    $ 26,662,510
 Current portion of related party debt                          2,435,294      4,740,588       4,740,588
 Due to shareholder--current                                    5,376,000      5,376,000         --
 Accounts payable                                               4,293,252      5,333,791       5,353,210
 Accrued compensation                                             824,288      1,151,268       1,124,316
 Accrued liabilities                                            5,392,961      6,194,108       9,367,532
 Accrued interest--shareholder                                    228,480         --           1,708,174
                                                               -----------    -----------   -------------
    Total current liabilities                                  20,884,463     25,348,061      48,956,330
Due to shareholder, less current portion                        6,310,882     10,147,287      36,690,180
Long-term debt and capital leases, less current portion        13,855,411     13,653,437      28,847,923
Other long term liabilities                                     2,127,632      2,314,544       2,511,122
Minority interest                                               1,730,630      1,335,167       2,502,970
                                                               -----------    -----------   -------------
    Total liabilities                                          44,909,018     52,798,496     119,508,525
Commitments and contingencies
Shareholders' equity:
 Common Stock, par value $.01; 40,000,000 shares
 authorized;   21,529,950 shares issued and outstanding
 at April 30, 1996 and January 31, 1996                           215,300         215,300        --
 Additional paid in capital                                   140,502,110     140,491,557     25,000,000
Retained earnings (deficit)                                   (11,206,222)   (13,497,880)    (12,321,652)
                                                               -----------    ------------  -------------
    Total shareholders' equity                                129,511,188     127,208,977     12,678,348
                                                               -----------    ------------  -------------
Total liabilities and shareholders' equity                   $174,420,206    $180,007,473   $132,186,873
                                                               ===========    ===========   =============

    The accompanying notes are an integral part of the financial statements.
                                       3

                                PHYMATRIX CORP.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Consolidated     Consolidated      Combined
                                                        Three Months       One Month     Three Months
                                                          Ended              Ended           Ended
                                                        ------------      ------------   ------------
                                                         April 30,         January 31,       March 31,
                                                            1996             1996               1995
                                                        ------------      ------------    ------------

Net revenue from services                               $20,052,278       $ 4,636,127       $ 6,669,100
Net revenue from management service agreements           17,154,816         6,079,109            --
                                                         -----------       -----------      -----------
    Total revenue                                        37,207,094        10,715,236         6,669,100
                                                         -----------       -----------      -----------
Operating costs and administrative expenses
 Cost of affiliated physician management services         8,533,111         2,796,623            --
 Salaries, wages and benefits                            11,659,915         3,636,973         4,510,135
 Professional fees                                          901,598           287,095           447,336
 Supplies                                                 5,482,904         1,916,013           601,479
 Utilities                                                  584,605           175,653           135,654
 Depreciation and amortization                            1,592,711           535,300           338,057
 Rent                                                     1,706,075           565,106           326,396
 Earn out payment                                            --                 --            1,111,111
 Provision for bad debts                                    580,248           256,989            34,621
 Other                                                    2,308,679           799,460         1,043,757
                                                         -----------       -----------       -----------
    Total operating costs and administrative expenses    33,349,846        10,969,212         8,548,546
Interest expense, net                                        40,991           551,607           287,480
Interest expense, shareholder                               228,480           259,888            32,601
Minority interest                                            34,041            81,135           105,277
Income from investment in affiliates                       (141,947)           29,622            --
                                                         -----------       -----------      -----------
Income (loss) before provision for income taxes           3,695,683        (1,176,228)       (2,304,804)
Income tax expense                                        1,404,025             --                 --
                                                         -----------       -----------      -----------
Net income (loss)                                       $ 2,291,658       $(1,176,228)      $(2,304,804)
                                                         ===========       ===========      ===========
Net income (loss) per share                             $      0.11       $     (0.08)
                                                         ===========       ===========
Weighted average number of shares outstanding            21,529,950        14,204,305
                                                         ===========       ===========


      The accompanying notes are an integral part of the financial statements.
                                       4

                                PHYMATRIX CORP.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Consolidated       Consolidated         Combined
                                                        Three Months       One Month          Three Months
                                                            Ended             Ended              Ended
                                                        ------------      -------------     --------------
                                                         April 30,         January 31,        March 31,
                                                            1996               1996             1995
                                                         -----------      -------------     -------------

Cash flows from operating activities
 Net income (loss)                                     $  2,291,658       $(1,176,228)      $ (2,304,794)
 Noncash items included in net income (loss):
  Depreciation and amortization                           1,592,711          535,300             338,057
  Other                                                     (15,245)         430,334            (106,045)
 Changes in receivables                                  (3,214,260)        (739,635)           (836,249)
 Changes in accounts payable and accrued liabilities     (1,141,673)        (796,011)            207,840
 Changes in other assets                                   (248,777)         (19,072)           (129,972)
                                                          ---------       ------------        -----------
    Net cash used by operating activities                  (735,586)      (1,765,312)         (2,831,163)
                                                          ---------       ------------        -----------
Cash flows from investing activities
 Capital expenditures                                      (682,709)        (184,460)           (113,789)
 Sale of assets                                              --               24,794             --
 Repayment of notes receivable                               --              686,400             --
 Other assets                                               (84,285)           --                --
 Acquisitions, net of cash acquired                      (2,738,114)          54,252         (16,601,955)
                                                          ---------       ------------        -----------
    Net cash used by investing activities                (3,505,108)         580,986         (16,715,744)
                                                          ---------       ------------        -----------
Cash flows from financing activities
 Capital contributions                                      --                 --             12,036,287
 Advances from (repayment to) shareholder                (3,836,405)      (23,123,170)         9,482,556
 Proceeds from issuance of common stock                     --            114,563,221            --
 Release of cash collateral                                 --              1,000,000            --
 Cash collateralizing note payable                          --             (5,403,337)           --
 Offering costs                                            (929,409)           --                --
 Other assets                                               --                 --               (222,500)
 Repayment of debt                                       (2,964,938)      (43,335,682)        (1,080,321)
                                                          ---------       ------------        -----------
    Net cash provided (used) by financing activities     (7,730,752)       43,701,032         20,216,022
                                                          ---------       ------------        -----------
Increase (decrease) in cash and cash equivalents        (11,971,446)       42,516,706            669,115
Cash and cash equivalents, beginning of period           46,113,619         3,596,913            677,245
                                                          ---------       ------------        -----------
Cash and cash equivalents, end of period               $ 34,142,173       $46,113,619       $  1,346,360
                                                          =========       ============        ===========
Supplemental disclosure of cash flow information
  Cash paid during period for: Interest                $    671,113        $2,876,636       $    297,374
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


(1) ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements include the accounts of PhyMatrix Corp. ("the Company") and the combination of business entities which had been operated under common control. These interim financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Special Report on Form 10-K for the year ended December 31, 1995. Operating results for the three months ended April 30, 1996 are not necessarily indicative of results that may be expected for the year. In January 1996, the Company changed its fiscal year end from December 31 to January 31 and the unaudited financial statements as of and for the one month period ended January 31, 1996 are included herein.

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

   Subsequent to April 30, 1996, the Company has entered into agreements to purchase the assets of and enter into 20-year management agreements with three physician practices consisting of four physicians. Two of these agreements have closed in escrow pending the satisfaction of certain conditions. These practices are located in South Florida, Bethesda, Maryland and Washington, D.C. The total purchase price for the assets of these practices was $1,520,530. Of this amount $585,416 was paid in cash and $935,114 of such purchase price is payable in Common Stock of the Company to be issued during May and June 1997. The number of shares of Common Stock of the Company to be issued is based upon the average price of the stock during the five business days prior to the issuance. The purchase price will be allocated to the assets at their fair market value, including management service agreements of approximately $1,155,871. The Company will receive an annual base management fee and an incentive management fee for each agreement. The resulting intangible will be amortized over 20 years.

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

(a) Exhibits

Exhibit
- -------
  27    Financial Data Schedule

(b) Reports on Form 8-K

  PhyMatrix filed a Current Report on Form 8-K dated February 2, 1996 during the period covered by this Quarterly Report on Form 10-Q reporting under Item 8 a change in the Company's fiscal year end from December 31 to January 31.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of July, 1996.



                                                   PHYMATRIX CORP.



                                      By: /s/  Frederick R. Leathers
                                          --------------------------
                                          Chief Financial Officer, Treasurer
                                          and Principal Accounting Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of July, 1996.



                                                   PHYMATRIX CORP.



                                       By:
                                           --------------------------
                                           Chief Financial Officer, Treasurer
                                           and Principal Accounting Officer