Form 10-Q
period 1996-07-31
PHYMATRIX CORP
filed 1996-09-11
CIK 1002022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____ to

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

       Registrant's telephone number, including area code: (561) 655-3500

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $ 0.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        On September 6, 1996, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 21,864,202.

                                       PHYMATRIX CORP.

                                QUARTERLY REPORT ON FORM 10-Q

                                            INDEX

                                                                            PAGE

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheets -- July 31, 1996 (unaudited), January 31,
          1996 (unaudited) and December 31, 1995                              3

          Statements of Operations (unaudited) -Three Months and Six
          Months Ended July 31, 1996, One Month Ended January 31, 1996
          and Three Months and Six Months Ended June 30, 1995                 4

          Statements of Cash Flows (unaudited) -Six Months Ended July
          31, 1996, One Month Ended January 31, 1996 and Six Months
          Ended June 30, 1995                                                 5

          Notes to Financial Statements (unaudited)                        6-10

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Information                                          11-20


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   20

PART I--FINANCIAL INFORMATION
Item 1.   Financial Statements

                                       PHYMATRIX CORP.
                                        BALANCE SHEET

                                                Consolidated  Consolidated    Combined
                                                  July 31,    January 31,   December 31,
                                                    1996          1996          1995
                                                    ----          ----          ----
                                                (unaudited)   (unaudited)
ASSETS
Current assets
 Cash and cash equivalents                      $111,666,194   $46,113,619    $3,596,913
 Receivables:
  Accounts receivable, net                        29,433,626    21,562,477    20,710,846
  Other receivables                                  229,282       678,411       569,923
  Notes receivable                                         -             -       516,000
 Prepaid expenses and other current assets         3,587,884     1,202,399     1,276,535
                                                   ---------     ---------    ----------
    Total current assets-                        144,916,986    69,556,906    26,670,217

Property, plant and equipment, net                40,011,263    38,719,086    39,359,328
Notes receivable                                     350,000       100,000       170,400
Goodwill, net                                     47,913,972    44,979,865    31,931,453
Management service agreements, net                19,107,669    15,816,042    16,376,636
Investment in affiliates                           3,237,531     3,256,783    12,925,129
Other assets (including restricted cash)           9,083,769     7,578,791     4,753,710
                                                   ---------     ---------    ----------
    Total assets                                $264,621,190  $180,007,473  $132,186,873
                                                ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of debt and capital leases       $2,649,963    $2,552,306   $26,662,510
 Current portion of related party debt               130,000     4,740,588     4,740,588
 Due to shareholder--current                          76,528     5,376,000             -
 Accounts payable                                  5,630,748     5,333,791     5,353,210
 Accrued compensation                                884,033     1,151,268     1,124,316
 Accrued liabilities                               3,979,954     6,194,108     9,367,532
 Accrued interest--shareholder                             -             -     1,708,174
                                                 -------------  -----------  -----------
    Total current liabilities                     13,351,226    25,348,061    48,956,330

Due to shareholder, less current portion                   -    10,147,287    36,690,180
Long-term debt and capital leases, less           13,646,202    13,653,437    28,847,923
  current portion
Convertible subordinated debentures              100,000,000             -             -
Other long term liabilities                        3,066,951     2,314,544     2,511,122
Minority interest                                  1,743,402     1,335,167     2,502,970
                                                   ---------     ---------   -----------
    Total liabilities                            131,807,781    52,798,496   119,508,525

Commitments and contingencies
Shareholders' equity:
 Common Stock, par value $.01; 40,000,000
  shares authorized;  21,864,202 shares
  issued and outstanding at July 31, 1996            218,642       215,300             -
 Additional paid in capital                      140,317,327   140,491,557    25,000,000
 Retained earnings (deficit)                      (7,722,560)  (13,497,880)  (12,321,652)
                                                 -----------  ------------  ------------
    Total shareholders' equity                   132,813,409   127,208,977    12,678,348
                                                 -----------   -----------    ----------

Total liabilities and shareholders' equity      $264,621,190  $180,007,473  $132,186,873
                                                ============  ============  ============


    The accompanying notes are an integral part of the financial statements.

                                       PHYMATRIX CORP.

                                   STATEMENTS OF OPERATIONS

                                         (Unaudited)

                                     Consolidated      Combined       Consolidated    Consolidated     Combined
                                         Three           Three            One              Six            Six
                                         Months          Months          Month           Months          Months
                                         Ended           Ended           Ended           Ended           Ended
                                        July 31,        June 30,       January 31,      July 31,        June 30,
                                          1996            1995            1996            1996           1995
                                          ----            ----            ----            ----           ----

Net revenue from services             $21,055,244     $13,315,206      $4,636,127     $41,107,522     $19,984,306
Net revenue from management
service agreements                     19,368,739               -       6,079,109      36,523,555               -
                                       ----------      ----------      ----------      ----------      ----------
Total revenue                          40,423,983      13,315,206      10,715,236      77,631,077      19,984,306
                                       ----------      ----------      ----------      ----------      ----------

Operating costs and administrative
expenses:
Cost of affiliated physician
management services                     8,879,136               -       2,796,623      17,412,247               -
Salaries, wages and benefits           12,172,957       7,692,060       3,636,973      23,832,872      12,202,195
Professional fees                       1,102,847         661,241         287,095       2,004,445       1,108,577
Supplies                                6,097,539       2,170,157       1,916,013      11,580,443       2,771,636
Utilities                                 593,915         307,446         175,653       1,178,520         443,100
Depreciation and amortization           1,672,977       1,055,410         535,300       3,265,688       1,393,467
Rent                                    1,734,748       1,071,320         565,106       3,440,823       1,397,716
Earn out payment                                -               -               -               -       1,111,111
Provision for bad debts                   740,529         220,790         256,989       1,320,777         255,411
Other                                   2,593,179       1,225,450         799,460       4,901,858       2,269,207
                                        ---------       ---------         -------       ---------       ---------
Total operating costs and
administrative expenses                35,587,827      14,403,874      10,969,212      68,937,673      22,952,420
                                       ----------      ----------      ----------      ----------      ----------

Interest expense, net                     399,421         475,336         551,607         440,412         762,816
Interest expense, shareholder             140,886         314,241         259,888         369,366         346,842
Minority interest                          24,193         186,787          81,135          58,234         292,064
Income from investment in affiliates     (127,051)       (219,204)         29,622        (268,998)       (219,204)
                                       ----------      ----------      ----------      ----------      ----------
Income (loss) before provision for
income taxes                            4,398,707      (1,845,828)     (1,176,228)      8,094,390      (4,150,632)
Income tax expense                      1,627,856               -               -       3,031,881               -
                                        ---------       ---------         -------       ---------       ---------

Net income (loss)                      $2,770,851     $(1,845,828     $(1,176,228)     $5,062,509     $(4,150,632)
                                       ==========     ===========     ===========      ==========     ===========
Net income (loss) per weighted
average share                               $0.13                          $(0.08)          $0.23
                                            =====                          ======           =====
Weighted average number of shares
outstanding                            21,845,841                      14,204,305      21,689,631
                                       ==========                      ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                                       PHYMATRIX CORP.

                                   STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                   Consolidated     Consolidated       Combined
                                                    Six Months        One Month        Six Months
                                                      Ended             Ended            Ended
                                                     July 31,        January 31,        June 30,
                                                       1996             1996              1995
                                                       ----             ----              ----
Cash flows from operating activities
 Net income (loss)                                  $5,062,509       $(1,176,228)      $(4,150,632)
 Noncash items included in net income (loss):
 Depreciation and amortization                       3,265,688           535,300         1,393,467
 Other                                                  19,252           430,334                 -
 Changes in receivables                             (6,493,010)         (739,635)          465,332
 Changes in accounts payable and accrued            (1,012,392)         (796,011)        1,489,758
    liabilities
 Changes in other assets                            (1,879,705)          (19,072)         (479,393)
                                                    -----------         --------         ---------
    Net cash used by operating activities           (1,037,658)       (1,765,312)       (1,281,468)
                                                    -----------      -----------       -----------

Cash flows from investing activities
 Capital expenditures                               (1,684,607)         (184,460)         (929,512)
 Sale of assets                                              -            24,794                 -
 Notes receivable                                     (250,000)          686,400        (1,029,600)
 Other assets                                          (84,285)                -                 -
 Acquisitions, net of cash acquired                 (6,980,003)           54,252       (29,562,838)
                                                    -----------           ------       ------------
    Net cash used by investing activities           (8,998,895)          580,986       (31,521,950)
                                                    -----------          -------       ------------

Cash flows from financing activities
 Capital contributions                                       -                 -        12,036,287
 Advances from (repayment to) shareholder          (15,446,759)      (23,123,170)       23,079,169
 Proceeds from issuance of common stock                205,000       114,563,221                 -
 Proceeds from issuance of convertible
    subordinated debentures                         97,102,738                 -                 -
 Release of cash collateral                          1,537,282         1,000,000                 -
 Cash collateralizing notes payable                          -        (5,403,337)                -
 Offering costs                                     (2,211,765)                -                 -
 Other assets                                         (131,250)                -                 -
 Repayment of debt                                  (5,466,118)      (43,335,682)       (1,937,035)
                                                   -----------      ------------       -----------
    Net cash provided by financing activities       75,589,128        43,701,032        33,178,421
                                                    ----------        ----------        ----------

Increase in cash and cash equivalents               65,552,575        42,516,706           375,003
Cash and cash equivalents, beginning of period      46,113,619         3,596,913           677,245
                                                    ----------         ---------           -------
Cash and cash equivalents, end of period          $111,666,194       $46,113,619        $1,052,248
                                                  ============       ===========        ==========
Supplemental disclosure of cash flow
information
  Cash paid during period for:
    Interest                                        $1,479,014        $2,876,636          $812,837
                                                    ==========        ==========          ========
    Taxes                                           $2,716,928       $         -        $        -
                                                    ==========       ===========        ==========

    The accompanying notes are an integral part of the financial statements.

                                 PHYMATRIX CORP.


                          NOTES TO FINANCIAL STATEMENTS
                Three Months and Six Months Ended July 31, 1996,
                        One Month Ended January 31, 1996
               and Three Months and Six Months Ended June 30, 1995
                                   (Unaudited)


1.      ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements include the accounts of PhyMatrix Corp. ("the Company") and the combination of business entities which had been operated under common control. These interim financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Special Report on Form 10-K for the year ended December 31, 1995. Operating results for the three months and six months ended July 31, 1996 are not necessarily indicative of results that may be expected for the year. In January 1996, the Company changed its fiscal year end from December 31 to January 31 and financial statements as of and for the one month period ended January 31, 1996 are included herein.

   The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an initial public offering ("IPO") which became effective January 23, 1996. In connection with the IPO, the Company issued 8,222,500 shares of Common Stock. Net proceeds to the Company were $111,302,643, which was net of underwriting discounts, commissions and other expenses. The Company used approximately $71,500,000 from the net proceeds of the IPO to repay certain indebtedness and obligations that arose from certain acquisitions. The remaining net proceeds have and will continue to be used for general corporate purposes, including future acquisitions and working capital.

   During June 1996, the Company raised $100 million through the sale of its 6 3/4% Convertible Subordinated Debentures ( the "Debentures") to certain institutional investors and non-U.S. investors. The Debentures will be convertible into shares of the Company's Common Stock and are due in 2003. Net proceeds to the Company from the Debentures, after deduction of the initial purchasers' discounts, commissions and other expenses, were $97,102,738. The Company used approximately $10,752,000 from the net proceeds of the Debenture offering to repay advances from the principal shareholder. During July 1996, the Company filed a Registration Statement on form S-1 with the Securities and Exchange Commission to register the resale of the Debentures by the holders thereof.

   During July 1996, the Company also filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the registration of an aggregate of up to 5,000,000 shares of Common Stock which may be issued by the Company from time to time in connection with various acquisitions that it may make.

2.      ACQUISITIONS

   During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, a newly formed management services organization ("MSO") that provides management services to an independent physician association ("IPA") composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the Company. The Company's balance sheet at July 31, 1996 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests equals 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

   During April 1996, the Company purchased the assets of and entered into an employment agreement with one physician in Florida. The total purchase price, which was paid in cash, for these assets was $1,632,569. The

                                 PHYMATRIX CORP.


                          NOTES TO FINANCIAL STATEMENTS
                Three Months and Six Months Ended July 31, 1996,
                        One Month Ended January 31, 1996
               and Three Months and Six Months Ended June 30, 1995
                                   (Unaudited)


purchase price was allocated to these assets at their fair market value including goodwill of $1,582,849. The resulting intangible is being amortized over 20 years.

   During May 1996, the Company purchased the stock of Atlanta Gastroenterology Associates, P.C. pursuant to a tax free merger and entered into a 40-year management agreement with the medical practice in exchange for 324,252 shares of Common Stock of the Company having a value of approximately $6,100,000. The transaction has been accounted for using the pooling-of-interests method of accounting. Pursuant to the management agreement, the Company will receive a base management fee, an incentive management fee and a percentage of all net ancillary service income.

   During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists the practices of whom the Company acquired for $500,000. $200,000 of such purchase price was paid in cash and $300,000 was paid in the form of a convertible note due in May 1997. The Company has the option to make such $300,000 payment at its discretion in either cash or Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days preceding the due date. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $500,000. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 20 years.

   During May and June, 1996, the Company entered into agreements to purchase the assets of and enter into 20-year management agreements with three physician practices consisting of four physicians. All of these acquisitions have since been consummated, except that one of the acquisitions closed in escrow pending the satisfaction of certain conditions. These practices are located in South Florida, Bethesda, Maryland and Washington, D.C. The total purchase price for the assets of these practices was $1,654,064. Of this amount $703,110 was paid in cash and $950,954 of such purchase price is payable in Common Stock of the Company to be issued during May and June 1997. The number of shares of Common Stock of the Company to be issued is based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at July 31, 1996. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $1,189,419. The Company will receive an annual base management fee and an incentive management fee under each agreement. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with four physicians in Florida. The purchase price for these assets was approximately $830,339, which was paid in cash. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $210,567. The Company will receive a management fee under the management agreements based upon a percentage of the net revenues of the practice. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into a 20 year management agreement with three urologists in Atlanta, Georgia. The purchase price for these assets was $705,189. Of such purchase price $425,189 was paid in cash and $280,000 is payable during July 1997 in Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at July 31, 1996. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $350,000. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 20 years.

                                 PHYMATRIX CORP.


                          NOTES TO FINANCIAL STATEMENTS
                Three Months and Six Months Ended July 31, 1996,
                        One Month Ended January 31, 1996
               and Three Months and Six Months Ended June 30, 1995
                                   (Unaudited)


   During July 1996, the Company purchased the assets of and entered into employment agreements with two physicians in Florida. The total purchase price for these assets was $1,495,207. Of this amount, $436,807 was paid in cash and $1,058,400 is payable during July 1997 in Common Stock of the Company with such number of shares to be based upon the value of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at July 31, 1996. The purchase price has been allocated to these assets at their fair market value including goodwill of $1,193,562. The resulting intangible is being amortized over 20 years.

   During the six months ended July 31, 1996 and June 30, 1995, the Company acquired the assets and assumed certain liabilities of physician practices, medical support service companies and management service organizations. The transactions had the following non-cash impact on the balance sheets:


                                                July 31,          June 30,
                                                  1996              1995
                                                  ----              ----
Current assets                                  $1,742,127       $6,186,180
Property, plant and equipment                      851,418       28,702,801
Intangibles                                      7,228,386       24,968,354
Other noncurrent assets                                  -        2,180,662
Current liabilities                             (1,476,665)      (4,435,642)
Debt                                              (302,452)     (27,879,988)
Noncurrent liabilities                            (350,000)        (159,529)
Equity                                            (712,811)               -

3.      LONG TERM DEBT

   During January 1996, the Company used approximately $71,500,000 from the proceeds of the IPO, to repay the following indebtedness and obligations of the Company that arose from certain acquisitions: (i) a promissory note to Aegis Health Systems, Inc. in the amount of $3,796,503 (including interest); (ii) a contingent note to the former shareholders of Nutrichem, Inc., net of a tax loan receivable due from the shareholders, in the amount of $3,854,595 (including interest); (iii) a note payable to a financing institution in connection with the purchase of Oncology Therapies, Inc. in the amount of $15,585,023 (including interest); (iv) a note payable to NationsBank of Florida, N.A. in the amount of $19,586,531 (including interest); and (v) a partial payment of $28,676,743 on the note payable to Abraham D. Gosman, the Company's President, Chief Executive Officer, Chairman and principal stockholder.

   During the six months ended July 31, 1996, the Company repaid (i) $4,610,588 of related party indebtedness to the former shareholders of DASCO Development Corporation and (ii) $15,446,759 on the note payable to Mr. Gosman.

   During May 1996, the Company received a commitment from PNC Bank, National Association, for a $30 million revolving credit facility and anticipates closing on this financing during September 1996.

   During June 1996, the Company issued $100,000,000 of the Debentures which are due in 2003 and bear interest at the rate of 6 3/4% per annum. The Debentures are convertible into Common Stock of the Company at any time after August 20, 1996 at a conversion price of $28.20 per share. The Debentures are not redeemable by the Company prior to June 18, 1999. Offering costs of approximately $2,897,262 have been deferred and are being amortized over the life of the Debentures.

4.      RELATED PARTY TRANSACTIONS

                                 PHYMATRIX CORP.


                          NOTES TO FINANCIAL STATEMENTS
                Three Months and Six Months Ended July 31, 1996,
                        One Month Ended January 31, 1996
               and Three Months and Six Months Ended June 30, 1995
                                   (Unaudited)


   During the six months ended July 31, 1996, the Company contracted with an entity principally owned by the Company's Chairman of the Board, President and Chief Executive Officer to provide construction management, development, marketing and consulting services for a medical mall being constructed by such entity. During the six months ended July 31, 1996 the Company recorded revenues in the amount of $1,079,568 related to such services.

5.      NET INCOME PER SHARE

  Net income per common share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended July 31, 1996, the weighted average number of common shares outstanding were 21,845,841 and 21,689,631, respectively. When dilutive, stock options (less the number of treasury shares assumed to be purchased from the proceeds) are included in the calculation of the weighted average number of common shares outstanding. For the three and six months ended July 31, 1996, conversion of the 6-3/4% Convertible Subordinated Debentures issued in June 1996, is not assumed because the effect is anti-dilutive.

6.      SUBSEQUENT EVENTS

   During August 1996, the Company purchased the assets of and entered into a 40 year management agreement with eight physicians in Florida. The purchase price for these assets was $3,350,000. Of such purchase price, $1,430,000 was paid in cash and $1,920,000 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The purchase price will be allocated to these assets at their fair market value, including management service agreements of approximately $2,400,000. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible will be amortized over 40 years.

   During August 1996, the Company purchased the assets of and entered into a 40 year management agreement with four physicians in Georgia. The purchase price for these assets was $1,445,278. Of such purchase price, $752,478 was paid in cash and $692,800 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The purchase price will be allocated to these assets at their fair market value, including management service agreements of approximately $1,057,631. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible will be amortized over 40 years.

   During August 1996, the Company purchased the assets of and entered into a 40 year management agreement with 10 physicians in Florida. The purchase price for these assets was $2,935,139. Of such purchase price, $695,139 was paid in cash and $2,240,000 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The purchase price will be allocated to these assets at their fair market value, including management service agreements of approximately $2,800,000. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible will be amortized over 40 years.

   During August 1996, the Company purchased the assets of three physicians in Florida. The purchase price for these assets was $259,071. Of such purchase price, $163,435 was paid in cash and $95,636 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The purchase will be allocated to these assets at their fair market value, including management service agreements of approximately $95,636.
The resulting intangible will be amortized over 20 years.

   During August 1996, the Company agreed to acquire the remaining 56.25% ownership interest in Physicians Choice Management, LLC, a management services organization ("MSO") that provides management services to an independent physician association ("IPA") composed of over 330 physicians in Connecticut. The Company had acquired a 43.75% ownership interest in December 1995.

                                 PHYMATRIX CORP.


                          NOTES TO FINANCIAL STATEMENTS
                Three Months and Six Months Ended July 31, 1996,
                        One Month Ended January 31, 1996
               and Three Months and Six Months Ended June 30, 1995
                                   (Unaudited)


The Company agreed to acquire the remaining interests in exchange for a payment of $1,000,000 in cash plus 363,442 shares of Common Stock of the Company. The Company has also agreed to loan the selling shareholders $2.8 million in the event that they incur a tax liability related to the sale.

   During August 1996, the Company loaned $10 million to an unrelated healthcare entity. The principal and interest are due in one installment on August 15, 1997. Interest on the loan will accrue at the rate of prime plus 2%.

   During August 1996, the Company sold the assets of and assigned the obligations related to its radiation therapy center in Nashville, Tennessee to a third party for a purchase price of $1,500,000. The Company's estimated investment in such assets was approximately $1,225,000 and the Company will record a gain of approximately $275,000 related to such sale during the third quarter.

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

   Since the Company commenced operations in June 1994, it has developed its current business primarily through the acquisition of the businesses and assets of physician practices and medical support service companies. As of July 31, 1996, the Company had affiliated with 138 physicians, acquired several medical support service companies, acquired a medical facility development company, and acquired a 43.75% interest in a management services organization in Connecticut and a 50% interest in a management services organization in Georgia that provide management services to independent physician associations composed of over 375 multi-specialty physicians (collectively, the "Acquisitions").

   In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Acquisition Summary
   The following table sets forth the acquisitions made by the Company as of July 31, 1996 with the respective purchase dates, purchase prices, and amounts allocated to intangibles:

                                                                           Amounts Allocated
                                                                            to Intangibles
                                                                            --------------
                                                                                     Management
                                               Date         Purchase                  Service
Business Acquired                            Purchased       Price      Goodwill     Contracts
- -----------------                            ---------       -----      --------     ---------
Employed physicians (A)                   Various          $7,078,162   $5,702,296            --
                                          through April
                                          1996

Medical support service companies:
 o Uromed Technologies, Inc.              September 1994    3,661,751    2,375,914            --
 o Nutrichem, Inc.                        November 1994    12,924,371    9,799,793            --
 o First Choice Home Care Services of     November 1994     2,910,546    2,622,061            --
   Boca Raton, Inc.
 o First Choice Health Care Services of
   Ft. Lauderdale, Inc.
 o First Choice Health Care Services,
   Inc.
 o Mobile Lithotripter of Indiana         December 1994     2,663,000           --            --
   Partners
 o Radiation Care, Inc. and Subsidiaries  March 1995       41,470,207    8,623,330            --
 o Aegis Health Systems, Inc.             April 1995        7,162,770    6,227,770            --
 o Phylab/Miramer Lab                     October 1995        133,081      118,649            --
 o Pinnacle Associates, Inc.              November 1995         --(B)      471,576            --
   Managed physician practices:
 o Georgia Oncology-Hematology Clinic,    April 1995        2,099,353           --       645,448
   P.C.
 o Oncology-Hematology Associates P.A.    July 1995         1,542,953           --       314,170
   and Oncology-Hematology Infusion
   Therapy, Inc.
 o Cancer Specialists of Georgia, Inc.    August 1995       6,100,492           --     2,738,429
 o Oncology & Radiation Associates, P.A.  September 1995   10,786,997           --     9,581,773
 o Osler Medical, Inc.                    September 1995    6,696,104           --     4,276,969
 o West Shore Urology                     October 1995        554,447           --        27,204
 o Whittle, Varnell and Bedoya, P.A.      November 1995       984,711           --       288,564



 o Oncology Care Associates               November 1995/    1,032,939           --       547,886
                                          July 1996
 o Symington                              December 1995       121,667           --        29,566
 o Venkat Mani                            December 1995       443,429           --       140,839
 o Atlanta Gastroenterology               April 1996        6,100,000           --            --
 o Busch                                  May 1996            759,637           --       429,545
 o Kelley                                 June 1996           500,000           --       500,000
 o Dal Yoo                                June 1996           394,427           --       259,874
 o Koerner, Taub & Flaxman                July 1996           830,339           --       210,567
 o Atlanta Metro Urology                  July 1996           705,189           --       350,000
Medical facility development:
 o DASCO Development Corporation and      May 1995/      9,813,856(C)    9,813,856            --
   Affiliate                              January 1996

Management Services Organization:
 o Physicians Choice Management, LLC      December 1995     3,850,000    3,021,413            --
 o Central Georgia Medical                April 1996        1,250,000      900,000            --
   Management, LLC

- ----------

(A) Includes Drs. Bansal, Mistry, Dandiya, Canasi, Alpert, Hunter, Jaffer, Cano, Herman, Barza, Novoa, Lawler, Cutler and Surowitz.

(B) Entire purchase price is contingent and is based on earnings with a maximum purchase price of $5.2 million.

(C) The Company acquired 50% of DASCO in May 1995 and the remaining 50% was acquired simultaneous with the initial public offering in January 1996. See Medical Facility Development Acquisitions.

Physician Practice Acquisitions
   During the year ended December 31, 1995, the Company purchased the assets of Drs. Bansal, Mistry, Dandiya, Canasi, Alpert, Hunter, Jaffer, Cano, Herman, Barza and Novoa and in conjunction with those purchases entered into employment agreements with 14 physicians in Florida. The total purchase price for these assets was $3,950,386. The purchase price was allocated to these assets at their fair market value, including goodwill of $2,925,885. During the six months ended July 31, 1996, the Company purchased the assets of and entered into employment agreements with Drs. Lawler, Cutler and Surowitz. The total purchase price for these assets was $2,069,376 in cash and $1,058,400 payable in Common Stock of the Company to be issued during the second quarter of 1997. The Common Stock to be issued is based upon the average price of the stock during the five business days prior to the issuance and was allocated to the assets at their fair market value including goodwill of $2,776,411. The resulting goodwill is being amortized over 20 years.

     During July 1995, the Company purchased the assets of and entered into a 15-year management agreement with Oncology-Hematology Associates, P.A. and Oncology-Hematology Infusion Therapy, Inc. a medical oncology practice in Baltimore, Maryland with three medical oncologists. The purchase price for these assets was approximately $1,542,953 in cash. An affiliate of the Company guarantees the performance of the Company's obligations under the management agreement. For its management services, the Company will receive 41.6% of the net revenues of the practice less the salaries and benefits of medical personnel whose services are billed incident to the practice of medicine and which are employed by the practice. The Company has guaranteed that the minimum amount that will be retained by the practice for each of the first eight years will be $1,627,029 and for each of years nine and ten will be $1,301,619. The purchase price was allocated to the assets at their fair market value, including management service agreements of approximately $314,170. The resulting intangible is being amortized over 15 years.

   During August 1995, the Company purchased the assets of Cancer Specialists of Georgia, Inc. a medical oncology practice with 11 oncologists in Atlanta, Georgia. The purchase price for these assets was approximately $6,100,492 in cash. In addition, during April 1995, the Company purchased the assets of and entered into a 10-year management agreement with Georgia Oncology-Hematology Clinic, P.C. a medical oncology practice with eight oncologists in Atlanta, Georgia. The purchase price for these assets was approximately $2,099,353 in cash. During August 1995, these two medical oncology practices consolidated and formed a new entity, Georgia Cancer Specialists, Inc. The Company entered into a new 10-year management agreement with the consolidated practice during August 1995. For its services under this management agreement, the Company receives 41.5% of the net practice revenues less the cost of pharmaceutical and/or ancillary products. In each of the second through fifth years of the term of this agreement, the fee payable to the Company is decreased by 1%. The Company also purchased for $180,000 a 46% interest in I Systems, Inc., a company affiliated with one of the practices which is engaged in the business of claims processing and related services. The purchase of this 46% interest is being accounted for by the equity method. The Company has the option to purchase up to an additional 30% interest in the affiliated Company for $33,333 in cash for each additional one percent of ownership interest purchased. The Company and the affiliated company entered into a three-year service agreement pursuant to which certain billing and collection services will be provided to the Company. The purchase price of the above acquisitions was allocated to the assets at their fair market value, including management service agreements of $3,383,877. The resulting intangible is being amortized over 10 years.

   During September 1995, the Company purchased the assets of and entered into a 20-year management agreement with Osler Medical, Inc., a 22 physician multi-specialty group practice in Melbourne, Florida. The purchase price for these assets was approximately $4,318,832 plus the assumption of debt of $1,490,272. The Company also entered into a 20-year capital lease for the main offices of the practice with a total obligation of $6,283,483. An affiliate of the Company has provided a guarantee of such payments under the lease. During the first five years of the management agreement, the Company will receive a management fee equal to 45% of the annual net revenues of the practice. Thereafter, the management fee increases to 47% of annual net revenues. The management fee percentage for net revenues of the initial physician group will be reduced based upon a set formula to a minimum of 31% based upon the achievement of certain predetermined benchmarks. The management agreement also provides that, during the period from January 1, 1996 through December 31, 2005, to the extent annual net revenues of the practice are less than $10,838,952, the Company's management fee is reduced up to a maximum reduction of $1,500,000 per year. The Company has agreed to expend up to $1,500,000 per year for each of the first three years of the management agreement to assist in the expansion activities of the practice. During the second quarter of 1996, the Company also acquired certain copyright and trademark interests for a purchase price of $887,000. The purchase price for the practice's assets acquired to date was allocated to such assets at their fair market value, including management service agreements of $4,276,969. The resulting intangible is being amortized over 20 years.

   During September 1995, the Company purchased the assets of and entered into a 20-year management agreement with Oncology & Radiation Associates, P.A. a medical oncology practice with 19 oncologists in South Florida. The purchase price for these assets was $5,383,660 in cash plus the assumption of debt of $5,403,337. The debt is collateralized by an irrevocable letter of credit issued by NationsBank of Florida, N.A. ("NationsBank"), the collateral for which had been provided by Mr. Gosman prior to the Company's initial public offering. The management fee paid to the Company for services rendered has two components: a base management fee and a variable management fee. The base management fee is $2,100,000 per year, subject to adjustment to an amount not less than $1,350,000 during the first five years of the agreement and not less than $700,000 thereafter. The variable management fee is equal to 35.5% of certain revenues, subject to increase in certain circumstances. The purchase price for the practice's assets was allocated to the assets at their fair market value, including management service agreements of $9,581,773. The resulting intangible is being amortized over 20 years.

   During the fourth quarter of 1995, the Company purchased the assets of and entered into management service agreements with West Shore Urology; Whittle, Varnell and Bedoya, P.A.; Oncology Care Associates; Venkat Mani; and Symington consisting of 14 physicians including two oncologists. The total purchase price for these assets was $2,637,193 in cash. The Company also entered into a 15-year capital lease with a total obligation of $1,569,171. The purchase price for the practices' assets was allocated to assets at their fair market value, including management service agreements of $534,059. The resulting intangible is being amortized over ten to 20 years.

   During May 1996, the Company purchased the stock of Atlanta Gastroenterology Associates, P.C. pursuant to a tax free merger and entered into a 40-year management agreement with the medical practice in exchange for 324,252 shares of Common Stock of the Company having a value of approximately $6,100,000. The transaction has been accounted for using the pooling-of-interests method of accounting. Pursuant to the management agreement, the Company will receive a base management fee, an incentive management fee, and a percentage of all net ancillary service income.

   During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists the practices of whom the Company acquired for $500,000. $200,000 of such purchase price was paid in cash and $300,000 was paid in the form of a convertible note with a maturity in May 1997. The Company has the option to make such $300,000 payment at its discretion in either cash or Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days preceding such date. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $500,000. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 20 years.

   During May and June 1996, the Company entered into agreements to purchase the assets of and enter into 20-year management agreements with three physician practices consisting of four physicians. All of the acquisitions have since been consummated, except that one of the acquisitions closed in escrow pending the satisfaction of certain conditions. These practices are located in South Florida, Bethesda, Maryland and Washington, D.C. The total purchase price for the assets of these practices was $1,654,064. Of this amount, $703,110 was paid in cash and $950,954 of such purchase price is payable in Common Stock of the Company to be issued during May and June 1997. The number of shares of Common Stock of the Company to be issued is based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at July 31, 1996. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $1,189,419. The Company will receive an annual base management fee and an incentive management fee under each agreement. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with four physicians in Florida. The purchase price for these assets was approximately $830,339, which was paid in cash. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $210,567. The Company will receive a management fee under the management agreements based upon a percentage of the net revenues of the practice. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into a 20 year management agreement with three urologists in Atlanta, Georgia. The purchase price for these assets was $705,189. Of such purchase price, $425,189 was paid in cash and $280,000 is payable during July 1997 in Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at July 31, 1996. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $350,000. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 20 years.

Medical Support Service Companies Acquisitions
   During September 1994, an 80% owned subsidiary of the Company purchased substantially all of the assets of Uromed Technologies, Inc. ("Uromed"), a provider of lithotripsy services in Florida, for a Base Purchase Price of $2,564,137 plus the assumption of capital lease obligations of $1,097,614. The Final Purchase Price equals the Base Purchase Price plus the amount by which Stockholders' Equity exceeded $450,000 on the Closing Date. A Final Purchase Price payment of $283,000 was accrued at December 31, 1994 and paid during May 1995. The former shareholders of Uromed will also receive an earnings contingency payment of $274,000 which has been accrued at December 31, 1995. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to assets at their fair market value including goodwill of $2,375,914. The resulting intangible is being amortized over 20 years. The Company intends to acquire the outstanding 20% interest in the subsidiary.

   During November 1994, the Company purchased 80% of the stock of Nutrichem, Inc. ("Nutrichem"), an infusion therapy company doing business in Maryland, Virginia and the District of Columbia, for $3,528,704 in cash and a contingent note in the amount of $6,666,667, subject to adjustments. During the year ended December 31, 1995, the Company made payments on the contingent note of $2,657,732 (including interest of $435,510). Subsequent to the Company's initial public offering, the contingent note (which had an outstanding principal balance of $4,444,444 at December 31, 1995) was paid from the net proceeds of the offering. A charge of $1,271,000 related to this contingent note was recorded during the year ended December 31, 1995. The remaining $5,395,667 was allocated to goodwill at December 31, 1995 and is being amortized. The purchase price was allocated to assets at the fair market value including total goodwill of $7,007,833. The resulting intangible is being amortized over 40 years. Subsequent to the initial public offering, the Company acquired the outstanding 20% interest in Nutrichem in exchange for 266,666 shares of Common Stock resulting in additional purchase price and goodwill of $4,000,000 and $2,791,960, respectively.

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

   During March 1995, the Company acquired by merger all of the outstanding shares of stock of Oncology Therapies, Inc. (formerly known as Radiation Care, Inc. and referred to herein as "OTI") for $2.625 per share. OTI owns and operates outpatient radiation therapy centers utilized in the treatment of cancer and diagnostic imaging centers. OTI's centers are located in Alabama, California, Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. The total purchase price for the stock (not including transaction costs and 26,800 shares subject to appraisal rights) was approximately $41,470,207. The purchase price was paid by a combination of cash on hand, loans from Mr. Gosman and net proceeds from long term debt financing of approximately $17,278,000. The long term debt financing was paid in full during January 1996 with the proceeds of the Company's initial public offering. The Company closed five of OTI's radiation therapy centers and has accrued approximately $3,134,028 primarily as a reserve for the estimated amount of the remaining lease obligation. Of this amount $2,188,635 was recorded as an adjustment to the purchase price and $945,393 was recorded as a charge in the fourth quarter of 1995. In addition, the Company also recorded a charge during the fourth quarter of 1995 of $1,554,607, which represents the writedown of assets to their estimated fair market value. The purchase price paid in connection with the OTI merger was allocated to assets at their fair market value, including goodwill of $8,623,330. The resulting intangible is being amortized over 40 years.

   During April 1995, the Company purchased from Aegis Health Systems, Inc. for $7,162,770 all of the assets used in its lithotripsy services business. The purchase price consisted of approximately $3,592,362 in cash and $3,570,408 in a promissory note. The outstanding principal balance and any unpaid interest became due and payable upon the closing of the Company's initial public offering and was paid in full during January 1996. The obligations, evidenced by the promissory note, were secured by $1,000,000 which was in escrow and included in other assets at December 31, 1995. The purchase price was allocated to assets at their fair market value including goodwill of $6,227,770. The resulting intangible is being amortized over 20 years.

   During November 1995 the Company acquired by merger Pinnacle Associates, Inc. ("Pinnacle"), an Atlanta, Georgia infusion therapy services company. In connection with the Pinnacle merger there is a $5,200,000 maximum payment that may be required to be paid that is based on earnings and will be made in the form of shares of Common Stock of the Company valued as of the earnings measurement date. The amount of such contingent payment has not yet been determined, however, the Company believes that the impact on the financial statements is immaterial. The contingent consideration represents the full purchase price. On the merger date, the liabilities assumed exceeded the fair market value of the assets acquired by approximately $471,576 and such amount was recorded as goodwill and is being amortized over 40 years.

Management Services Organization
   During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, a newly formed management services organization ("MSO") that provides management services to an independent physician association ("IPA") composed of over 330 physicians based in Connecticut. The Company acquired this interest in exchange for a payment of $1.5 million to existing shareholders, ($1.0 million paid during 1995 and $.5 million paid during the second quarter of 1996) and a capital contribution of $2.0 million to the Company ($1.5 million paid during 1995 and $.5 million paid during the second quarter of 1996). The Company's balance sheet as of July 31, 1995 includes the 56.25% interest not owned by the Company as minority interest. The Company acquired an option, which expires in May 1998, to increase its ownership in the MSO to 50% for an additional investment of $2.0 million, of which $1.0 million would represent an additional capital contribution to the MSO and $1.0 million would represent the purchase of additional units currently owned by the IPA. The Company has paid a nonrefundable amount of $350,000 for such option. In addition, upon the IPO the Company granted options to purchase 300,000 shares of Common Stock to certain MSO employees in conjunction with their employment agreements. These options vest over a two year period with the exercise price equaling the fair market value of the Company's stock on the date such shares become exercisable. During August 1996, the Company agreed to acquire the remaining 56.25% interest.

   During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, a newly formed MSO that provides management services to an IPA composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the MSO. The Company's balance sheet as of July 31, 1996 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests shall equal 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

Medical Facility Development Acquisitions
   On May 31, 1995, Mr. Gosman purchased a 50% ownership interest in DASCO Development Corporation and DASCO Development West, Inc. (collectively, "DASCO"), a medical facility development services company providing such services to related and unrelated third parties in connection with the development of medical malls, health parks and medical office buildings. The purchase price consisted of $5.2 million in cash and $4.6 million in notes, which were guaranteed by Mr. Gosman. Upon the closing of the Company's initial public offering, Messrs. Gosman, Sands and Rendina, the Company's principal promoters, and certain management and founder stockholders exchanged their ownership interests in DASCO for shares of Common Stock equal to a total of $55 million or 3,666,667 shares. The Company believes that its medical facility development services and project finance strategy are a significant component of the Company's overall business strategy. The historical book value of Messrs. Sands and Rendina's interest in DASCO is $22,735. The initial 50% purchase price was allocated to assets at their fair market value, primarily goodwill of $9.8 million with the exchange recorded at historical value. At December 31, 1995 DASCO was being accounted for using the equity method.

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

Results of Operations

Three Months and Six Months Ended July 31, 1996 Compared to Three Months and Six Months Ended June 30, 1995
   The following discussion reviews the results of operations for the three and six months ended July 31, 1996 (the "1996 Quarter" and "1996 Period"), respectively, compared to the three and six months ended June 30, 1995 (the "1995 Quarter" and "1995 Period"), respectively.

Revenues
   The Company derives revenues from health care services, medical facility development services and management service organizations. Within the health care segment, the Company distinguishes between revenues from cancer services, non-cancer physician services and other medical support services. Cancer services include physician practice management services to oncology practices and certain medical support services, including radiation therapy, diagnostic imaging and infusion therapy. Non-cancer physician services include physician practice management services to all practices managed by the Company other than oncology practices. Other medical support services include home health care services and lithotripsy.

   Net revenues were $13.3 million and $20.0 million for the 1995 Quarter and the 1995 Period, respectively. Of these amounts, $8.6 million and $10.7 million or 64.3% and 53.4% of such revenues was attributable to cancer services; $.9 million and $1.1 million or 6.8% and 5.6% was related to non-cancer physician services; and $3.9 million and $8.2 million or 28.9% and 41.0% of such revenues was attributable to other medical support services for the 1995 Quarter and the 1995 Period, respectively.

   Net revenues were $40.4 million and $77.6 million for the 1996 Quarter and the 1996 Period, respectively. Such revenues during this period consisted of $23.1 million and $44.3 million or 57.2% and 57.0% related to cancer services; $8.6 million and $15.9 million or 21.4% and 20.4% related to non-cancer physician services; $4.9 million and $10.1 million or 12.2% and 13.0% related to other medical support services; and $3.7 million and $7.4 million or 9.2% and 9.5% related to medical facility development. As of July 31, 1996, the Company had affiliations with 61 physicians providing cancer related services, 20 employed primary care physicians and 57 other multigroup or specialty physicians.

Expenses
   For the 1996 Quarter, the 1996 Period, the 1995 Quarter and the 1995 Period, expressed as a percentage of net revenues, general corporate expenses were 5.0%, 4.4%, 7.2% and 8.5%, respectively. General corporate expenses, as a percentage of net revenues, were higher during the 1995 Quarter and the 1995 Period than the 1996 Quarter and the 1996 Period due to the commencement of operations of the Company during the 1995 Quarter and the 1995 Period.

   The Company's cost of affiliated physician management services was $8.9 million and $17.4 million for the 1996 Quarter and the 1996 Period, respectively. There were no costs of affiliated physician management services during the 1995 Quarter or the 1995 Period. Cost of affiliated physician management services represents the fixed and variable contractual management fees as defined and stipulated in the management agreements. Revenue for these managed physician practices was $19.4 million and $36.5 million for the 1996 Quarter and the 1996 Period, respectively.

   The Company's depreciation and amortization expense increased by $.6 million from the 1995 Quarter to the 1996 Quarter and $1.9 million from the 1995 Period to the 1996 Period. The increase is a result of the Acquisitions and the allocation of the purchase prices as required per purchase accounting.

The Company's rent expense increased by $.7 million from the 1995 Quarter to the 1996 Quarter and $2.0 million from the 1995 Period to the 1996 Period. Rent and lease expenses as a percentage of net revenue will vary based on the size of each of the affiliated practice offices, the number of satellite offices and the current market rental rate for medical office space in the particular geographic markets.

   The Company's earn-out payment during the 1995 Period of $1.1 million represents a payment to Nutrichem on the contingent note entered into in conjunction with the acquisition of Nutrichem.

   The Company's net interest expense decreased by $.2 million from the 1995 Quarter to the 1996 Quarter and $.3 million from the 1995 Period to the 1996 Period. Interest income of $.6 million and $1.1 million was earned during the 1996 Quarter and the 1996 Period, respectively, on the remaining proceeds from the Company's 1996 initial public offering and Convertible Subordinated Debenture Offering.

   No income tax provision was required during the 1995 Quarter or the 1995 Period due to the Company's tax loss and the inability of the Company to use the benefits which prior to the completion of the initial public offering primarily accrued to Mr. Gosman.

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

   The amount of development fees and leasing and marketing fees are stated in the development and marketing agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During the 1996 Quarter and the 1996 Period, the Company's medical facility development generated revenues of $3.7 million and $7.4 million and pre-tax income (prior to allocation of general corporate expenses) of $2.0 million and $3.8 million, respectively.

Liquidity and Capital Resources
   Cash used by operating activities was $1.0 million for the 1996 Period and $1.3 million for the 1995 Period. During the 1995 Period the Company had a loss of $4.2 million which included $1.4 million of depreciation and amortization. In addition, during the 1995 Period accounts receivables decreased by approximately $.5 million. During the 1996 Period the Company had net income of $5.1 million which included $3.3 million of depreciation and amortization. In addition, during the 1996 Period accounts receivable increased by approximately $6.5 million and accounts payables and accrued liabilities decreased by approximately $1.0 million.

   Cash used by investing activities was $9.0 million and $31.5 million for the 1996 Period and 1995 Period, respectively. This primarily represents the funds required by the Company for the acquisition of physician practices and medical support service companies.

   Cash provided by financing activities was $75.6 million for the 1996 Period and represents (i) net proceeds from the issuance of Convertible Subordinated Debentures of $97.1 million; (ii) proceeds from the issuance of Common Stock pursuant to stock options and offering costs related to the initial public offering of $.2 million and $2.2 million, respectively; (iii) repayment of debt and amounts due to shareholder of $5.5 million and $15.4 million, respectively;
(iv) the release of restricted cash collateralizing debt of $1.5 million; and
(v) financing costs and fees of $.1 million. Cash provided by financing activities was $33.2 million for the 1995 Period which primarily represents the $35.1 million in capital contributions and advances from shareholder offset by the repayment of $1.9 million in debt outstanding.

   At July 31, 1996, the Company's principal source of liquidity consisted of $111.7 million in cash. Working capital of $131.6 increased by $153.9 million from December 31, 1995 to July 31, 1996 primarily as a result of the $209.4 million of net proceeds received from the Company's initial public offering and Convertible Subordinated Debenture offering, offset by the repayment of approximately $87.4 million of indebtedness and certain obligations arising from the Acquisitions. The Company also had $13.4 million of current liabilities, including approximately $2.9 million of indebtedness maturing before July 31, 1997. Further, the Company also has completed Acquisitions subsequent to July 31, 1996 which required approximately $4.1 million in cash to complete and has also used $12.8 million in cash to loan to third parties.

   During 1995, the Company entered into a management agreement with a 22-physician multi-specialty group practice pursuant to which the Company has agreed to expend up to $1.5 million per year in each of the next three years to assist in the expansion activities of the practice. In addition, the Company agreed to acquire certain copyright and trademark interests of the practice for $.9 million. These interests were acquired during June 1996.

   In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with the number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of July 31, 1996 the Company had committed to issue $1,889,354 of Common Stock of the Company using the methodology discussed above. Subsequent to July 31, 1996 the Company has committed to issue an additional $5,349,000 of Common Stock of the Company using this same methodology.

   The Company's acquisition and expansion programs will require substantial capital resources. In addition, the operation of physician groups, integrated networks and related medical support service companies, and the development and implementation of the Company's management information systems, will require ongoing capital expenditures. The Company expects that its capital needs over the next several years will substantially exceed capital generated from operations. To finance its capital needs, the Company plans both to incur indebtedness and to issue, from time to time, additional debt or equity securities, including Common Stock or convertible notes, in connection with its acquisitions and affiliations. The Company currently has a commitment from a bank to fund $30 million of working capital and acquisition financing needs.

   The Company expects that the working capital and cash generated from operations and amounts available under an acquisition/working capital line for which the Company has received a commitment from a bank together with the proceeds of the Convertible Subordinated Debenture offering will be adequate to satisfy the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

PART II--OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit   27    Financial Data Schedule

(b) Reports on Form 8-K

The Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on June 18th and June 27th, 1996 reporting under Item 5 the issuance of press releases in connection with the Company's issuance of 6 3/4% Convertible Subordinated Debentures due 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September, 1996.



                                             PHYMATRIX CORP.



                                      By:    /s/  Frederick R. Leathers
                                             ----------------------------------
                                             Chief Financial Officer, Treasurer
                                             and Principal Accounting Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September, 1996.



                                             PHYMATRIX CORP.



                                         By: __________________________________
                                             Chief Financial Officer, Treasurer
                                             and Principal Accounting Officer