Form 10-Q
period 1996-10-31
PHYMATRIX CORP
filed 1996-12-12
CIK 1002022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended October 31, 1996

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


     On December 6, 1996, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 22,238,144.

                                 PHYMATRIX CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheets -- October 31, 1996 (unaudited),
         January 31, 1996 (unaudited) and December 31, 1995          3

         Statements  of  Operations-Three  Months and
         Nine Months Ended October 31, 1996  (unaudited),
         One Month Ended January 31, 1996 (unaudited),
         Three Months Ended September 30, 1995 (unaudited)
         and Nine Months Ended September 30, 1995                    4

         Statements of Cash Flows-Nine Months Ended
         October 31, 1996 (unaudited), One Month Ended
         January 31, 1996 (unaudited) and Nine Months
         Ended September 30, 1995                                    5

         Notes to Financial Statements (unaudited)                6-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Information          12-23


PART II -OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           23

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      PHYMATRIX CORPORATION

                         BALANCE SHEETS

                                                              Consolidated     Consolidated       Combined
                                                               October 31,      January 31,      December 31,
                                                                  1996             1996             1995
                                                              ------------     ------------      ------------
                                                               (unaudited)     (unaudited)
ASSETS
Current assets
        Cash and cash equivalents                             $ 91,836,567     $ 46,113,619       $3,596,913
        Receivables:
                Accounts receivable, net                        32,589,968       21,562,477       20,710,846
                Other receivables                                  873,831          678,411          569,923
                Notes receivable                                10,000,000               --          516,000
         Prepaid expenses and other current assets               5,140,178        1,202,399        1,276,535
                                                               -----------       ----------       ----------
                        Total current assets                   140,440,544       69,556,906       26,670,217

Property, plant and equipment, net                              44,314,050       38,719,086       39,359,328
Notes receivable                                                 1,931,000          100,000          170,400
Goodwill, net                                                   59,227,195       44,979,865       31,931,453
Management service agreements, net                              29,990,869       15,816,042       16,376,636
Investment in affiliates                                         3,335,180        3,256,783       12,925,129
Other assets (including restricted cash)                        10,514,874        7,578,791        4,753,710
                                                               -----------       ----------       ----------
                        Total assets                          $289,753,712     $180,007,473     $132,186,873
                                                               ===========       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
        Current portion of debt and capital leases              $2,886,155       $2,552,306      $26,662,510
        Current portion of related party debt                           --        4,740,588        4,740,588
        Due to shareholder - current                                    --        5,376,000               --
        Accounts payable                                         5,115,322        5,333,791        5,353,210
        Accrued compensation                                     1,211,322        1,151,268        1,124,316
        Accrued liabilities                                     13,717,993        6,194,108        9,367,532
        Accrued interest - shareholder                                  --               --        1,708,174
                                                               -----------       ----------       ----------
                        Total current liabilities               22,930,792       25,348,061       48,956,330

Due to shareholder,  less current portion                               --       10,147,287       36,690,180
Long-term debt and capital leases, less current portion         13,998,562       13,653,437       28,847,923
Convertible subordinated debentures                            100,000,000               --               --
Other long term liabilities                                      7,657,441        2,314,544        2,511,122
Minority interest                                                  647,667        1,335,167        2,502,970
                                                               -----------       ----------       ----------
                        Total liabilities                      145,234,462       52,798,496      119,508,525

Commitments and contingencies
Shareholders' equity:
        Common Stock, par value $.01; 40,000,000
         Shares authorized; 22,238,144 Shares
         issued and outstanding at October 31, 1996                222,381          215,300               --
        Additional paid in capital                             148,736,432      140,491,557       25,000,000
        Retained earnings (deficit)                             (4,439,563)     (13,497,880)     (12,321,652)
                                                               -----------       ----------       ----------
                        Total shareholders' equity             144,519,250      127,208,977       12,678,348
                                                               -----------       ----------       ----------

Total liabilities and shareholders' equity                    $289,753,712     $180,007,473     $132,186,873
                                                               ===========       ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                           PHYMATRIX CORPORATION

                         STATEMENTS OF OPERATIONS

                                                  Consolidated   Consolidated    Consolidated    Consolidated      Combined
                                                     Three          Three             One            Nine            Nine
                                                     Months         Months           Month          Months          Months
                                                     Ended          Ended            Ended          Ended           Ended
                                                  October 31,    September 30,   January 31,     October 31,    September 30,
                                                      1996           1995            1996            1996            1995
                                                  -----------    -----------     -----------     -----------    -------------
                                                  (unaudited)    (unaudited)     (unaudited)     (unaudited)
Net revenues from services                       $26,781,310     $13,078,968      $4,636,127     $67,888,832    $33,063,274
Net revenue from management service agreements    24,957,207       7,054,302       6,079,109      61,480,762      7,054,302
                                                  ----------       ---------       ---------      ----------      ---------
                Total revenue                     51,738,517      20,133,270      10,715,236     129,369,594     40,117,576
                                                  ----------       ---------       ---------      ----------      ---------

Operating costs and administrative expenses:
        Cost of affiliated physician
          management services                     12,251,717       2,279,615       2,796,623      29,663,964      2,279,615
        Salaries, wages and benefits              14,467,408       9,222,359       3,636,973      38,300,280     21,424,554
        Professional fees                            849,410         756,881         287,095       2,853,855      1,865,458
        Supplies                                   7,345,718       3,712,482       1,916,013      18,926,161      6,484,118
        Utilities                                    722,559         364,214         175,653       1,901,079        807,314
        Depreciation and amortization              1,950,077         954,222         535,300       5,215,765      2,347,689
        Rent                                       2,202,321       1,302,984         565,106       5,643,144      2,700,700
        Earn out payment                                  --         159,889              --              --      1,271,000
        Provision for bad debts                      457,044         282,849         256,989       1,777,821        538,260
        Other                                      6,267,233       1,624,155         799,460      11,169,091      3,893,362
                                                  ----------       ---------       ---------      ----------      ---------
                Total operating costs and
                  administrative expenses         46,513,487      20,659,650      10,969,212     115,451,160     43,612,070
                                                  ----------       ---------       ---------      ----------      ---------

Interest expense, net                                283,102         968,322         551,607         723,514      1,731,138
Interest expense shareholder                              --         688,345         259,888         369,366      1,035,187
Minority interest                                         --         272,320          81,135          58,234        564,384
Income from investment in affiliates                (226,838)       (122,560)         29,622        (495,836)      (341,764)
                                                  ----------       ---------       ---------      ----------      ---------
                                                      56,264       1,806,427         922,252         655,278      2,988,945
                                                  ----------       ---------       ---------      ----------      ---------
Income (loss) before provision for income taxes    5,168,766      (2,332,807)     (1,176,228)     13,263,156     (6,483,439)
Income tax expense                                 1,885,769              --              --       4,917,650             --
                                                  ----------       ---------       ---------      ----------      ---------

Net income (loss)                                 $3,282,997     ($2,332,807)    ($1,176,228)     $8,345,506    ($6,483,439)
                                                  ----------       ---------       ---------      ----------      ---------
Net income (loss) per weighted average share           $0.15                          ($0.08)          $0.38
                                                  ----------                       ---------      ----------
Weighted average number of shares outstanding     22,507,347                      14,204,305      21,968,654
                                                  ----------                       ---------      ----------

    The accompanying notes are an integral part of the financial statements.

                                    PHYMATRIX CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                                            Consolidated   Consolidated      Combined
                                                                            Nine Months     One Month      Nine Months
                                                                               Ended          Ended           Ended
                                                                            October 31,     January 31,   September 31,
                                                                                1996           1996            1995
                                                                            -----------     -----------   -------------
                                                                            (unaudited)     (unaudited)
Cash flows from operating activities:
        Net income (loss)                                                   $8,345,506    ($1,176,228)     ($6,483,439)
        Noncash items included in net income (loss):
                Depreciation and amortization                                5,215,765        535,300        2,347,689
                Other                                                         (272,635)       430,334           80,088
        Changes in receivables                                              (8,493,399)      (739,635)      (2,127,701)
        Changes in accounts payable and accrued liabilities                  1,513,278       (796,011)       6,866,539
        Changes in other assets                                             (3,965,999)       (19,072)      (1,293,922)
                                                                           -----------    -----------      -----------
                    Net cash provided (used) by operating activities         2,342,516     (1,765,312)        (610,746)
                                                                           -----------    -----------      -----------

Cash flows from investing activities:
        Capital expenditures                                                (4,613,077)      (184,460)        (803,899)
        Sale of assets                                                       1,500,000         24,794               --
        Notes receivable                                                   (11,831,000)       686,400       (1,029,600)
        Purchase of investments in affiliates                                       --             --       (9,790,588)
        Other investments                                                   (1,457,594)            --               --
        Acquisitions, net of cash acquired                                 (14,906,916)        54,252      (38,915,647)
                                                                           -----------    -----------      -----------
                    Net cash provided (used) by investing activities       (31,308,587)       580,986      (50,539,734)
                                                                           -----------    -----------      -----------

Cash flows from financing activities:
        Capital contributions                                                       --             --       12,036,287
        Advances from (repayment to) shareholder                           (15,523,287)   (23,123,170)      33,910,040
        Proceeds from issuance of common stock                                 243,010    114,563,221               --
        Proceeds from issuance of convertible subordinated debentures       96,661,882             --               --
        Proceeds from issuance of debt                                              --             --       19,500,000
        Release of cash collateral                                           1,996,786      1,000,000               --
        Cash collateralizing notes payable                                          --     (5,403,337)              --
        Offering costs and other                                            (2,458,181)            --         (288,939)
        Repayment of debt                                                   (6,231,191)   (43,335,682)      (2,768,209)
                                                                           -----------    -----------      -----------
                    Net cash provided by financing activities               74,689,019     43,701,032       62,389,179
                                                                           -----------    -----------      -----------

Increase in cash and cash equivalents                                       45,722,948     42,516,706       11,238,699
Cash and cash equivalents, beginning of period                              46,113,619      3,596,913          677,245
                                                                           -----------    -----------      -----------
Cash and cash equivalents, end of period                                   $91,836,567    $46,113,619      $11,915,944
                                                                           ===========    ===========      ===========

Supplemental disclosure of cash flow information
        Cash paid during period for:
                Interest                                                    $1,990,738     $2,876,636       $1,371,570
                                                                           ===========    ===========      ===========
                Taxes                                                       $2,270,557            $--              $--
                                                                           ===========    ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                                 PHYMATRIX CORP.


                          NOTES TO FINANCIAL STATEMENTS
         Three Months and Nine Months Ended October 31, 1996 (Unaudited)
                  One Month Ended January 31, 1996 (Unaudited)
      and Three Months (Unaudited) and Nine Months Ended September 30, 1995

1.   ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements include the accounts of PhyMatrix Corp. ("the Company") and the combination of business entities which had been operated under common control prior to the completion of the initial public offering ("IPO"). These interim financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Special Report on Form 10-K for the year ended December 31, 1995. Operating results for the three months and nine months ended October 31, 1996 are not necessarily indicative of results that may be expected for the year. In January 1996, the Company changed its fiscal year end from December 31 to January 31 and financial statements as of and for the one month period ended January 31, 1996 are included herein.

   The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the IPO which became effective January 23, 1996. In connection with the IPO, the Company issued 8,222,500 shares of Common Stock. Net proceeds to the Company were $111,187,154, which was net of underwriting discounts, commissions and other expenses. The Company used approximately $71,500,000 from the net proceeds of the IPO to repay certain indebtedness and obligations that arose from certain acquisitions. The remaining net proceeds have and will continue to be used for general corporate purposes, including future acquisitions and working capital.

   During June 1996, the Company raised $100 million through the sale of its 6 3/4% Convertible Subordinated Debentures ( the "Debentures") to certain institutional investors and non-U.S. investors. The Debentures will be convertible into shares of the Company's Common Stock and are due in 2003. Net proceeds to the Company from the Debentures, after deduction of the initial purchasers' discounts, commissions and other expenses, were $96,661,882. The Company used approximately $10,752,000 from the net proceeds of the Debenture offering to repay advances from the principal shareholder. During July 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the resale of the Debentures by the holders thereof.

   During July 1996, the Company also filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the registration of an aggregate of up to 5,000,000 shares of Common Stock which may be issued by the Company from time to time in connection with various acquisitions that it may make.

2.   ACQUISITIONS

   During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, a newly formed management services organization ("MSO") that provides management services to an independent physician association ("IPA") composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the Company. The Company's balance sheet at October 31, 1996 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four-year period. The price to the Company to purchase these interests equals 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

   During April 1996, the Company purchased the assets of and entered into an employment agreement with one physician in Florida. The total purchase price, which was paid in cash, for these assets was $1,683,190. The purchase price was allocated to these assets at their fair market value including goodwill of $1,633,471. The resulting intangible is being amortized over 20 years.

   During May 1996, the Company purchased the stock of Atlanta Gastroenterology Associates, P.C. pursuant to a tax free merger and entered into a 40-year management agreement with the medical practice in exchange for 324,252 shares of Common Stock of the Company having a value of approximately $6,100,000. The transaction has been accounted for using the pooling-of-interests method of accounting. Pursuant to the management agreement, the Company receives a base management fee, an incentive management fee and a percentage of all net ancillary service income.

   During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists the practices of whom the Company acquired for $500,000. $200,000 of such purchase price was paid in cash and $300,000 was paid in the form of a convertible note due in May 1997. The Company has the option to make such $300,000 payment at its discretion in either cash or Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days preceding the due date. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $500,000. The Company receives an annual base management fee based upon a percentage of the net revenues of the practice. The resulting intangible is being amortized over 20 years.

   During May and June 1996, the Company entered into agreements to purchase the assets of and enter into 20-year management agreements with three physician practices consisting of four physicians. All of these acquisitions have since been consummated, except that one of the acquisitions closed in escrow pending the satisfaction of certain conditions. These practices are located in South Florida, Bethesda, Maryland and Washington, D.C. The total purchase price for the assets of these practices was $1,677,165. Of this amount $726,211 was paid in cash and $950,954 of such purchase price is payable in Common Stock of the Company to be issued during May and June 1997. The number of shares of Common Stock of the Company to be issued is based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $812,520. The Company receives an annual base management fee and an incentive management fee under each agreement. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with four physicians in Florida. The purchase price for these assets was approximately $937,909, which was paid in cash. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $318,137. The Company receives a management fee under the management agreements based upon a percentage of the net revenues of the practice. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with three urologists in Atlanta, Georgia. The purchase price for these assets was $737,354. Of such purchase price $457,354 was paid in cash and $280,000 is payable during July 1997 in Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $382,165. The Company receives an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into employment agreements with two physicians in Florida. The total purchase price for these assets was $1,506,400. Of this amount, $448,000 was paid in cash and $1,058,400 is payable during July 1997 in Common Stock of the Company with such number of shares to be based upon the value of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The purchase price has been allocated to these assets at their fair market value including goodwill of $1,204,755. The resulting intangible is being amortized over 20 years.

   During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with eight physicians in Florida. The purchase price for these assets was $3,311,606. Of such purchase price, $1,391,606 was paid in cash and $1,920,000 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $2,497,974. The Company receives an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 40-years.

   During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with four physicians in Georgia. The purchase price for these assets was $1,529,419. Of such purchase price, $836,619 was paid in cash and $692,800 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $1,096,922. The Company receives an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 40 years.

   During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with 10 physicians in Florida. The purchase price for these assets was $3,181,765. Of such purchase price, $807,365 was paid in cash and $2,374,400 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $3,048,457. The Company receives an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 40 years.

   During August 1996, the Company expanded the Osler Medical, Inc. practice by adding three physicians, the practices of whom the Company acquired for $248,273. The total purchase price was paid in cash. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $92,000. The resulting intangible is being amortized over 20 years.

   During September 1996, the Company acquired the remaining 56.25% ownership interest in Physicians Choice Management, LLC, a management services organization ("MSO") that provides management services to an independent physician association ("IPA") composed of over 375 physicians in Connecticut. The Company had acquired a 43.75% ownership interest in December 1995. The Company acquired the remaining interests in exchange for a payment of $1,000,000 in cash plus 363,442 shares of Common Stock of the Company. The Company also committed to loan the selling shareholders $2,800,000 to pay the tax liability related to the sale. As of October 31, 1996, $1,581,000 of the loan amount committed had been advanced to the selling shareholders by the Company. The total purchase price for the 100% interest has been allocated to these assets at their fair market value including goodwill of $11,262,231. The resulting intangible is being amortized over 40 years.

   During September 1996, the Company purchased the stock of Physicians Consultant and Management Corporation ("PCMC"), a company based in Florida that provides the managed health care industry with assistance in provider relations, utilization review and quality assurance. The base purchase price was $2,000,000 with $1,000,000 of such amount due on February 1, 1997. There is also a contingent payment up to a maximum of

$10,000,000 based on PCMC's earnings before taxes during the next five years which will be paid in cash and/or Common Stock of the Company. The purchase price has been allocated to the assets at their fair market value including goodwill of approximately $2,372,000. The resulting intangible is being amortized over 30 years.

   During September 1996, the Company acquired an 80% interest in New Jersey Medical Management, LLC, a newly formed MSO that provides management services to an IPA with more than 450 physicians in New Jersey. The Company acquired this interest in exchange for a payment of $350,000. The Company's balance sheet at October 31, 1996 includes the 20% interest not owned as minority interest.

   During October 1996, the Company purchased the assets of and entered into 20-year management agreements with five physicians in Florida. The purchase price for these assets was $1,331,521. Of such purchase price $796,521 was paid in cash and $535,000 is payable during October 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The Company receives an annual base management fee and an incentive management fee. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $660,000. The resulting intangible is being amortized over 20 years.

   During October 1996, the Company purchased the assets of an outpatient ambulatory surgical center in Florida. The Company entered into a lease whereby the surgical center was leased to a partnership with an initial term of 15 years. In addition, the Company entered into a 20-year management agreement pursuant to which the Company receives a management fee which is based upon the performance of the surgical center. The purchase price for these assets was $3,035,196 plus the assumption of debt of $1,223,625 which consists of $717,557 in a mortgage payable and $506,068 in capital leases. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $2,368,448. The resulting intangible is being amortized over 20 years.

   During the nine months ended October 31, 1996 and September 30, 1995, the Company acquired the assets and assumed certain liabilities of physician practices, medical support service companies, a medical facility development company and management service organizations. The transactions had the following non-cash impact on the balance sheets:


                                           October 31,      September 30,
                                              1996              1995
                                              ----              ----
Current assets                            $2,910,958        $10,171,434
Property, plant and equipment              4,026,529         38,383,129
Intangibles                               30,646,682         38,953,324
Other noncurrent assets                       20,441          2,174,662
Current liabilities                       (5,204,234)        (8,149,187)
Debt                                      (1,526,077)       (40,829,080)
Noncurrent liabilities                    (6,754,572)        (1,788,635)
Equity                                    (9,212,811)                --

3.   NOTES RECEIVABLE

   During August 1996, the Company loaned $10 million to an unrelated healthcare entity. The principal and interest are due in one installment on August 15, 1997. Interest on the loan accrues at the rate of prime plus 2%.

   During October 1996, the Company loaned $1,581,000 to Physicians Choice, LLC pursuant to the agreement under which the Company purchased the remaining ownership interests in Physicians Choice Management, LLC (see Note 2).
The note has a variable rate of interest and a final maturity in April 2004.

4.   LONG TERM DEBT

   During January 1996, the Company used approximately $71,500,000 from the proceeds of the IPO, to repay the following indebtedness and obligations of the Company that arose from certain acquisitions: (i) a promissory note to Aegis Health Systems, Inc. in the amount of $3,796,503 (including interest); (ii) a contingent note to the former shareholders of Nutrichem, Inc., net of a tax loan receivable due from the shareholders, in the amount of $3,854,595 (including interest); (iii) a note payable to a financing institution in connection with the purchase of Oncology Therapies, Inc. in the amount of $15,585,023 (including interest); (iv) a note payable to NationsBank of Florida, N.A. in the amount of $19,586,531 (including interest); and (v) a partial payment of $28,676,743 on the note payable to Abraham D. Gosman, the Company's President, Chief Executive Officer, Chairman and principal shareholder.

   During the nine months ended October 31, 1996, the Company repaid (i) $4,610,588 of related party indebtedness to the former shareholders of DASCO Development Corporation and (ii) $15,523,287 on the note payable to Mr. Gosman.

   During May 1996, the Company received a commitment from PNC Bank, National Association, for a $30 million revolving credit facility.

   During June 1996, the Company issued $100,000,000 of the Debentures which are due in 2003 and bear interest at the rate of 6 3/4% per annum. The Debentures are convertible into Common Stock of the Company at any time after August 20, 1996 at a conversion price of $28.20 per share. The Debentures are not redeemable by the Company prior to June 18, 1999. Offering costs of approximately $3,338,118 have been deferred and are being amortized over the life of the Debentures.

5.   RELATED PARTY TRANSACTIONS

   During the nine months ended October 31, 1996, the Company contracted with entities principally owned by the Company's Chairman of the Board, President and Chief Executive Officer to provide construction management, development, marketing and consulting services for the medical facilities being constructed by such entities. During the nine months ended October 31, 1996 the Company recorded revenues in the amount of $2,374,000 related to such services.

6.   NET INCOME PER SHARE

  Net income per common share is based upon the weighted average number of common shares outstanding (including stock required to be issued in the future pursuant to acquisition agreements) during the period. For the three and nine months ended October 31, 1996, the weighted average number of common shares outstanding were 22,507,347 and 21,968,654, respectively. When dilutive, stock options (less the number of treasury shares assumed to be purchased from the proceeds) are included in the calculation of the weighted average number of common shares outstanding. For the three and nine months ended October 31, 1996, conversion of the 6-3/4% Convertible Subordinated Debentures issued in June 1996, is not assumed because the effect is anti-dilutive.

7.   SUBSEQUENT EVENTS

   During November 1996, the Company established New York Network Management, L.L.C. ("Network"), which is 51% owned by the Company, to purchase the assets and stock of various entities which comprise Brooklyn Medical Systems ("BMS"). BMS arranges for the delivery of health care services to members through affiliations with more than 600 physicians in the New York City area. The base purchase price for Network was $1,200,000 and an additional payment not exceeding $1,000,000 may be required to be made during the next three years if certain pre-tax earnings thresholds are achieved. The Company has committed to fund approximately $2,400,000 to Network during the next three years. Such advances can be in the form of a demand loan or for additional ownership interests if the other owners do not elect to contribute their pro-rata share of any additional capital contribution ($100,000 of additional capital contribution for an additional 1% interest) in Network. During the first three years the Company has the option to purchase up to an additional 29% ownership interest. During years four and five the owners of 29% of Network have the right to require the Company to purchase their interests at the option price.

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

   Since the Company commenced operations in June 1994, it has developed its current business primarily through the acquisition of the businesses and assets of physician practices and medical support service companies. More recently the Company has also focused on expanding its physician affiliations through the management of IPA's by management service organizations ("MSO's") in which the Company has ownership interests. As of October 31, 1996, the Company had affiliated through management and/or employment agreements with 174 physicians, acquired several medical support service companies, acquired a medical facility development company, and acquired a management services organization in Connecticut with 375 physicians, a 50% interest in a management services organization with 45 physicians in Georgia and an 80% interest in a management services organization with 450 physicians in New Jersey (collectively, the "Acquisitions").

   In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Acquisition Summary

   The following table sets forth the acquisitions made by the Company as of October 31, 1996 with the respective purchase dates, purchase prices, and amounts allocated to intangibles:

                                                                                                Amounts Allocated
                                                                                              to Intangibles
                                                                                        -----------------------------
                                                                                                           Management
                                                      Date               Purchase                           Service
Business Acquired                                  Purchased               Price          Goodwill         Contracts
-----------------                              -----------------       ------------      -----------    -------------
Employed physicians (A)                         Various through         $ 7,300,995       $5,965,807               --
                                                October 1996

Medical support service companies:
-  Uromed Technologies, Inc.                    September 1994            3,681,718        2,395,881               --
-  Nutrichem, Inc.                              November 1994            12,924,371        9,799,793               --
-  First Choice Home Care Services of Boca      November 1994             2,910,546        2,622,061               --
    Raton, Inc.
-  First  Choice  Health Care  Services of
    Ft.Lauderdale, Inc.
-  First Choice Health Care Services, Inc.
-  Mobile Lithotripter of Indiana Partners      December 1994             2,663,000               --               --
-  Radiation Care, Inc. and Subsidiaries        March 1995               41,470,207        8,623,239               --
-  Aegis Health Systems, Inc.                   April 1995                7,163,125        6,228,126               --
-  Phylab/Miramer Lab                           October 1995                133,081          118,649               --
-  Pinnacle Associates, Inc.                    November 1995                 --(B)          471,967               --
Managed physician practices:
-  Georgia Oncology-Hematology Clinic, P.C.     April 1995                2,099,353               --          645,448
-  Oncology-Hematology Associates P.A. and      July 1995                 1,542,953               --          314,170
-  Oncology-Hematology Infusion Therapy, Inc.
-  Cancer Specialists of Georgia, Inc.          August 1995               6,101,671               --        2,739,611



-  Oncology & Radiation Associates, P.A.        September 1995           11,120,500               --       10,719,105
-  Osler Medical, Inc.                          September 1995/           7,040,129               --        4,484,304
                                                August 1996
-  West Shore Urology                           October 1995                556,005               --           28,761
-  Whittle, Varnell and Bedoya, P.A.            November 1995             1,006,472               --          310,325
-  Oncology Care Associates                     November 1995/            1,067,705               --          582,653
                                                May 1996
-  Symington                                    December 1995               121,667               --           29,566
-  Venkat Mani                                  December 1995               443,429               --          140,839
-  Atlanta Gastroenterology                     May 1996                  6,100,000               --               --
-  Busch                                        May 1996                    782,738               --          452,646
-  Kelley                                       June 1996                   500,000               --          500,000
-  Dal Yoo                                      June 1996                   394,427               --          259,874
-  Koerner, Taub & Flaxman                      July 1996                   937,909               --          318,137
-  Atlanta Metro Urology                        July 1996                   737,354               --          382,165
-  Ankle & Foot Center of Tampa Bay, P.A.       August 1996               3,181,765               --        3,048,457
-  Insignia Care for Women, P.A.                August 1996               3,311,606               --        2,497,974
-  Georgia Surgical Associates, P.C.            August 1996               1,529,419               --        1,096,922
-  Physicians Consultant and Management         September 1996            2,000,000(C)     2,371,910               --
    Corporation
-  Boynton GI Group                             October 1996              1,331,521               --          660,000
-  Outpatient Center of Boynton Beach, LTD      October 1996              4,258,821               --        2,368,448

Medical facility development:
-  DASCO Development Corporation and            May 1995/                 9,813,856(D)     9,813,856               --
    Affiliate                                   January 1996

Management Services Organization:
-  Physicians Choice Management, LLC            December 1995            13,350,000       11,262,231               --
-  Central Georgia Medical Management,          April 1996                1,263,573          913,573               --
    LLC
-  New Jersey Medical Management, LLC           September 1996              420,861          508,360               --


(A) Includes Drs. Bansal, Mistry, Dandiya, Canasi, Alpert, Hunter, Jaffer, Cano, Herman, Barza, Novoa, Lawler, Cutler and Surowitz.

(B) Entire purchase price is contingent and is based on earnings with a maximum purchase price of $5.2 million.

(C) In addition to the $2,000,000 purchase price, there is a contingent payment up to a maximum of $10,000,000 based on the earnings before taxes during the next five years.

(D) The Company acquired 50% of DASCO in May 1995 and the remaining 50% was acquired simultaneous with the initial public offering in January 1996. See Medical Facility Development Acquisitions.

Physician Practice Acquisitions

   During the year ended December 31, 1995, the Company purchased the assets of Drs. Bansal, Mistry, Dandiya, Canasi, Alpert, Hunter, Jaffer, Cano, Herman, Barza and Novoa and in conjunction with those purchases entered into employment agreements with 14 physicians in Florida. The total purchase price for these assets was $4,111,404. The purchase price was allocated to these assets at their fair market value, including goodwill of $3,127,580. During the nine months ended October 31, 1996, the Company purchased the assets of and entered into employment agreements with Drs. Lawler, Cutler and Surowitz. The total purchase price for these assets was $2,131,191 in cash and $1,058,400 payable in Common Stock of the Company to be issued during the second quarter of 1997. The Common Stock to be issued is based upon the average price of the stock during the five business days prior to the issuance and was allocated to the assets at their fair market value including goodwill of $2,838,227. The resulting goodwill is being amortized over 20 years.

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

   During August 1995, the Company purchased the assets of Cancer Specialists of Georgia, Inc. a medical oncology practice with 11 oncologists in Atlanta, Georgia. The purchase price for these assets was approximately $6,101,674 in cash. In addition, during April 1995, the Company purchased the assets of and entered into a 10-year management agreement with Georgia Oncology-Hematology Clinic, P.C. a medical oncology practice with eight oncologists in Atlanta, Georgia. The purchase price for these assets was approximately $2,099,353 in cash. During August 1995, these two medical oncology practices consolidated and formed a new entity, Georgia Cancer Specialists, Inc. The Company entered into a new 10-year management agreement with the consolidated practice during August 1995. For its services under this management agreement, the Company receives 41.5% of the net practice revenues less the cost of pharmaceutical and/or ancillary products. In each of the second through fifth years of the term of this agreement, the fee payable to the Company is decreased by 1%. The Company also purchased for $180,000 a 46% interest in I Systems, Inc., a company affiliated with one of the practices which is engaged in the business of claims processing and related services. The purchase of this 46% interest is being accounted for by the equity method. The Company has the option to purchase up to an additional 30% interest in the affiliated Company for $33,333 in cash for each additional one percent of ownership interest purchased. The Company and the affiliated company entered into a three-year service agreement pursuant to which certain billing and collection services will be provided to the Company. The purchase price of the above acquisitions was allocated to the assets at their fair market value, including management service agreements of $3,385,059. The resulting intangible is being amortized over 10 years.

   During September 1995, the Company purchased the assets of and entered into a 20-year management agreement with Osler Medical, Inc., a 22 physician multi-specialty group practice in Melbourne, Florida. The purchase price for these assets was approximately $4,414,582 plus the assumption of debt of $1,490,272. The Company also entered into a 20-year capital lease for the main offices of the practice with a total obligation of $6,283,483. An affiliate of the Company has provided a guarantee of such payments under the lease. During the first five years of the management agreement, the Company will receive a management fee equal to 45% of the annual net revenues of the practice. Thereafter, the management fee increases to 47% of annual net revenues. The management fee percentage for net revenues of the initial physician group will be reduced based upon a set formula to a minimum of 31% based upon the achievement of certain predetermined benchmarks. The management agreement also provides that, during the period from January 1, 1996 through December 31, 2005, to the extent annual net revenues of the practice are less than $10,838,952, the Company's management fee is reduced up to a maximum reduction of $1,500,000 per year. The Company has agreed to expend up to $1,500,000 per year for each of the first three years of the management agreement to assist in the expansion activities of the practice. During the second quarter of 1996, the Company also acquired certain copyright and trademark interests for a purchase price of $887,000. During August 1996, the Company purchased the assets and entered into a management agreement with Atlantic Pediatrics. The purchase price for these assets was $248,273. Simultaneous with the closing, Atlantic Pediatrics was merged into Osler Medical, Inc. The total purchase price for the assets acquired was allocated to such assets at their fair market value, including management service agreements of $4,484,304. The resulting intangible is being amortized over 20 years.

   During September 1995, the Company purchased the assets of and entered into a 20-year management agreement with Oncology & Radiation Associates, P.A. a medical oncology practice with 19 oncologists in South Florida. The purchase price for these assets was $5,717,163 in cash plus the assumption of debt of $5,403,337. The debt is collateralized by an irrevocable letter of credit issued by NationsBank of Florida, N.A. ("NationsBank"), the collateral for which had been provided by Mr. Gosman prior to the Company's initial public offering. The management fee paid to the Company for services rendered has two components: a base management fee and a variable management fee. The base management fee is $2,100,000 per year, subject to adjustment to an amount not less than $1,350,000 during the first five years of the agreement and not less than $700,000 thereafter. The variable management fee is equal to 35.5% of certain revenues, subject to increase in certain circumstances. The purchase price for the practice's assets was allocated to the assets at their fair market value, including management service agreements of $10,719,105. The resulting intangible is being amortized over 20 years.

   During the fourth quarter of 1995, the Company purchased the assets of and entered into management service agreements with West Shore Urology; Whittle, Varnell and Bedoya, P.A.; Oncology Care Associates; Venkat Mani; and Symington consisting of 14 physicians including two oncologists. The total purchase price for these assets was $2,695,278 in cash. The Company also entered into a 15-year capital lease with a total obligation of $1,569,171. The purchase price for the practices' assets was allocated to assets at their fair market value, including management service agreements of $592,144. The resulting intangible is being amortized over ten to 20 years.

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

   During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists the practices of whom the Company acquired for $500,000. $200,000 of such purchase price was paid in cash and $300,000 was paid in the form of a convertible note with a maturity in May 1997. The Company has the option to make such $300,000 payment at its discretion in either cash or Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days preceding such date. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $500,000. The Company will receive an annual base management fee based upon a percentage of the net revenues of the practice. The resulting intangible is being amortized over 20 years.

   During May and June 1996, the Company entered into agreements to purchase the assets of and enter into 20-year management agreements with three physician practices consisting of four physicians. All of the acquisitions have since been consummated, except that one of the acquisitions closed in escrow pending the satisfaction of certain conditions. These practices are located in South Florida, Bethesda, Maryland and Washington, D.C. The total purchase price for the assets of these practices was $1,677,165. Of this amount, $726,211 was paid in cash and $950,954 of such purchase price is payable in Common Stock of the Company to be issued during May and June 1997. The number of shares of Common Stock of the Company to be issued is based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $812,520. The Company will receive an annual base management fee and an incentive management fee under each agreement. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with four physicians in Florida. The purchase price for these assets was approximately $937,909, which was paid in cash. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $318,137. The Company will receive a management fee under the management agreements based upon a percentage of the net revenues of the practice. The resulting intangible is being amortized over 20 years.

   During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with three urologists in Atlanta, Georgia. The purchase price for these assets was $737,354. Of such purchase price, $457,354 was paid in cash and $280,000 is payable during July 1997 in Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at October 31, 1996. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $382,165. The Company will receive an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 20 years.

   During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with eight physicians in Florida. The purchase price for these assets was $3,311,606. Of such purchase price, $1,391,606 was paid in cash and $1,920,000 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $2,497,974. The Company receives an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 40 years.

   During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with four physicians in Georgia. The purchase price for these assets was $1,529,419. Of such purchase price, $836,619 was paid in cash and $692,800 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $1,096,922. The Company receives an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 40 years.

   During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with 10 physicians in Florida. The purchase price for these assets was $3,181,765. Of such purchase price, $807,365 was paid in cash and $2,374,400 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $3,048,457. The Company receives an annual base management fee and an incentive management fee. The resulting intangible is being amortized over 40 years.

   During September 1996, the Company purchased the stock of Physicians Consultant and Management Corporation ("PCMC"), a company based in Florida that provides the managed health care industry with assistance in provider relations, utilization review and quality assurance. The base purchase price was $2,000,000 with $1,000,000 of such amount due on February 1, 1997. There is also a contingent payment up to a maximum of $10,000,000 based on PCMC's earnings before taxes during the next five years which shall be paid in cash and/or Common Stock of the Company. The purchase price has been allocated to the assets at their fair market value including goodwill of approximately $2,372,000. The resulting intangible is being amortized over 30 years.

   During October 1996, the Company purchased the assets of and entered into 20-year management agreements with five physicians in Florida. The purchase price for these assets was $1,331,521. Of such purchase price $796,521 was paid in cash and $535,000 is payable during October 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The Company will receive an annual base management fee and an incentive management fee. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $660,000. The resulting intangible is being amortized over 20 years.

   During October 1996, the Company purchased the assets of an outpatient ambulatory surgical center in Florida. The Company entered into a lease whereby the surgical center was leased to a partnership with an initial term of 15 years. In addition, the Company entered into a 20-year management agreement pursuant to which the

Company receives a management fee which is based upon the performance of the surgical center. The purchase price for these assets was $3,035,196 plus the assumption of debt of $1,223,625 which consists of $717,557 in a mortgage payable and $506,068 in capital leases. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $2,368,448. The resulting intangible is being amortized over 20 years.

Medical Support Service Companies Acquisitions

   During September 1994, an 80% owned subsidiary of the Company purchased substantially all of the assets of Uromed Technologies, Inc. ("Uromed"), a provider of lithotripsy services in Florida, for a Base Purchase Price of $2,584,103 plus the assumption of capital lease obligations of $1,097,614. The Final Purchase Price equals the Base Purchase Price plus the amount by which Stockholders' Equity exceeded $450,000 on the Closing Date. A Final Purchase Price payment of $283,000 was accrued at December 31, 1994 and paid during May 1995. The former shareholders of Uromed also received an earnings contingency payment of $274,000 during the third quarter of 1996. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to assets at their fair market value including goodwill of $2,395,881. The resulting intangible is being amortized over 20 years. The Company intends to acquire the outstanding 20% interest in the subsidiary.

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

   During March 1995, the Company acquired by merger all of the outstanding shares of stock of Oncology Therapies, Inc. (formerly known as Radiation Care, Inc. and referred to herein as "OTI") for $2.625 per share. OTI owns and operates outpatient radiation therapy centers utilized in the treatment of cancer and diagnostic imaging centers. OTI's centers are located in Alabama, California, Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. The total purchase price for the stock (not including transaction costs and 26,800 shares subject to appraisal rights) was approximately $41,470,207. The purchase price was paid by a combination of cash on hand, loans from Mr. Gosman and net proceeds from long term debt financing of approximately $17,278,000. The long term debt financing was paid in full during January 1996 with the proceeds of the Company's initial public offering. The Company closed five of OTI's radiation therapy centers and has accrued approximately $3,134,028 primarily as a reserve for the estimated amount of the remaining lease obligation. Of this amount $2,188,635 was recorded as an adjustment to the purchase price and $945,393 was recorded as a charge in the fourth quarter of 1995. In addition, the Company also recorded a charge during the fourth quarter of 1995 of $1,554,607, which represents the writedown of assets to their estimated fair market value. The purchase price paid in connection with the OTI merger was allocated to assets at their fair market value, including goodwill of $8,623,239. The resulting intangible is being amortized over 40 years.

   During April 1995, the Company purchased from Aegis Health Systems, Inc. for $7,163,126 all of the assets used in its lithotripsy services business. The purchase price consisted of approximately $3,592,718 in cash and $3,570,408 in a promissory note. The outstanding principal balance and any unpaid interest became due and payable upon the closing of the Company's initial public offering and was paid in full during January 1996. The obligations, evidenced by the promissory note, were secured by $1,000,000 which was in escrow and included in other assets at December 31, 1995. The purchase price was allocated to assets at their fair market value including goodwill of $6,228,126. The resulting intangible is being amortized over 20 years.

   During November 1995 the Company acquired by merger Pinnacle Associates, Inc. ("Pinnacle"), an Atlanta, Georgia infusion therapy services company. In connection with the Pinnacle merger there is a $5,200,000 maximum payment that may be required to be paid that is based on earnings and will be made in the form of shares of Common Stock of the Company valued as of the earnings measurement date. The amount of such contingent payment has not yet been determined, however, the Company believes that the impact on the financial statements is immaterial. The contingent consideration represents the full purchase price. On the merger date, the liabilities assumed exceeded the fair market value of the assets acquired by approximately $471,967 and such amount was recorded as goodwill and is being amortized over 40 years.

Management Services Organization

   During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, a newly formed management services organization ("MSO") that provides management services to an independent physician association ("IPA") composed of over 375 physicians based in Connecticut. The Company acquired this interest in exchange for a payment of $1.5 million to existing shareholders, ($1.0 million paid during 1995 and $.5 million paid during the second quarter of 1996) and a capital contribution of $2.0 million to the Company ($1.5 million paid during 1995 and $.5 million paid during the second quarter of 1996). In addition, upon the IPO the Company granted options to purchase 300,000 shares of Common Stock to certain MSO employees in conjunction with their employment agreements. These options vest over a two year period with the exercise price equaling the fair market value of the Company's stock on the date such shares become exercisable. During September 1996, the Company acquired the remaining 56.25% ownership interest in Physicians Choice Management, LLC. The Company acquired the remaining interests in exchange for a payment of $1,000,000 in cash plus 363,442 shares of Common Stock of the Company. The Company also committed to loan the selling shareholders $2,800,000 to pay the tax liability related to the sale. As of October 31, 1996, $1,581,000 of the loan amount committed had been advanced to the selling shareholders by the Company. The total purchase price for the 100% interest has been allocated to these assets at their fair market value including goodwill of $11,262,231. The resulting intangible is being amortized over 40 years.

   During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, a newly formed MSO that provides management services to an IPA composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the MSO. The Company's balance sheet as of October 31, 1996 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests shall equal 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

   During September 1996, the company purchased an 80% interest in New Jersey Medical Management, LLC, a newly formed MSO that provides management services to an IPA with more than 450 physicians in New Jersey. The Company acquired this interest in exchange for a payment of $350,000 to existing shareholders. The Company's balance sheet at October 31, 1996 includes the 20% interest not owned by the Company as minority interest.

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

   The Company's relationships with its affiliated physicians are set forth in various asset and stock purchase agreements, management service agreements, and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquires the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable are typically purchased at the net realizable value. The purchase price of the practice generally consists of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. The management services or employment agreements delineate the responsibilities and obligations of each party.

   Net revenues from management service agreements include the revenues generated by the physician practices. The Company is contractually responsible and at risk for the operating costs of medical groups under certain agreements. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements.

Results of Operations

Three Months and Nine Months Ended October 31, 1996 Compared to Three Months and Nine Months Ended September 30, 1995

   The following discussion reviews the results of operations for the three and nine months ended October 31, 1996 (the "1996 Quarter" and "1996 Period"), respectively, compared to the three and nine months ended September 30, 1995 (the "1995 Quarter" and "1995 Period"), respectively.

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

   Net revenues were $20.1 million and $40.1 million for the 1995 Quarter and the 1995 Period, respectively. Of these amounts, $13.8 million and $24.5 million or 68.5% and 61.1% of such revenues was attributable to cancer services; $1.5 million and $2.6 million or 7.4% and 6.5% was related to non-cancer physician services; and $4.8 million and $13.0 million or 24.1% and 32.4% of such revenues was attributable to other medical support services for the 1995 Quarter and the 1995 Period, respectively.

   Net revenues were $51.7 million and $129.4 million for the 1996 Quarter and the 1996 Period, respectively. Such revenues during this period consisted of $25.3 million and $69.6 million or 48.9% and 53.8% related to cancer services; $16.7 million and $32.6 million or 32.2% and 25.2% related to non-cancer physician services; $5.1 million and $15.2 million or 9.9% and 11.7% related to other medical support services; and $4.6 million and $12.0 million or 9.0% and 9.3% related to medical facility development. As of October 31, 1996, the Company had affiliations with 62 physicians providing cancer related services, 19 employed primary care physicians, 93 other multigroup or specialty physicians and 870 physicians through the management of IPA's by MSO's.

Expenses

   For the 1996 Quarter, the 1996 Period, the 1995 Quarter and the 1995 Period, expressed as a percentage of net revenues, general corporate expenses were 4.2%, 4.4%, 5.4% and 11.0%, respectively. General corporate expenses, as a percentage of net revenues, were higher during the 1995 Quarter and the 1995 Period than the 1996 Quarter and the 1996 Period due to the commencement of operations of the Company during the 1995 Quarter and the 1995 Period.

   The Company's cost of affiliated physician management services was $2.3 million for the 1995 Quarter and the 1995 Period. The cost of affiliated physician management services was $12.3 million and $29.7 million during the 1996 Quarter and the 1996 Period, respectively. Cost of affiliated physician management services represents the fixed and variable contractual management fees as defined and stipulated in the management agreements. Revenue for these managed physician practices was $7.1 million for the 1995 Quarter and 1995 Period and $24.9 million and $61.5 million for the 1996 Quarter and the 1996 Period, respectively.

   The Company's depreciation and amortization expense increased by $1.0 million from the 1995 Quarter to the 1996 Quarter and $2.9 million from the 1995 Period to the 1996 Period. The increase is a result of the Acquisitions and the allocation of the purchase prices as required per purchase accounting.

   The Company's rent expense increased by $.9 million from the 1995 Quarter to the 1996 Quarter and $2.9 million from the 1995 Period to the 1996 Period. Rent and lease expenses as a percentage of net revenue will vary based on the size of each of the affiliated practice offices, the number of satellite offices and the current market rental rate for medical office space in the particular geographic markets.

   The Company's earn-out payment during the 1995 Period of $1.3 million represents a payment to Nutrichem on the contingent note entered into in conjunction with the acquisition of Nutrichem. During the 1996 Quarter the Company sold its Nashville radiation therapy center to a third party for $1.5 million which resulted in a gain on sale of approximately $260,000. In addition, during the 1996 Quarter the Company recorded a charge of $250,000 related to the termination of an employment agreement with a physician. These two nonrecurring items have been included in other expenses on the statements of operations during the 1996 Quarter and the 1996 Period.

   The Company's net interest expense decreased by $1.4 million from the 1995 Quarter to the 1996 Quarter and $1.7 million from the 1995 Period to the 1996 Period. Interest income of $1.5 million and $2.7 million was earned during the 1996 Quarter and the 1996 Period, respectively, on the remaining proceeds from the Company's 1996 initial public offering and Convertible Subordinated Debenture offering.

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

   The amount of development fees and leasing and marketing fees are stated in the development and marketing agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During the 1996 Quarter and the 1996 Period, the Company's medical facility development generated revenues of $4.6 million and $12.0 million and pre-tax income (prior to allocation of general corporate expenses) of $2.3 million and $6.2 million, respectively.

Liquidity and Capital Resources

   Cash provided by operating activities was $2.3 million for the 1996 Period. Cash used by operating activities was $.6 million for the 1995 Period. During the 1995 Period the Company had a loss of $6.5 million which included $2.3 million of depreciation and amortization. In addition, during the 1995 Period accounts receivables increased by approximately $2.1 million. During the 1996 Period the Company had net income of $8.3 million which included $5.2 million of depreciation and amortization. In addition, during the 1996 Period accounts receivable and other assets increased by approximately $12.5 million and accounts payables and accrued liabilities increased by approximately $1.5 million.

   Cash used by investing activities was $31.3 million and $50.5 million for the 1996 Period and 1995 Period, respectively. This primarily represents the funds required by the Company for the acquisition of physician practices and medical support service companies. In addition, during the 1996 Period the Company loaned $10 million to an unrelated healthcare entity and $1.6 million to the selling shareholders of Physicians Choice Management, LLC to pay the tax liability related to the sale.

   Cash provided by financing activities was $74.7 million for the 1996 Period and represents (i) net proceeds from the issuance of Convertible Subordinated Debentures of $96.7 million; (ii) proceeds from the issuance of Common Stock pursuant to stock options and offering costs and other primarily related to the initial public offering of $.2 million and $2.5 million, respectively; (iii) repayment of debt and amounts due to shareholder of $6.2 million and $15.5 million, respectively; and (iv) the release of restricted cash collateralizing debt of $2.0 million. Cash provided by financing activities was $62.4 million for the 1995 Period which primarily represents the $45.9 million in capital contributions and advances from shareholder, the $19.5 million proceeds from the issuance of debt offset by the repayment of $2.8 million in debt outstanding.

   At October 31, 1996, the Company's principal source of liquidity consisted of $91.8 million in cash. Working capital of $117.5 million increased by $139.8 million from December 31, 1995 to October 31, 1996 primarily as a result of the $207.9 million of net proceeds received from the Company's initial public offering and Convertible Subordinated Debenture offering, offset by the repayment of approximately $91.6 million of indebtedness and certain obligations arising from the Acquisitions. The Company also had $22.9 million of current liabilities, including approximately $2.9 million of indebtedness maturing before October 31, 1997. Further, the Company also has completed Acquisitions subsequent to October 31, 1996 which required approximately $.9 million in cash to complete.

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

   During 1996, the Company purchased the stock of a company based in Florida that provides the managed health care industry with assistance in provider relations, utilization review and quality assurance. In conjunction with this acquisition, the Company may be required to make a contingent payment up to a maximum of $10 million based on the acquired company's earnings before taxes during the next five years. The payment, if required, shall be paid in cash and/or Common Stock of the Company.

   In conjunction with the acquisition of Physicians Choice Management, LLC the Company has committed to loan the selling shareholders $2.8 million to pay the tax liability related to the sale. As of October 31, 1996, $1.6 million of the loan amount committed had been advanced to the selling shareholders by the Company.

   In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with the number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of October 31, 1996 the Company had committed to issue $7.4 million of Common Stock of the Company using the methodology discussed above.

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

PART II--OTHER INFORMATION

Item 2.   Changes in Securities

   As described more fully above, in September 1996, in reliance on Section 4(2) and Regulation D under the Securities Act of 1933, as amended, the Company issued 363,442 shares of Common Stock in connection with the acquisition of the remaining 56.25% ownership interest in Physicians Choice Management, LLC. The shares were issued to Eric Moskow, Richard Lipton, Wayne Lipton and Physicians Choice, LLC.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit   27    Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated September 30, 1996 with the Securities and Exchange Commission reporting under Item 2 the acquisition of the remaining 56.25% interest in Physicians Choice Management, LLC ("PhyChoice"), a Connecticut limited liability corporation. The Company acquired a 43.75% interest in PhyChoice during December 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 1996.



                                        PHYMATRIX CORP.



                               By:      /s/  Frederick R. Leathers
                                        Chief Financial Officer, Treasurer
                                        and Principal Accounting Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 1996.



                                 PHYMATRIX CORP.



                                 By:

                                          Chief Financial Officer, Treasurer
                                          and Principal Accounting Officer