Form 10-K
period 1997-01-31
PHYMATRIX CORP
filed 1997-04-30
CIK 1002022

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the fiscal year ended January 31, 1997

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______ to

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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On April 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $137,682,609. On April 25, 1997, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 22,666,784.

================================================================================

                                     PART I



Item 1.           BUSINESS

General
The Company is a multi-specialty management company that provides management services to the medical community. The Company also develops medical malls, medical office buildings, and health parks, both for its own account and for leading hospitals and health systems. The Company's primary strategy is to develop management networks in specific geographic locations by affiliating with physicians, medical providers, and medical networks. The Company affiliates with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices and through the management of independent physician associations ("IPAs") and specialty care physician networks by management service organizations ("MSOs") in which the Company has ownership interests. Where appropriate, the Company supports its affiliated physicians with related diagnostic and therapeutic medical support services. The Company's medical support services include radiation therapy, diagnostic imaging, infusion therapy, home health care, lithotripsy services, and ambulatory surgery. Since its first acquisition in September 1994, the Company has acquired the practices of and entered into long term agreements to affiliate with 294 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of over 2,900 multi-specialty physicians; purchased a company that provides contract management services to approximately 2,300 physicians in specialty care networks; and acquired several medical support service companies and a medical facility development company.

The Company believes that its strategy of developing management networks in specific geographic locations creates synergies, achieves operating efficiencies and responds to the cost-containment initiatives of payors, particularly managed care companies. To date, the Company has acquired the practices of and affiliated with 68 oncologists and provides comprehensive cancer-related support services including radiation therapy, infusion therapy and diagnostic imaging. The Company has contracts with managed care organizations under which the Company and its affiliated physicians provide cancer-related health care services to over 230,000 covered lives. In addition, through management of contracts with 2,300 physicians the Company facilitates the delivery of specialty health care services to approximately 6,300,000 member patients. The Company plans to continue to increase its managed care capabilities into additional specialty care physician networks and to expand existing relationships with established managed care organizations. The Company also intends to develop additional disease management networks for the treatment of other chronic illnesses such as diabetes, cardiovascular diseases and infectious diseases.

In certain targeted markets, the Company organizes its affiliated physicians and related medical support services into integrated clusters of disease specialty and primary care networks, which it terms local provider networks ("LPNs"). LPNs are designed to provide a comprehensive range of physician and medical support services within specific geographic regions. The Company believes that its LPN structure achieves operating efficiencies and enhances its ability to secure contracts with managed care organizations. To date, the Company is developing LPNs in each of the Florida, Atlanta, Washington, D.C./Baltimore areas and the tri-state area of Connecticut, New York and New Jersey.

As part of its strategy to integrate physician practices, the Company provides medical facility development services to related and unrelated third parties for the development of health parks, medical malls and medical office buildings. Such services include project finance assistance, project management, construction management, construction design engineering, physician recruitment, leasing and marketing. While the Company incurs certain administrative and other expenses in the course of providing such services, it does not incur costs of construction or risks of project ownership. The Company's strategy in financing its projects is to involve future tenants as significant investors in and owners of the developed medical facilities. Because most of its tenants are physicians and medical support service companies, the Company believes that the relationships that it develops with these parties through its medical facility development efforts also enhances the Company's ability to affiliate with physicians and acquire physician practices and medical support service companies. Further, the Company believes that the development of health parks, medical malls and medical office buildings in certain markets will aid in the integration of its affiliated physicians and medical support services.

Recent Developments
During March 1997, the Company signed a binding letter of intent to merge with Clinical Studies, Ltd. ("CSL"), a pioneer in the field of clinical investigative site management. CSL is one of the largest site management organizations ("SMOs") in the country. SMOs are management service companies that organize and manage multisite clinical investigators. CSL wholly owns and operates 19 Phase I-IV research centers and is dedicated to the rapid enrollment of quality volunteers for investigational drug research in multiple therapeutic areas such as central nervous system, gerontology, women's health and endocrinology. The Company believes that the merger will by synergistic for both companies. The Company will provide CSL access to a key ingredient in the success of clinical research, access to a broad array of physicians and patients. In turn, the Company will be able to provide its affiliated physicians with added value of numerous clinical research opportunities.

During April 1997, the Company signed a letter of intent with Beth Israel Health Care System to form an MSO to provide management services to the medical community in the greater metropolitan New York area. The Company will acquire and manage the physician practice management operations of Beth Israel Health Care System, which consists of 130 physicians with more than 20 primary and specialty medical offices located throughout New York City and Rockland and Westchester counties. This is consistent with the Company's strategy of rapid expansion in the New York marketplace.

While the Company intends to pursue the consummation of the transactions described in these letters of intent, there can be no assurance that these transactions will be consummated.

Industry Overview
The Health Care Financing Administration estimates that health care spending in 1995 exceeded $1 trillion with more than $240 billion directly attributable to physician services. Increasing concern over the cost of health care in the United States has led to numerous initiatives to contain the growth of health care expenditures, particularly in the government entitlement programs of Medicare and Medicaid. These concerns and initiatives have contributed to the growth of managed care. Managed care typically involves a third party (frequently the payor) governing the provision of health care with the objective of ensuring delivery in a high quality and cost effective manner. One method for achieving this objective is the implementation of capitated payment systems in which traditional fee for service methods of compensating health care providers are replaced with systems that create incentives for the provider to manage the health care needs of a defined population for a set fee.

Health care in the United States historically has been delivered by a fragmented system of health care providers, including hospitals, individual physicians and small groups of specialist and primary care physicians. The focus on cost containment has placed many solo practices, small to mid-sized physician groups and single specialty group practices at a significant disadvantage because they typically have high operating costs relative to revenue and little purchasing power with vendors of supplies. These physician practices often lack the capital to purchase new clinical equipment and technologies, such as information systems, necessary to enter into sophisticated risk sharing contracts with payors. Additionally, these physicians often do not have formal ties with other providers nor the ability to offer coordinated care across a variety of specialties, thus reducing their competitive position, particularly with managed care companies, relative to larger provider organizations.

As a result of these changes in the market place, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations, such as the Company, that offer sophisticated information systems, management expertise and capital resources. Many payors and their intermediaries, including governmental entities and HMOs, are increasingly looking to outside providers of physician management services to develop and maintain quality outcome management programs and patient care data. In addition, such payors and intermediaries look to share the risk of providing health care services through capitation arrangements which provide for fixed payments for patient care over a specified period of time.

Disease management is the comprehensive management of a patient's medical care as it relates to the treatment of a specific chronic illness. The provision of cancer care represents a significant and growing part of the disease management market. Because more than 100 complex diseases compose what is commonly termed cancer, its treatment often requires a multi-disciplinary approach, involving numerous health care professionals with different specializations and a variety of treatment settings, including physician offices, hospitals, outpatient facilities and free-standing cancer treatment centers. Cancer treatment centers may provide certain services, including radiation therapy and infusion therapy, but they generally do not integrate these services with physician practices. The Company believes that the current fragmented system for treating cancer is inefficient, costly and inhibits effective disease management.

The Company believes that the development of disease specialty networks provides a substantial opportunity both to derive significant synergies and operating efficiencies and to contract with managed care companies for a full continuum of disease specific care. The Company expects the development of such networks and systems not only to enhance productivity and improve the quality of care, but also to meet the cost containment objectives of third party payors. The Company believes that the evolution of disease specialty treatment networks will play a major role in managed care contracting as payors recognize that both cost savings and the quality of care are improved when reimbursement and health care services target a specific illness or disease through coordinated networks of health care providers.

Strategy
The Company's strategy is to develop, operate and manage integrated disease specialty and primary care physician networks in specific geographic locations by affiliating with physicians, medical networks and health care businesses. The key elements of this strategy are to:

Increase Physician Affiliations. The Company affiliates with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices, by managing IPAs through MSOs in which the Company has ownership interests and by providing contract management services to physicians in specialty care networks. By affiliating with leading physicians and physician groups in a given community, the Company can secure a large patient base, ensure appropriate, quality treatment and maintain patient satisfaction. Additionally, as the Company affiliates with physicians in certain markets, it makes available to these physicians medical support services, including the Company's radiation therapy, diagnostic imaging, lithotripsy, infusion, home health care services, and ambulatory surgery. By integrating these acquired disease specialty and primary care medical practices with related medical support services, the Company is able to develop a continuum of care in its target markets. The Company believes that its affiliations with additional physicians through IPAs will enable it to increase its market share. IPAs and MSOs allow individual practitioners to access patients in their respective areas through contracts with HMOs without having to join a group practice

Develop Practice Networks. In conjunction with its acquisition strategy, the Company seeks to build integrated LPNs of disease specialty and primary care physicians in targeted markets. The Company typically acquires a core physician practice or affiliates with an IPA. The Company then seeks to acquire or affiliate with additional physician practices and medical support services. Through the implementation of this strategy, the Company seeks to provide a comprehensive range of health care services within a given region, thereby enhancing its ability to enter into contractual arrangements with managed care organizations.

Facilitate Acquisitions and Integration Through Development. As a part of its strategy to affiliate with physicians and acquire physician practices and medical support service companies, the Company provides medical facility development services to related and unrelated third parties for the establishment of health parks, medical malls and medical office buildings. The Company believes that the relationships that it fosters with physicians and medical support service companies (which may be tenants and/or owners of the medical facilities developed by the Company), enhances the Company's affiliation and acquisition prospects and aids in the integration of its affiliated physicians and medical support service companies.

Contract with Managed Care Companies. The Company actively pursues contractual arrangements with managed care organizations. Within its LPNs, the Company seeks to provide an appropriate balance of physician and medical services to attract managed care payors. Depending upon the particular market, the Company may develop disease specialty networks which can be used to procure managed care contracts pursuant to which the Company's affiliated physicians are responsible for providing all or a portion of disease specific health care services to a particular patient population, or the Company may develop a broader array of services designed to enhance its ability to attract comprehensive managed care contracts. In addition, the Company manages the contracts of specialty care physicians with managed care companies in order to facilitate the delivery of services in specialty health care networks.

Implement Integrated Information Systems. The Company intends to continue to develop its integrated information management systems so as to improve patient care by improving physician access to patient information. The Company believes that its data processing capabilities further enhances its ability to service managed care contracts by providing access to the clinical and financial data necessary to perform outcome studies, cost analyses, utilization reviews and other analyses which can provide the information necessary for the managed care community to evaluate and contract with the Company and its health care providers.

Achieve Operating Efficiencies. The Company seeks to achieve operating efficiencies through the consolidation of physician practices. By consolidating overhead, including billing, collections, accounting and payroll, the Company believes that it can realize operating efficiencies. In addition, by rendering support and management functions, the Company enables its affiliated physicians to spend a higher proportion of their time with patients, thereby improving patient care and enhancing revenue.

Physician Affiliations Through Management Agreements and Employment Agreements To date, the Company has affiliated through management and/or employment agreements with 294 physicians in the following locations:

                                         No. of
              LPN                      Physicians                                    Specialties
              ---                      ----------                                    -----------

Florida                                    161           Primary Care, Oncology, Cardiology, Gastroenterology, Podiatry,
                                                         Rheumatology, Obstetrics-Gynecology, General and Vascular Surgery,
                                                         Dermatology, Pulmonary, Orthopedic and Radiology

Atlanta                                     47           Oncology, Gastroenterology, Urology and Surgery

Washington, D.C./Baltimore                  45           Primary Care, Oncology, Cardiology, Gastroenterology, Infectious
                                                         Diseases, Geriatrics, Pediatrics, Radiology, Neurology and Internal
                                                         Medicine

Connecticut/New York/New Jersey              9           Primary Care and Radiology

Other Markets                               32           Primary Care, Oncology, Obstetrics-Gynecology, Surgery and
                                            --           Pediatrics

Total Physicians                           294

The Company affiliates with physicians through management agreements with physician practices or employment agreements with individual physicians. When affiliating in this manner, the Company generally acquires the assets of the physician practice, including its equipment, furniture, fixtures and supplies and, in some cases, service contracts and goodwill. Currently, the Company manages the practices of 262 physicians and employs another 32 physicians.

The Company's relationships with its affiliated physicians are set forth in various asset purchase, management services, employment and consulting agreements. Through the asset purchase agreement, the Company acquires at fair market value the assets of a physician practice. Accounts receivable are typically purchased at the net realizable value. The purchase price of the assets of a physician practice generally consists of cash and/or stock and the assumption of certain debt, leases and other contracts necessary for the operation of the practice.

The Company and its affiliated physicians enter into management services or employment agreements which delineate the responsibilities and obligations of each party. The management services agreements generally have a 10 to 40-year term. The employment agreements generally have a seven to 10-year term, and in most instances, the contracting physicians can extend the terms of their employment agreements in five-year increments for an unlimited duration until they reach a specified age. The management services agreements provide that the physicians are responsible for the provision of all medical services and the Company is responsible solely for the management and operation of all other aspects of the affiliated practice. The Company provides the equipment, facilities and supplies necessary to operate the medical practice and employs substantially all of a practice's non-physician personnel, except those whose services are directly related to the provision of medical care. The management and administration of the practice, including managed care contracting, rests with the Company. Generally, a management services agreement with a physician practice group cannot be terminated by either the Company or the practice group prior to its stated expiration date without cause. The Company's employment agreements generally are terminable by the physicians upon 90 to 180-days notice. Ordinarily, the Company reserves the right to renegotiate terms of the management services agreement if there are significant changes in reimbursement levels. Upon termination for cause or at the expiration of a physician's relationship with the Company, the Company has the right to require the affiliated physicians to repurchase certain assets originally purchased by the Company and assets acquired during the term of the relationship.

For providing services under management services agreements entered into prior to April 30, 1996, physicians generally receive a fixed percentage of net revenue of the practice. "Net revenue" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. Net revenues under management services agreements for the year ended January 31, 1997 were $90.2 million.

The Company believes a shared governance approach is critical to the long-term success of a physician practice management company. In this regard, the Company's agreements provide for physician concurrence on critical strategic issues such as annual operating and capital budgets, fee structures and schedules and the practice's strategic plan. The strategic plan developed for the affiliated physician practices addresses both the future addition of practitioners and the expansion of locations and services. The Company works closely with its affiliated physicians to target and recruit new physicians and merge with or integrate other groups and specialties.

Physician Affiliations Through IPAs and Contract Management
The Company owns an MSO that provides management services to an IPA composed of over 375 physicians based in Connecticut, a 50% interest in an MSO that provides management services to an IPA composed of 45 primary care physicians in Georgia, an 80% interest in an MSO that provides management services to an IPA composed of over 450 physicians in New Jersey, a 51% interest in an MSO that provides management services to an IPA composed of over 600 physicians in New York and 50% interests in two IPAs in Florida composed of approximately 1,500 physicians. An IPA is generally composed of a group of geographically diverse independent physicians who form an association for the purpose of contracting as a single entity. The IPA structure not only increases the purchasing power of the constituent practices, but also provides a foundation for the development of an integrated physician network. The Company believes that many IPAs will merge with other practice groups to develop larger integrated medical groups, thereby becoming increasingly attractive to managed care companies. The Company intends to capitalize on its affiliations with IPAs to establish additional LPNs.

The Company recently expanded its managed care contracting capabilities through the purchase of Physicians Consultant & Management Corporation ("PCMC"), which provides management services to national and local physician specialty care networks containing approximately 2,300 physician members. Through its specialty care networks, PCMC facilitates the delivery of health care services to approximately 6,300,000 member patients. The Company plans to continue to increase its managed care capabilities into additional specialty care physician networks to expand existing relationships with established managed care organizations.

The Company also seeks to enter into agreements to manage capitated provider networks. The Company expects that under these agreements, it would receive a fixed management fee based upon contract revenues as well as a certain percentage of risk pools.

Medical Support Services
As part of its strategy to provide a comprehensive range of health care services in its markets, the Company provides certain medical support services related to the management of disease and episodic care, including radiation therapy, diagnostic imaging, infusion therapy, home health care, lithotripsy services and ambulatory surgery. These services are provided both as part of the Company's LPN structure and separately in certain markets in which there is a competitive advantage to do so.

Within the scope of its disease specialty networks, the Company delivers a broad array of medical support services. The Company supports its cancer networks with radiation therapy (the Company has 10 radiation therapy centers in six states), infusion therapy (the Company provides infusion therapy in several states which are managed from three regional offices), diagnostic imaging (the Company has three centers in three states), home health care services (the Company provides home health care services in six South Florida counties which are managed from five local offices) and ambulatory surgery (the Company manages one ambulatory surgery center).

The Company also provides lithotripsy services and currently operates one fixed site and seven mobile lithotripters which provide lithotripsy services in Arkansas, Florida, Indiana, Kansas, Kentucky, Missouri, Oklahoma, Tennessee and Texas. These services are managed from three regional offices. Lithotripsy is a non-invasive procedure that utilizes shock waves to fragment kidney stones, and is the preferred alternative to surgery for kidney stones, suitable for the treatment of over 90% of the applicable patients. The Company provides its mobile lithotripsy services under contracts with approximately 70 hospitals and other health care facilities. The hospital or health care facility normally pays the Company on a per procedure basis. The Company's contracts with such hospitals and facilities generally have terms of one to three years.

LPNs
The Company has established and is developing LPNs in the Florida, Atlanta, Connecticut/New York/New Jersey and Baltimore/Washington, D.C. areas as its initial target LPN markets. To further develop its LPNs, the Company intends to affiliate with additional physician group practices and acquire, develop or affiliate with related medical support services. When entering new target markets, the Company will either seek to acquire a core practice group or manage an IPA. The Company undertakes market analyses and demographic studies to evaluate the business opportunities in a particular geographic area and seeks to capitalize on these opportunities by developing relationships with appropriate physicians and other health care providers. Within each LPN, the Company seeks a balance between primary care and specialty physicians and to integrate certain related medical support services for the ultimate purpose of providing a strategic network of comprehensive medical services attractive to managed care and risk-based third party contractors. In certain markets, the Company establishes relationships with unaffiliated entities for the purpose of contracting with managed care companies.

In keeping with its major strategy of expanding its Northeast presence in New York, New Jersey and Connecticut, the Company has affiliated with approximately 1,425 physicians through IPAs, with more than 600 in New York's five boroughs, 375 in Connecticut and 450 in New Jersey. In October 1996, the Company agreed to an exclusive arrangement with North Shore Health System of Manhasset, New York, to jointly develop, own and operate medical facilities in five metropolitan New York counties. In addition, in November 1996, the Company was selected by the Health Insurance Plan of New Jersey ("HIP") to assist in reorganizing the medical delivery services in 18 health care centers. During April 1997, the Company signed a letter of intent with Beth Israel Health Care

System to form an MSO to provide management services to the medical community in the greater metropolitan New York area. The Company will acquire and manage the physician practice management operations of Beth Israel Health Care System, which consists of 130 physicians with more than 20 primary and specialty medical offices located throughout New York City and Rockland and Westchester counties.

The development of the Company's Atlanta LPN provides an example of the implementation of the Company's development strategy. In Atlanta, the Company acquired three radiation centers in March 1995 and has since created a comprehensive cancer disease management network of 22 oncologists in 17 sites. The Company's Atlanta LPN continues to develop by affiliating with primary care and multi-specialty groups to create a comprehensive, fully-integrated regional network. This network currently includes affiliations through management and/or employment agreements with 47 physicians and through an IPA with 45 physicians. The Company is presently negotiating with additional physician providers and is assessing the opportunity to create a comprehensive health park in the Atlanta area.

In the Florida market, the Company initially developed affiliate relationships with six primary care physicians. The Company has currently affiliated through management and/or employment agreements with 161 physicians which includes 21 oncologists and the Company operates a cancer care network which through capitated managed care contracts provides services to approximately 160,000 covered lives. The Company also has affiliated through IPAs with approximately 1,500 physicians. In addition, the Company provides infusion therapy, home health, diagnostic, rehabilitation services and ambulatory surgery in its Florida LPN.

In the Washington, D.C./Baltimore area, the Company operates three radiation centers and provides infusion therapy services through its managed care contracts and physician affiliations. The Company has affiliated with 45 physicians including 10 medical and radiation oncologists. In addition, the Company has entered into an agreement with the Medlantic Healthcare Group in Washington, D.C. (and its Washington Hospital Center and Washington Cancer Institute) for the formation and operation of the Washington Regional Oncology Network. This network will be dedicated to obtaining contracts for cancer care in the Washington region and also includes the formation of a joint venture for the management of the Washington Ambulatory Infusion Center.

The Company has entered into management and employment agreements with 68 oncologists. Net revenues for cancer related services for the year ended January 31, 1997 were $95.0 million. In its Florida, Atlanta and Washington, D.C./Baltimore LPNs, the Company has assembled three discrete networks of cancer physicians and related cancer care services, and as a result, the Company provides services pursuant to managed care contracts to over 230,000 covered lives. Under these contracts, the Company and its affiliate physicians provide some or all of the following services: medical and radiation oncology services, bone marrow transplants, infusion therapy, diagnostic services and home care. The Company has also developed cancer care networks with unaffiliated entities for contracting purposes in certain markets.

Medical Facility Development
The Company provides medical facility development services to related and unrelated third parties for the establishment of health parks, medical malls and medical office buildings. A "health park" is an integrated health care environment composed of several buildings which links physician practices, medical support services and subacute care facilities on a single campus. A "medical mall," often found in a health park, combines physician offices with related medical support services such as diagnostic imaging, physical rehabilitation, laboratory services and wellness programs in one facility. The Company also develops office buildings which serve physicians and providers of ancillary medical services.

The Company believes that the convenience of "one-stop" scheduling and medical related services together with on-site treatment provided at the Company's developed medical facilities will increase patient satisfaction and cost-efficiency. By providing a centralized delivery site for state-of-the-art technology, information systems and patient care models, a full continuum of care can be provided by a wide range of physician specialties and medical support services at one location. The Company believes that physicians will find affiliation with such facilities attractive and that third party payors will seek to contract with physician practices and related medical support service companies operating in such facilities.

The Company's medical facility development services include project finance assistance, project management, construction management, construction design engineering, consulting, physician recruitment, leasing and marketing. The Company currently has 18 projects under development and has facilities under construction in Florida, Texas, California, New Jersey, Nevada and Arizona. The Company also has 11 projects under contract and anticipates that construction of such facilities will begin during the next six months.

Under its development agreements, the Company is generally obligated to secure funding for and guaranty the maximum cost of a project. In order to minimize the risks from these obligations, the Company enters into construction agreements with general contractors to construct the project for a "guaranteed maximum cost." Furthermore, each construction agreement provides for indemnification of the Company by the general contractor for certain losses and damages. Each construction agreement also requires the contractor to obtain and maintain a performance bond and a labor and material payment bond, written by a surety company with a Best's Key Guide Rating of not less than A+12 and satisfactory to the owner of the land on which a project is developed and the construction lender.

Among the Company's development clients are some of the largest for-profit public hospital companies in the United States. To date, the Company's clients and primary negotiators of the Company's fees generally have been the land owners or land lessors of the developed sites. Negotiations generally include the Company, the entities which own the developed projects, the land lessor (if applicable) and, in many cases, the prospective tenants of the office space. The Company offers its physician-tenants an opportunity to become equity investors in the facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Medical Facility Development." The compensation received by the Company is based upon negotiated amounts for each service provided. Although the Company does not maintain an ownership interest in the facilities it develops, certain of the Company's officers and directors have an interest in such facilities. In each transaction between the Company and a facility in which certain of its officers and directors have an interest, third parties, including the land owners and land lessors of the sites and the unaffiliated investors in the facility, participate in establishment of fees to the Company. All transactions between the Company and affiliated owners and physicians are and will continue to be based upon competitive bargaining and are and will be on terms no less favorable to the Company than those provided to unaffiliated parties. In addition, the Company monitors development fees in the industry to ensure that its fees in such transactions meet this standard.

The Company believes that its medical facility development services and project finance strategy are a significant component of the Company's overall business strategy. The Company's project finance strategy focuses upon the involvement of its future tenants as significant investors in and owners of the medical facilities developed by the Company. Because its tenants are physicians and medical support service companies, the Company believes that the relationships that it develops through its medical facility development efforts also enhances the Company's ability to affiliate with physicians and acquire physician practices and medical support service companies. The development of medical facilities by the Company is intended to enhance the creation of the new group practices, increase the number of integrated medical service delivery sites and promote alternative delivery models for third party payors in its developed sites. The Company believes that such activity, in turn, will aid in the integration of its affiliated physicians and medical support service companies.

Information Systems
The Company believes that effective and efficient integration of clinical and financial data provides a competitive advantage in bidding for managed care contracts and contributes to a company's success in the complex reimbursement environment of the health care industry. The Company also believes that the use of technology can improve patient care by improving physician access to patient information. Therefore, the Company is in the process of selecting and implementing management information systems designed to facilitate the transmittal and coordination of important patient and operational data. The Company's objective is to implement a system which consists of three specific areas: practice management, electronic clinical records and comprehensive care and management reporting. The implementation of the systems selected will occur in stages, as the Company continues to analyze and support the systems in place in its existing and acquired physician practices and medical support service companies.

Competition
The physician practice management industry is highly competitive. The Company competes with local and national providers of physician management and certain other medical services and for the recruitment of physicians. Certain of the Company's competitors have access to substantially greater financial, management and other resources than the Company. The majority of the competition faced by the Company is based primarily on cost and quality. Each of the affiliated physicians has entered into an agreement not to compete with the operations of the Company both during the term of the applicable agreement and for a period of one year or greater thereafter.

Government Regulation
Various state and federal laws regulate the relationship between providers of health care services, physicians and other clinical services. As a business in the health care industry, the Company is subject to these laws and regulations. The Company's medical support services, for example, are subject to various licensing and certification requirements including Certificate of Need regulations. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws; however, the Company has not received a legal opinion from counsel that its operations are in material compliance with applicable laws and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. Moreover, as a result of the Company providing both physician practice management services and medical support services, the Company may be the subject of more stringent review by regulatory authorities, and there can be no assurance that a review of the Company's or the affiliated physicians' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians or that the health care regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. In those states where the Company employs physicians, it believes its operations are in material compliance with applicable laws. The Company does not exercise influence or control over the practice of medicine by the physicians with whom it contracts. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the practice of medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged. In addition to prohibiting the practice of medicine, numerous states prohibit entities like the Company from engaging in certain transactions such as fee-splitting, with physicians.

State and federal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on health care providers that fraudulently or wrongfully bill governmental or other third party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. The Company believes it is in material compliance with such laws, but there can be no assurances that the Company's activities will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician billing arrangements. The Company believes it is in material compliance with such regulations, but upon review, regulatory authorities could conclude otherwise, and in such event, the Company may have to modify its relationship with its affiliated physician groups. Noncompliance with such regulations may adversely affect the operation of the Company and subject it and such physician groups to penalties and additional costs.

Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Amendments," prohibit the offer, payment, solicitation or receipt of any form of remuneration either in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Amendments are broad in scope and have been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many otherwise legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. In particular, the Office of the Inspector General of the U.S. Department of Health and Human Services has expressed concern that the acquisition of physician practices by entities in a position to receive referrals from such physicians in conjunction with the physicians' continued practice in affiliation with the purchaser could violate the Anti-kickback Amendments.

In July 1991, in part to address concerns regarding the Anti-kickback Amendments, the federal government published regulations that provide exceptions, or "safe harbors," for certain transactions that will be deemed not to violate the Anti-kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements, and employee relationships. Additional safe harbors were published in September 1993 offering protections under the Anti-kickback Amendments to eight new activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. Although the Company believes that it is not in violation of the Anti-kickback Amendments, some of its operations do not fit within any of the existing or proposed safe harbors.

The Company believes that, although it is receiving remuneration under management services agreements, it is not in a position to make or influence the referral of patients or services reimbursed under government programs to the physician groups, and therefore, believes it has not violated the Anti-kickback Amendments. In certain states, the Company is a separate provider of Medicare or state health program reimbursed services. To the extent the Company is deemed by state or federal authorities to be either a referral source or a separate provider under its management services agreements and to receive referrals from physicians, the financial arrangement under these agreements could be subject to scrutiny under the Anti-kickback Amendments. Violation of the Anti-kickback Amendments is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

Significant limitations on physician referrals were enacted, subject to certain exemptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exemptions, Stark II prohibits a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include the provision of radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, certain equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." A physician's ownership of publicly traded securities of a corporation with equity exceeding $75 million as of the end of its most recent fiscal year is not deemed to constitute an ownership or investment interest in that corporation under Stark II. The Company was not eligible for this exemption as of its fiscal year ending December 31, 1995. In 1996, after completion of the initial public offering, the Company changed its fiscal year end to January 31. The Company believes that it presently satisfies the Stark II stockholders' equity exception and that its compensation arrangements satisfy other applicable exceptions in Stark II.

The Company believes that its activities are not in violation of Stark I or Stark II; however, the Stark legislation is broad and ambiguous. Interpretative regulations clarifying the provisions of Stark I were issued on August 14, 1995 and Stark II regulations have yet to be proposed. While the Company believes it is in compliance with the Stark legislation, future regulations could require the Company to modify the form of its relationships with the affiliated physician groups. Moreover, the violation of Stark I or II by the Company's affiliated physician groups could result in significant fines and loss of reimbursement which would adversely affect the Company. The Anti-kickback and Stark laws prevent the Company from requiring referrals from affiliated physician groups.

Many states have adopted similar prohibitions against payment intended to induce referrals of Medicaid and other third party payor patients. The State of Florida, for instance, enacted a Patient Self-Referral Act in April 1992 that severely restricts patient referrals for certain services, prohibits mark-ups of certain procedures, requires disclosure of ownership in a business to which patients are referred and places other regulations on health care providers. The Company believes it is likely that other states will adopt similar legislation. Accordingly, expansion of the operations of the Company to certain jurisdictions may require it to comply with such jurisdictions' regulations which could lead to structural and organizational modifications of the Company's form of relationships with physician groups. Such changes, if any, could have an adverse effect on the Company.

The Company has adopted a formal compliance program designed to prevent violations of Stark II and the Anti-kickback Amendments in both its acquisitions and day to day operations. The Company has hired a full-time compliance officer to implement and monitor the compliance program.

Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to the hiring and contracting of physicians by other health care providers, there can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network. The Company believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of insurance and health care network laws by regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

Reimbursement and Cost Containment
Approximately 34% of the revenue of the Company is derived from payments made by government sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. The U.S. Congress has passed a fiscal year 1996 budget resolution that calls for reductions in the rate of spending increases over the next seven years of $270 billion in the Medicare program and $182 billion in the Medicaid program. Through the Medicare program, the federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. The implementation of RBRVS may result in reductions in payment rates for procedures provided by physicians under current contract with the Company. RBRVS-type payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. A broader implementation of such programs would reduce payments by private third party payors and could indirectly reduce the Company's operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in nongovernmental insurance plans, the Company may not be able to shift cost increases to nongovernmental payors. The Company expects a reduction from historical levels in per patient Medicare revenue received by certain of the physician groups with which the Company contracts; however, the Company does not believe such reductions would, if implemented, result in a material adverse effect on the Company.

In addition to current governmental regulation, the Clinton Administration and several members of Congress have proposed legislation for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of such health care proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect the Company. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on the Company's business. It is not possible at this time to predict what, if any, reforms will be adopted by Congress or state legislatures, or when such reforms would be adopted and implemented. As health care reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to the Company's agreements and operations. While the Company believes it will be able to restructure in accordance with applicable laws and regulations, the Company cannot assure that such restructuring in all cases will be possible or profitable.

Insurance
Health care companies, such as the Company, are subject to medical malpractice, personal injury and other liability claims which are customary risks inherent in the operation of health care facilities and provision of health care services. The Company maintains property insurance equal to the amount management deems necessary to replace the property, and liability and professional malpractice insurance policies in the amount of $20,000,000 (annual aggregate) and with such coverages and deductibles which are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The Company provides medical malpractice insurance for its employee physicians in the amount of $1,000,000 per claim and $3,000,000 annual aggregate and also requires that non-employee physicians practicing at its facilities carry medical malpractice insurance to cover their respective individual professional liabilities. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope of coverages at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverages could have a material adverse effect on the Company's business.

Employees
As of January 31, 1997, the Company employed approximately 1,055 persons, approximately 920 of whom were full-time employees. The Company believes that its labor relations are good.

Factors to be Considered
The parts of this Annual Report on Form 10-K titled "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements which involve risks and uncertainties. In addition, officers of the Company may from time to time make certain forward-looking statements which also involve risks and uncertainties. Set forth below is a discussion of certain factors that could cause the Company's actual results to differ materially from the results projected in such forward-looking statements.

Limited Operating History. The Company has a limited operating history and acquired its first operating company in September 1994. Almost all of the businesses acquired by the Company to date were operated by managements unaffiliated with the Company's management or with each other.

Risks Related to Growth Strategy. The Company's strategy involves growth primarily through affiliation with physicians and acquisition of medical practices and other businesses. The Company is subject to various risks associated with its growth strategy, including the risk that the Company will be unable to identify, recruit or acquire suitable acquisition candidates or to integrate and manage the acquired practices or companies. The growth of the Company is largely dependent on the Company's ability to form networks of affiliated physicians from its acquired practices, to manage and control costs, and to realize economies of scale. Any failure of the Company to implement economically feasible acquisitions and affiliations may have a material adverse effect on the Company. There can be no assurance that the Company will be able to achieve and manage planned growth, that the assets of physician practice groups or other health care providers will continue to be available for acquisition by the Company, that the liabilities assumed by the Company in any acquisition will not have a material adverse effect on the Company, or that the addition of physician practice groups or other health care providers will be profitable for the Company.

Risks Related to Capital Requirements. The Company's acquisition and expansion programs require substantial capital resources. In addition, the operation of physician groups, integrated networks and related medical support service companies requires ongoing capital expenditures. There can be no assurance that the Company will be able to raise additional capital when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company.

Government Regulation. Providers of health care services, including physicians and other clinicians, are subject to extensive federal and state regulation. The fraud and abuse provisions of the Social Security Act prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration in return for, or the inducement of, the referral of patients, items or services that are paid for, in whole or in part, by Medicare or Medicaid. These laws also impose significant penalties for false or improper billings for physician services and impose restrictions on physicians' referrals for designated health services to entities with which they have financial relationships. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Similar state laws also apply to the Company. Such exclusion and penalties, if applied to the Company's affiliated physician groups or medical support service providers, could have a material adverse effect on the Company.

The laws of many states prohibit business corporations such as the Company from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting fees with physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. Expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's form of relationship with physician groups, which could have an adverse effect on the Company. There can be no assurance that the Company's physician management agreements will not be challenged as constituting the unlicensed practice of medicine or that the enforceability of the provisions of such agreements, including non-competition covenants, will not be limited.

Under certain provisions of the Omnibus Budget Reconciliation Act of 1993 known as "Stark II," physicians who refer Medicare and Medicaid patients to the Company for certain designated services may not own stock in the Company, and the Company may not accept such referrals from physicians who own stock in the Company. Stark II contains an exemption which applies to the Company during any year if at the end of the previous fiscal year the Company had stockholders' equity in the amount of at least $75 million. The Company was not eligible for this exemption as of its fiscal year ending December 31, 1995. In 1996, the Company changed its fiscal year end to January 31, at which time it satisfied the Stark II stockholders' equity exception. Violation of Stark II by the Company could have a material adverse effect on the Company.

The Company believes that its operations are conducted in material compliance with applicable laws, however, the Company has not received a legal opinion to this effect and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. Moreover, as a result of the Company providing both physician practice management services and medical support services, the Company may be the subject of more stringent review by regulatory authorities, and there can be no assurance that a review of the Company's operations by such authorities will not result in a determination that could have a material adverse effect on the Company or its affiliated physicians. Additionally, there can be no assurance that the health care regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion. The regulatory framework of certain jurisdictions may limit the Company's expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform to such regulatory framework or to obtain necessary approvals, licenses and permits. Any limitation on the Company's ability to expand could have a material adverse effect on the Company.

Dependence on Third Party Reimbursement; Trends and Cost Containment. Substantially all of the Company's patient service revenues are derived from third party payors. The Company's revenues and profitability may be materially adversely affected by the current trend within the health care industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that this trend will continue to result in a reduction from historical levels of per-patient revenue. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of health care and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capital or other financial risk-shifting payment systems by third party payors with service providers. Both the federal government and various states are considering imposing limitations on the amount of funding available for various health care services. The Company cannot predict whether or when any such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals would have on the Company. Further reductions in payments to physicians or other changes in reimbursement for health care services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions.

Rates paid by private third party payors, including those that provide Medicare supplemental insurance, are based on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored health care programs, and among different types of non-government payor sources, could have a material adverse effect on the Company.

The Company is a provider of certain medical treatment and diagnostic services including, but not limited to radiation therapy, infusion therapy, lithotripsy and home care. Because many of these services receive governmental reimbursement, they may be subject from time to time to changes in both the degree of regulation and level of reimbursement. Additionally, factors such as price competition and managed care also could reduce the Company's revenues.

There can be no assurance that payments under governmental and private third party payor programs will not be reduced or will, in the future, be sufficient to cover costs allocable to patients eligible for reimbursement pursuant to such programs, or that any reductions in the Company's revenues resulting from reduced payments will be offset by the Company through cost reductions, increased volume, introduction of new procedures or otherwise.

Risks Associated with Managed Care Contracts. As an increasing percentage of patients come under the control of managed care entities, the Company believes that its success will be, in part, dependent upon the Company's ability to negotiate contracts with health maintenance organizations ("HMOs"), employer groups and other private third party payors pursuant to which services will be provided on a risk-sharing or capitated basis. Under some of these agreements, a health care provider accepts a predetermined amount per member per month in exchange for providing all covered services to patients. Such contracts pass much of the economic risk of providing care from the payor to the provider. The Company's success in implementing its strategy of entering into such contracts in markets served by the Company could result in greater predictability of revenues, but increased risk to the Company resulting from uncertainty regarding expenses. To the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, additional costs would be incurred, resulting in a reduction in operating margins. In the worst case, revenues associated with risk-sharing contracts or capitated provider networks would be insufficient to cover the costs of the services provided. Any such reduction or elimination of earnings could have a material adverse effect on the Company. Moreover, there is no certainty that the Company will be able to establish and maintain satisfactory relationships with third party payors, many of which already have existing provider structures in place and may not be able or willing to rearrange their provider networks. Increasingly, some jurisdictions are taking the position that capitated agreements in which the provider bears the risk should be regulated by insurance laws. As a consequence, the Company may be limited in some of the states in which it operates in its attempt to enter into or arrange capitated agreements for its affiliated physician practices, employee physicians or medical support service providers when those capitated arrangements involve the assumption of risk.

Dependence on Physicians and Other Medical Service Providers. The Company is dependent upon its affiliations with physicians and other medical support service providers. The Company has entered into management and/or employment agreements with most of its physicians and other medical service providers for terms ranging from seven to 40 years. A significant number of the Company's affiliated physicians and other medical service providers have the right to terminate their contracts before the expiration of their respective terms. In the event that a significant number of such physicians or providers terminate their contracts or become unable or unwilling to continue in their roles, the Company's business could be materially adversely affected.

Potential Liability and Insurance. The provision of medical services entails an inherent risk of professional malpractice and other similar claims. The Company believes that it does not engage in the practice of medicine, however, the Company could be implicated in such a claim through one of its providers, and there can be no assurance that claims, suits or complaints relating to services delivered by an affiliated physician or medical service provider will not be asserted against the Company in the future. Although the Company maintains insurance it believes is adequate both as to risks and amounts, there can be no assurance that any claim asserted against the Company for professional or other liability will be covered by, or will not exceed the coverage limits of, such insurance.

Medical Facility Development. The Company engages in the development of health parks, medical malls and medical office buildings and, in connection with these projects, enters into development contracts for the provision of all or some of the following services: project finance assistance, project management, construction management, construction design engineering consultation, physician recruitment, leasing and marketing. Many of these contracts hold the Company liable for any development cost overruns and also require the Company to indemnify the owner of the medical facility and the owner of the land on which a medical facility is developed against certain liabilities or losses. As a result, the Company, which is not a contractor, enters into construction contracts with general contractors to construct its projects for a "guaranteed maximum cost" and requires the general contractors to maintain performance bonds and to indemnify the Company against certain liabilities and losses. Any claim for development cost overruns not covered by a performance bond or any request for indemnification by the owner of the medical facility or the owner of the land on which a medical facility is developed, if the Company is not indemnified by others, could have a material adverse effect on the Company.

Control by Existing Stockholders. All of the Company's executive officers and directors as a group beneficially own approximately 48.8% of the outstanding shares of Common Stock. As a result, such executive officers and directors, should they choose to act together, will be able to determine the outcome of corporate actions requiring stockholder approval and to control the election of the Company's Board of Directors. This ownership may have the effect of discouraging unsolicited offers to acquire the Company.

Dependence Upon Key Personnel. The Company is dependent upon the ability and experience of its executive officers, in particular Abraham D. Gosman and Bruce
A. Rendina, and there can be no assurance that the Company will be able to retain all of such officers. The failure of such officers to remain active in the Company's management could have a material adverse effect on the Company.

Item 2.  PROPERTIES

The Company leases 17,287 square feet of space at 777 South Flagler Drive, Suite 1000E, in West Palm Beach, Florida, where the Company's headquarters are located. The lease expires in 2000. The Company believes that these arrangements and other available space are adequate for its current uses and anticipated growth.

The Company also leases, subleases or occupies the facilities of a majority of the affiliated physician groups and medical support service companies. The Company anticipates that, as its affiliated practices grow, expanded facilities will be required.

Item 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings in the ordinary course of its business. The Company does not believe that any such legal proceedings will have a material adverse effect on the Company, although there can be no assurance to this effect.

A subsidiary of the Company, Oncology Therapies, Inc. ("OTI") (formerly Radiation Care, Inc., "RCI") is subject to the litigation described below which relates to events prior to the Company's operation of RCI, and the Company has agreed to indemnify and defend certain defendants in the litigation who were former directors and officers of RCI, subject to certain conditions.

In December 1994, prior to its merger with the Company in March 1995, RCI entered into a settlement agreement with the federal government arising out of claims under the fraud-and-abuse provisions of the Medicare law. Under the settlement agreement, RCI, without admitting that it violated the law, consented to a civil judgment providing for its payment of $2 million to the federal government and the entry of an injunction against violations of such provisions.

On February 16, 1995, six former stockholders of RCI filed a consolidated amended Class Action Complaint in Delaware Chancery Court (In re Radiation Care, Inc. Shareholders Litigation, Consolidated C.A. No. 13805) against RCI, Thomas Haire, Gerald King, Charles McKay, Abraham Gosman, Oncology Therapies of America, Inc. ("OTA") and A.M.A. Financial Corporation, ("AMA") alleging that the RCI stockholders should have received greater consideration for their RCI stock when RCI was merged with the Company. Plaintiffs allege breaches of fiduciary duty by the former RCI directors, as well as aiding and abetting of such fiduciary duty breaches by Mr. Gosman, OTA and AMA. Plaintiffs seek compensatory or rescissionary damages of an undisclosed amount on behalf of all RCI stockholders, together with an award of the costs and attorneys' fees associated with the action. No class has been certified in this litigation. On May 17, 1996, the Company filed an Answer denying any liability of any defendant in connection with this litigation. All discovery in the Delaware action, except for expert and class certification related discovery, is now complete. On January 10, 1997, the Company filed a Motion for Summary Judgment seeking dismissal of all plaintiffs' claims. Plaintiffs' Opposition to that motion is due in late April, and the Company intends to file a Reply brief in May. No hearing on the Motion has been scheduled yet by the Court. The Company intends to continue to defend the case vigorously.

On August 4, 1995, 26 former stockholders of RCI filed a Complaint for Money Damages against Richard D'Amico, Ted Crowley, Thomas Haire, Gerald King, Charles McKay and Randy Walker (all former RCI officers and/or directors) in the Superior Court of Fulton County, in the State of Georgia (Southeastern Capital Resources, L.L.C. et al. v. Richard D'Amico et al., Civil Action No. E41225). Early on in the litigation two of the plaintiffs withdrew from the litigation, and during the deposition phase of the case, two more plaintiffs dropped out. However, plaintiffs added four additional plaintiffs with the filing of an Amended Complaint on November 27, 1995. Plaintiffs allege a breach of fiduciary duty by the former RCI directors Haire, King and McKay, a conspiracy by the RCI officer defendants D'Amico, Crowley and Walker, and negligence by all defendants. Plaintiffs seek additional consideration for their shares of RCI common stock in the form of compensatory and monetary damages in the amount of $5.7 million, plus punitive damages, interest, costs and attorneys fees. On September 22, 1995, the defendants filed an Answer denying any liability in connection with this litigation. On October 23, 1995, the defendants filed a motion to stay the action pending resolution of the Delaware class action. The Court denied the Motion on April 16, 1996. All discovery in the case was completed as of September 13, 1996. The Defendants moved for summary judgment on September 20, 1996. The plaintiffs filed an opposition on November 18, 1996. Defendants filed a Reply brief on February 27, 1997. The Court has not yet scheduled a hearing on the Motion, but one should be scheduled soon. The Court indicated at a Status Conference on January 14, 1997 that the case would be placed on a trial list in March 1997 but that the case would be near the bottom of that list, and not likely to be reached for trial until later this year. On April 17, 1997 the Court published a two-week trial list for May 13, 1997 on which this case appears at number 18. The Company is not a party to this litigation and its exposure is limited to its obligation under its by-laws to indemnify the former officers and directors of RCI to the fullest extent permitted by Delaware law. The Company intends to continue to vigorously defend against this litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Annual Meeting of the Company's stockholders held on November 14, 1996:

a) Election of the following directors in the class of the Board of Directors whose terms expired at the Annual Meeting:

                                                VOTES
                                   -----------------------------------
                                        For              Withheld
                                   ------------     ------------------

              Bruce A. Rendina      18,296,567            22,800
              Stephen E. Ronai      18,296,567            22,800

b) Amendment to the Company's 1995 Equity Incentive Plan to increase the total number of shares of Common Stock which may be awarded under such plan by 1,000,000 shares.

                                          VOTES
              ------------------------------------------------------------------
                     For                  Against                   Abstained
              ------------------     ----------------         ------------------

                 14,134,043                 4,045,532                   12,287

                                     PART II



Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol PHMX. On January 31, 1997, there were approximately 139 holders of record of the Company's Common Stock. The following table sets forth the range of high and low closing prices per share of the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                               High       Low
                                                              ------     ------

      Fiscal Quarter ended April 30, 1996                     $23.63     $18.75
      Fiscal Quarter ended July 31, 1996                      $25.50     $18.25
      Fiscal Quarter ended October 31, 1996                   $25.25     $16.00
      Fiscal Quarter ended January 31, 1997                   $18.88     $13.00

The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Board of Directors to reinvest all earnings in the business of the Company to support the future growth of its operations.

Recent Sales of Unregistered Securities
The following table describes all sales by the Company of the Company's Common Stock during the year ended January 31, 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). No underwriter was involved in any such sale and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act in reliance on
Section 4(2) of such Act and/or Regulation D thereunder.

                                 Dollar Value             Number of
                                   of Common              Shares of
          Date of                 Stock to be           Common Stock
        Transaction                 Issued                 Issued
     -----------------          --------------         --------------

     May 1996                       $343,114                324,252
     June 1996                       207,840                      -
     July 1996                     1,638,400                      -
     August 1996                   4,987,200                      -
     September 1996                        -                363,442
     October 1996                    535,000                      -

The shares in the table were sold in connection with certain acquisitions of physician practices and other businesses by the Company in which the Company purchased all or a portion of the assets or stock of such businesses, and, in some cases, entered into management agreements with certain of such physician practices. In consideration for some of these acquisitions, the Company paid cash and unconditionally agreed to deliver a specified total dollar value of shares of Common Stock at specified future dates (in general, on the first anniversary of the closing date). The number of shares to be issued on the future dates generally is based upon the average of the closing price for the five days prior to the issuance. In certain other acquisitions, the Company issued shares of Common Stock as consideration for the acquisition on the closing date of the acquisition. In one acquisition, the Company has the option under a note to issue shares or pay the principal of the note at maturity. The shares were sold to the former stockholders or owners of the acquired businesses. These acquisitions are more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On June 26, 1996, the Company issued $100,000,000 aggregate principal amount of its 6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures") to the following initial purchasers:

     Name                                                      Principal Amount
     ----                                                      ----------------

     Smith Barney, Inc.....................................    $50,001,000
     Dean Witter Reynolds Inc..............................     13,333,000
     PaineWebber Incorporated..............................     13,333,000
     Robertson, Stephens & Company.........................     13,333,000
     Piper Jaffray Inc.....................................      5,000,000
     The Robinson-Humphrey Company.........................      5,000,000

The Debentures are convertible into Common Stock at any time after August 25, 1996 and at or before maturity at a conversion price of $28.20 per share, subject to adjustment in certain events. The Debentures were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and Regulation D thereunder.


Item 6.           Selected Financial Data

The following selected historical financial data was derived from the Company's Financial Statements, which have been audited by independent accountants, Coopers & Lybrand L.L.P. The data presented below should be read in conjunction with the Company's Financial Statements and the Notes thereto, included elsewhere in this Annual Report on Form 10-K. The amounts below are in thousands except share data.


                                                     Combined
                                                     June 24,
                                                       1994             Combined        Consolidated         Consolidated
                                                  (Inception) to       Year Ended        Month Ended          Year Ended
                                                   December 31,       December 31,       January 31,         January 31,
                                                       1994               1995            1996 (1)               1997
                                                  -------------      -------------      ------------       ---------------
         Statement of Operations Data:
         Net revenue                              $       2,447      $      70,733      $     10,715       $       189,961
                                                  -------------      -------------      ------------       ---------------
         Operating expenses:
             Cost of affiliated physician
               management services                            -              9,656             2,797                42,245
             Salaries, wages and benefits                 2,142             31,976             3,637                52,313
             Depreciation and amortization                  107              3,863               535                 7,144
             Rent expense                                   249              4,503               565                 7,653
             Earn out payment                                 -              1,271                 -                     -
             Provision for closure loss                       -              2,500                 -                     -
             Other                                        1,150             23,706             3,515                60,764
                                                  -------------      -------------      ------------       ---------------

         Income (loss) from operations                   (1,201)            (6,742)             (334)               19,842
         Interest expense, net                               95              4,852               812                 1,658
         (Income) loss from investments in
          affiliates                                          -               (569)               30                  (709)
                                                  -------------      -------------      ------------       ---------------
         Net income (loss) before taxes                  (1,296)           (11,025)          (1,176)                18,893
         Income tax expense                                   -                  -                 -                 6,836
                                                  =============      =============      ------------       ---------------
         Net income (loss) (2)                    $      (1,296)     $     (11,025)     $     (1,176)      $        12,057
                                                  =============      =============      ============       ===============
         Net income (loss) per share                                                    $      (0.08)      $          0.54
                                                                                        ============       ===============
         Weighted average shares outstanding                                              14,204,305            22,511,448
                                                                                        ============       ===============

                                                   December 31,       December 31,       January 31,         January 31,
                                                       1994               1995              1996                 1997
                                                   ---------------------------------------------------------------------

         Balance Sheet Data:
         Working capital                              $   2,590         $  (22,286)        $  44,209             $ 107,465
         Accounts receivable, net                         3,778             20,711            21,562                35,846
         Total assets                                    15,408            132,187           180,007               298,124
         Total debt                                       1,369             96,941            36,470               111,422
         Shareholders' equity                            11,667             12,678           127,209               148,891


(1) In January 1996, the Company changed its fiscal year end from December 31 to January 31.
(2) Provisions for income taxes have not been reflected in the combined financial statements because there is no taxable income on a combined basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The Company is a multi-specialty management company that provides management services to the medical community. The Company also develops medical malls, medical office buildings, and health parks, both for its own account and for leading hospitals and health systems. The Company's primary strategy is to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliates with physicians by acquiring their practices and entering into long term management agreements with the acquired practices and through the management of independent physician associations ("IPAs") and specialty care physician networks by management service organizations ("MSOs") in which the Company has ownership interests. Where appropriate, the Company supports its affiliated physicians with related diagnostic and therapeutic medical support services. The Company's medical support services include radiation therapy, diagnostic imaging, infusion therapy, home health care, lithotripsy services and ambulatory surgery. Since its first acquisition in September 1994, the Company has acquired the practices of and entered into long term agreements to affiliate with 294 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of over 2,900 multi-specialty physicians; purchased a company that provides contract management services to approximately 2,300 physicians in specialty care networks; and acquired several medical support service companies and a medical facility development company.

In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Acquisition Summary
Year Ended January 31, 1997
The following table sets forth the acquisitions completed by the Company during the year ended January 31, 1997 with the respective purchase dates, purchase prices and amounts allocated to intangibles. Each of the acquisitions was accounted for under the purchase method of accounting, except where noted otherwise.

                                                                                             Amounts Allocated
                                                                                               to Intangibles
                                                                                       -------------------------------
                                                                                                         Management
                                                       Date         Purchase                               Service
Business Acquired                                   Purchased         Price               Goodwill        Contracts
-----------------                                   ---------         -----               --------        ---------

Employed physicians                                    Various            $3,213,399              $2,862,035   $         --

Managed Physician Practices:
[bullet]    Atlanta Gastroenterology                   May 1996            6,100,000                      --             --
[bullet]    Oncology Care Associates                   May 1996              609,124                      --        609,124
[bullet]    Busch                                      May 1996              787,864                      --        457,772
[bullet]    Dal Yoo                                    June 1996             426,427                      --        291,874
[bullet]    Koerner, Taub & Flaxman                    July 1996             948,610                      --        328,838
[bullet]    Atlanta Metro Urology                      July 1996             755,163                      --        399,974
[bullet]    Atlantic Pediatrics                        August 1996           412,539                      --        328,074
[bullet]    Insignia Care for Women, P.A.              August 1996         3,439,331                      --      2,625,699
[bullet]    Georgia Surgical Associates, P.C.          August 1996         1,548,756                      --      1,116,259
[bullet]    Ankle & Foot Center of Tampa Bay, P.A.     August 1996         3,294,499                      --      3,161,192
[bullet]    Boynton GI Group                           October 1996        1,341,521                      --        670,000
[bullet]    Atlanta Specialists in Gastroenterology    January 1997        1,578,205                      --             --
[bullet]    American Regional Health Center            January 1997        6,029,272                      --      4,640,493
[bullet]    Access Medical Care                        January 1997        4,500,652                      --      3,814,400

Medical Support Services:
[bullet]    Outpatient Center of Boynton Beach, LTD    October 1996        4,755,255                      --      2,597,409




Management Services Organizations and Contract
Management:
[bullet]    Physicians Choice Management, LLC          December 1995/
                                                       September 1996     12,148,822              12,099,111             --
[bullet]    Central Georgia Medical Management,        April 1996            673,262               1,023,261             --
              LLC
[bullet]    New Jersey Medical Management, LLC         September 1996        454,168                 541,668             --
[bullet]    Physicians Consultant and Management       September 1996      2,000,000  (A)          3,078,568             --
              Corporation
[bullet]    New York Network Management, LLC           November 1996       1,258,861               2,661,800             --


(A) In addition to the base purchase price, there is a contingent payment up to a maximum of $10,000,000 based on the earnings before taxes during the next five years.

Physician Practice Acquisitions
During the year ended January 31, 1997, the Company purchased the assets of and entered into employment agreements with Drs. Lawler, Cutler and Surowitz. The total purchase price for these assets was $2,154,999 in cash and $1,058,400 payable in Common Stock of the Company to be issued during the second quarter of fiscal year 1998. The Common Stock to be issued is based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to the assets at their fair market value including goodwill of $2,862,035. The resulting goodwill is being amortized over 20 years.

During May 1996, the Company purchased the stock of Atlanta Gastroenterology Associates, P.C. pursuant to a tax free merger and entered into a 40-year management agreement with the medical practice in exchange for 324,252 shares of Common Stock of the Company having a value of approximately $6,100,000. The transaction has been accounted for using the pooling-of-interests method of accounting.

During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists whose practices the Company acquired for $609,124. $309,124 of such purchase price was paid in cash and $300,000 was paid in the form of a convertible note with a maturity in May 1997. The Company has the option to make such $300,000 payment at its discretion in either cash or Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days preceding such date. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $609,124. The resulting intangible is being amortized over 20 years.

During May and June 1996, the Company entered into agreements to purchase the assets of and entered into 20-year management agreements with two physician practices consisting of three physicians. These practices are located in South Florida and Washington, D.C. The total purchase price for the assets of these practices was $1,214,291. Of this amount, $663,667 was paid in cash and $550,954 of such purchase price is payable in Common Stock of the Company to be issued during May and June 1997. The number of shares of Common Stock of the Company to be issued is based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $749,646. The resulting intangible is being amortized over 20 years.

During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with four physicians in Florida. The purchase price for these assets was approximately $948,610, which was paid in cash. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $328,838. The resulting intangible is being amortized over 20 years.

During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with three urologists in Atlanta, Georgia. The purchase price for these assets was $755,163. Of such purchase price, $475,163 was paid in cash and $280,000 is payable during July 1997 in Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $399,974. The resulting intangible is being amortized over 20 years.

During August 1996, the Company purchased the assets of and entered into a management agreement with Atlantic Pediatrics. The purchase price for these assets was $412,539. Simultaneous with the closing, Atlantic Pediatrics was merged into Osler Medical, Inc. During the second quarter of 1996, the Company also acquired certain copyright and trademark interests for a purchase price of $887,000. The total purchase price for the assets acquired was allocated to such assets at their fair market value, including management service agreements of $1,215,074. The resulting intangible is being amortized over 20 years.

During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with eight physicians in Florida. The purchase price for these assets was $3,439,331. Of such purchase price, $1,519,331 was paid in cash and $1,920,000 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $2,625,699. The resulting intangible is being amortized over 40 years.

During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with four physicians in Georgia. The purchase price for these assets was $1,548,756. Of such purchase price, $855,956 was paid in cash and $692,800 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $1,116,259. The resulting intangible is being amortized over 40 years.

During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with 10 physicians in Florida. The purchase price for these assets was $3,294,499. Of such purchase price, $920,099 was paid in cash and $2,374,400 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $3,161,192. The resulting intangible is being amortized over 40 years.

During October 1996, the Company purchased the assets of and entered into 20-year management agreements with five physicians in Florida. The purchase price for these assets was $1,341,521. Of such purchase price $806,521 was paid in cash and $535,000 is payable during October 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $670,000. The resulting intangible is being amortized over 20 years.

During January 1997, the Company purchased the stock of Atlanta Specialists in Gastroenterology pursuant to a merger and entered into a 40-year management agreement with the medical practice in exchange for 108,393 shares of Common Stock of the Company having a value of approximately $1,578,205. The transaction was accounted for using the pooling-of-interests method of accounting.

During January 1997, the Company purchased the assets of and entered into a 40-year management agreement with 14 physicians in Texas. The purchase price for these assets was $6,029,272. Of such purchase price,

$2,333,272 was paid in cash and $3,696,000 is payable during January 1998 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $4,640,493. The resulting intangible is being amortized over 40 years.

During January 1997, the Company purchased the assets of and entered into a 40-year management agreement with 18 physicians in Florida. The purchase price for these assets was $4,500,652. Of such purchase price, $2,273,613 was paid in cash, $1,500,000 of bank debt was assumed and 42,830 shares of Common Stock were issued having a value of $727,039. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $3,814,400. The resulting intangible is being amortized over 40 years.

Accounting Treatment
The Company's relationships with its affiliated physicians are set forth in various asset and stock purchase agreements, management service agreements, and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquires the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable are typically purchased at the net realizable value. The purchase price of the practice generally consists of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. The management services or employment agreements delineate the responsibilities and obligations of each party.

Net revenues from management service agreements include the revenues generated by the physician practices. The Company is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally receive a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. Net revenues under management services agreements for the year ended January 31, 1997 were $90.2 million.

Medical Support Service Companies Acquisition
During October 1996, the Company purchased the assets of an outpatient ambulatory surgical center in Florida. The Company entered into a lease whereby the surgical center was leased to a partnership with an initial term of 15 years. In addition, the Company entered into a 20-year management agreement pursuant to which the Company receives a management fee which is based upon the performance of the surgical center. The purchase price for these assets was $3,531,630 plus the assumption of debt of $1,223,625 which consisted of $717,557 in a mortgage payable and $506,068 in capital leases. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $2,597,409. The resulting intangible is being amortized over 20 years.

Management Services Organizations and Contract Management Acquisitions
During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, an MSO that provides management services to an IPA composed of over 375 physicians based in Connecticut. The Company acquired this interest in exchange for a payment of $1.5 million to the MSOs shareholders ($1.0 million paid during 1995 and $.5 million paid during the second quarter of 1996) and a capital contribution of $2.0 million to the MSO ($1.5 million paid during 1995 and $.5 million paid during the second quarter of 1996). In addition, upon the closing of the Company's initial public offering in January 1996, the Company granted options to purchase 300,000 shares of Common Stock to certain MSO employees in conjunction with their employment agreements. These options vest over a two-year period with the exercise price equaling the fair market value of the Company's stock on the date such shares become exercisable. During September 1996, the Company acquired the remaining 56.25% ownership interest in the MSO. The Company acquired the remaining interests in exchange for a payment of $1,000,000 in cash plus 363,442 shares of Common Stock of the Company. The Company also committed to loan the MSO's selling shareholders $2,800,000 to pay the tax liability related to the sale. As of January 31, 1997 $2,253,000 of the loan amount committed had been advanced to the selling shareholders by the Company. The total purchase price for the 100% interest was approximately $12,148,822 and has been allocated to these assets at their fair market value including goodwill of $12,099,111. The resulting intangible is being amortized over 40 years.

During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, an MSO that provides management services to an IPA composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the MSO. The Company's balance sheet as of January 31, 1997 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests equals 40% of the MSOs net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

During September 1996, the Company purchased an 80% interest in New Jersey Medical Management, LLC, an MSO that provides management services to an IPA with more than 450 physicians in New Jersey. The Company acquired this interest in exchange for a payment of $350,000 to existing shareholders. The Company's balance sheet at January 31, 1997 includes the 20% interest not owned by the Company as minority interest.

During September 1996, the Company purchased the stock of Physicians Consultant and Management Corporation ("PCMC"), a company based in Florida that provides the managed health care industry with assistance in provider relations, utilization review and quality assurance. The base purchase price for the stock was $2,000,000 with $1,000,000 paid on the closing date and $1,000,000 paid during February 1997. There is also a contingent payment up to a maximum of $10,000,000 based on PCMC's earnings before taxes during the next five years which will be paid in cash and/or Common Stock of the Company. The purchase price has been allocated to the assets at their fair market value including goodwill of approximately $3,078,568. The resulting intangible is being amortized over 30 years.

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

Year Ended December 31, 1995
Physician Practice Acquisitions
During the year ended December 31, 1995, the Company purchased the assets of several physician practices and in conjunction with those purchases entered into employment agreements with 14 physicians in Florida. The total purchase price for these assets was $4,158,875. The purchase price was allocated to these assets at their fair market value, including goodwill of $3,093,946. The resulting goodwill is being amortized over 20 years.

During the year ended December 31, 1995, the Company purchased the assets of and entered into management service agreements with Oncology-Hematology Associates, P.A. and Oncology-Hematology Infusion Therapy, Inc.; Georgia Cancer Specialists, Inc.; Osler Medical, Inc.; Oncology Radiation Associates, P.A.; West Shore Urology; Whittle, Varnell and Bedoya, P.A.; Oncology Care Associates; Venkat Mani; and Symington, consisting of an aggregate of 79 physicians including 45 oncologists. The total purchase price for these assets was $23,425,190 in cash. In connection with these acquisitions the Company also entered into a 15-year capital lease with a total obligation of $1,569,171 and assumed debt of $6,893,609. The purchase price for the practices' assets was allocated to assets at their fair market value, including management service agreements of $18,814,763. The resulting intangible is being amortized over the life of the management agreements which range from ten to 20 years.

Medical Support Service Companies Acquisitions
During March 1995, the Company acquired by merger all of the outstanding shares of stock of Oncology Therapies, Inc. (formerly known as Radiation Care, Inc. and referred to herein as "OTI") for $2.625 per share. OTI owns and operates outpatient radiation therapy centers utilized in the treatment of cancer and diagnostic imaging centers. The total purchase price for the stock was approximately $41,470,207 (not including transaction costs and 26,800 shares initially subject to appraisal rights). During April 1995, the Company purchased from Aegis Health Systems, Inc. for $7,163,126 all of the assets used in its lithotripsy services business. During November 1995 the Company acquired by merger Pinnacle Associates, Inc. ("Pinnacle"), an Atlanta, Georgia infusion therapy services company. In connection with the Pinnacle merger there is a $5,200,000 maximum payment that may be required to be paid based on earnings and will be made in the form of shares of Common Stock of the Company valued as of the earnings measurement date. The contingent consideration represents the full purchase price. The purchase price for these acquisitions was allocated to assets at their fair market value including goodwill of $19,235,818. The resulting intangibles are being amortized over 20 to 40 years.

Medical Facility Development Acquisitions
On May 31, 1995, Abraham D. Gosman, Chairman of the Board and Chief Executive Officer of the Company ("Mr. Gosman") purchased a 50% ownership interest in DASCO Development Corporation and DASCO Development West, Inc. (collectively, "DASCO"), a medical facility development services company providing such services to related and unrelated third parties in connection with the development of medical malls, health parks and medical office buildings. The purchase price consisted of $5.2 million in cash and $4.6 million in notes, which were guaranteed by Mr. Gosman. Upon the closing of the Company's initial public offering, Mr. Gosman, Donald A. Sands and Bruce A. Rendina, the Company's principal promoters, and certain management and founder stockholders exchanged their ownership interests in DASCO for shares of Common Stock equal to a total of $55 million or 3,666,667 shares. The Company believes that its medical facility development services and project finance strategy are a significant component of the Company's overall business strategy. The historical book value of Messrs. Sands and Rendina's interest in DASCO is $22,735. The initial 50% purchase price was allocated to assets at their fair market value, primarily goodwill of $9.8 million with the exchange recorded at historical value. At December 31, 1995, the acquisition of the 50% interest in DASCO was being accounted for using the equity method.

Period June 24, 1994 (inception) to December 31, 1994 Acquisitions
Medical Support Service Companies Acquisitions
During September 1994, an 80% owned subsidiary of the Company purchased substantially all of the assets of Uromed Technologies, Inc. ("Uromed"), a provider of lithotripsy services in Florida, for a purchase price of $3,141,535 plus the assumption of capital lease obligations of $1,097,614. The Company intends to acquire the outstanding 20% interest in the subsidiary. During November 1994, the Company purchased 80% of the stock of Nutrichem, Inc. ("Nutrichem"), an infusion therapy company doing business in Maryland, Virginia and the District of Columbia, for $3,528,704 in cash and a contingent note in the amount of $6,666,667, subject to adjustments. A charge of $1,271,000 related to this contingent note was recorded during the year ended December 31, 1995. The remaining $5,395,667 was allocated to goodwill at December 31, 1995 and is being amortized. Subsequent to its initial public offering, the Company acquired the outstanding 20% interest in Nutrichem in exchange for 266,666 shares of Common Stock resulting in additional purchase price of $4,000,000. During

November 1994, the Company acquired all of the assets and assumed certain liabilities of First Choice Health Care Services of Ft. Lauderdale, Inc., First Choice Health Care Services, Inc. and First Choice Home Care Services of Boca Raton, Inc., home health care companies doing business in Florida, for a total purchase price of $2,910,546 in cash plus the assumption of $225,000 in debt. The purchase price for these acquisitions was allocated to assets at their fair market value, including goodwill of $14,818,145. The resulting intangibles are being amortized over 20 to 40 years.

During December 1994, the Company purchased a 36.8% partnership interest in Mobile Lithotripter of Indiana Partners, a provider of lithotripsy services in Indiana, from Mobile Lithotripter of Indiana, Limited, for $2,663,000 in cash. This investment is being accounted for by the equity method.

Results of Operations

Year Ended January 31, 1997 Compared to the Year Ended December 31, 1995
The following discussion reviews the results of operations for the year ended January 31, 1997 ("1997"), compared to the year ended December 31, 1995 ("1995"), respectively.

Revenues
The Company derives revenues from health care services and medical facility development services. Within the health care segment, the Company distinguishes between revenues from cancer services, non-cancer physician services and other medical support services. Cancer services include physician practice management services to oncology practices and certain medical support services, including radiation therapy, diagnostic imaging and infusion therapy. Non-cancer physician services primarily included physician practice management services to all practices managed by the Company other than oncology practices and administrative services to health plans which includes reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Other medical support services include home health care services, lithotripsy, various healthcare management services and ambulatory surgery.

Net revenues were $190.0 million during 1997. Of this amount, $95.0 million or 50.0% of such revenues was attributable to cancer services; $55.4 million or 29.1% was related to non-cancer physician services; $20.6 million or 10.9% of such revenues was attributable to other medical support services; and $19.0 million or 10.0% related to medical facility development. At January 31, 1997, the Company had affiliations with 226 physicians.

Net revenues were $70.7 million during 1995. Of this amount, $44.9 million or 63.5% of such revenues was attributable to cancer services; $7.7 million or 10.9% related to non-cancer physician services; and $18.1 million or 25.6% related to other medical support services. At December 31, 1995, the Company had affiliations with 103 physicians.

Expenses

The Company's cost of affiliated physician management services was $42.2 million or 46.8% of net revenue from management service agreements during 1997. The cost of affiliated physician management services was $9.7 million or 43.3% of net revenue from management service agreements during 1995. Net revenue for these managed physician practices was $90.2 million during 1997 and $22.4 million during 1995, respectively. The cost of affiliated physician management services as a percentage of net revenue from management services will vary based upon the type of physician practices.

The Company's salaries, wages and benefits increased by $20.3 million from $32.0 million or 45.2% of net revenues during 1995 to $52.3 million or 27.5% of net revenues during 1997. The decrease as a percentage of net revenues is primarily attributable to the fact that since the Company's commencement of operations during the third quarter of 1994, it has been able to spread its salaries, wages and benefits over a rapidly expanding revenue base.

The Company's supplies expense increased by $15.1 million from $11.8 million or 16.8% during 1995 to $26.9 million or 14.2% during 1997. The increase in supplies expense is primarily a result of the acquisition of additional physician practices. The supplies expense as a percentage of net revenues will vary based upon the type of physician practices.

The Company's depreciation and amortization expense increased by $3.3 million from $3.8 million or 5.5% of net revenues during 1995 to $7.1 million or 3.8% of net revenues during 1997. The increase primarily is a result of the acquisitions completed during 1997 and the allocation of the purchase prices as required per purchase accounting. One of the reasons for the decrease as a percentage of net revenues is a result of the increased revenues during 1997 from the entities previously acquired.

The Company's rent expense increased by $3.2 million from $4.5 million or 6.4% of net revenues during 1995 to $7.7 million or 4.0% of net revenues during 1997. Rent and lease expenses as a percentage of net revenue will vary based on the size of each of the affiliated practice offices, the number of satellite offices and the current market rental rate for medical office space in the particular geographic markets.

The Company's provision for closure loss of $2.5 million during 1995 represents a charge for the writedown of assets to their estimated fair market value and a reserve for the remaining lease obligation at two radiation therapy centers that were acquired by the Company in March 1995 and subsequently closed.

The Company's earn-out payment during 1995 of $1.3 million represents a payment to Nutrichem on the contingent note entered into in conjunction with the acquisition of Nutrichem. During 1997 the Company sold its Nashville radiation therapy center to a third party for $1.5 million which resulted in a gain on sale of approximately $260,000. In addition, during 1997 the Company recorded a charge of $250,000 related to the termination of an employment agreement with a physician. These two nonrecurring items have been included in other expenses on the statement of operations for 1997.

The Company's net interest expense decreased by $3.2 million from 1995 to 1997. Interest income of $4.1 million was earned during 1997, primarily on the remaining proceeds from the Company's initial public offering and Convertible Subordinated Debenture offering.

No income tax provision was required during 1995 due to the Company's tax loss and the inability of the Company to use the benefits which prior to the completion of the initial public offering primarily accrued to Mr. Gosman.

Medical Facility Development
The Company provides medical facility development services to related and unrelated third parties in connection with the establishment of health parks, medical malls and medical office buildings. The amount of development fees and leasing and marketing fees are stated in the development and marketing agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During 1997, the Company's medical facility development business generated revenues of $19.0 million and operating income of $11.1 million.

Year Ended December 31, 1995 Compared to Period from June 24, 1994 to December 31, 1994
The following discussion reviews the historical results of operations for the year ended December 31, 1995 ("1995") and the period from June 24, 1994 to December 31, 1994 (the "1994 Period").

All of the entities acquired by the Company were acquired subsequent to June 23, 1994. As a result of such acquisitions, the Company believes that any period to period comparisons and percentage relationships within periods are not meaningful.

Revenues

Net revenues of $2.4 million for the 1994 Period include revenues from the acquisitions completed during the period September through December 1994. Of this amount, $.7 million or 28% of such revenues was attributable to cancer services; and $1.7 million or 72% of such revenues was attributable to other medical support services. The Company had no physician related revenues during this period.

Net revenues of $70.7 million for 1995 include revenues from the acquisitions completed during the period June 24, 1994 to December 31, 1995. Such revenues during 1995 consisted of $44.9 million or 63% related to cancer services; $7.7 million or 11% related to non-cancer physician services; and $18.1 million or 26% related to other medical support services. As of December 31, 1995, the Company had affiliations with 55 physicians providing cancer related services, 14 employed primary care physicians, and 34 other multigroup of specialty physicians.

Expenses
For the 1994 Period and for 1995, total operating and administrative expenses were $3.7 million and $77.5 million, respectively. In the 1994 Period and 1995, operating and administrative expenses exceeded revenues due to the commencement of operations of the Company. No income tax provision was required due to the Company's tax loss and the inability of the Company to use the benefits which prior to the completion of the initial public offering primarily accrued to Mr. Gosman.

Liquidity and Capital Resources
Cash provided by operating activities was $5.8 million during 1997. Cash used by operating activities was $4.1 million for 1995. In 1997, the cash provided by operations results from the improvement in the profitability of the Company.

Cash used by investing activities was $45.4 million and $56.0 million during 1997 and 1995, respectively. This primarily represents the funds required by the Company for the acquisition of physician practices, support service companies and a medical facility development company. In addition, during 1997 the Company loaned $10 million to an unrelated healthcare entity, $2.3 million to the selling shareholders of Physicians Choice Management, LLC to pay the tax liability related to the sale and $2.7 million in the aggregate to various entities.

Cash provided by financing activities was $73.4 million for 1997 and primarily represents the net proceeds from the issuance of Convertible Subordinated Debentures of $96.6 million and repayment of debt and amounts due to shareholder of $7.1 million and $15.5 million, respectively. Cash provided by financing activities was $63.0 million during 1995 which primarily represents the $48.7 million in capital contributions and advances from shareholder, the $19.1 million proceeds from the issuance of debt offset by the repayment of $3.8 million in debt outstanding and $1 million related to offering costs for the January 1996 initial public offering.

At January 31, 1997, the Company's principal source of liquidity consisted of $79.9 million in cash. Working capital of $107.5 million increased by $129.8 million from December 31, 1995 to January 31, 1997 primarily as a result of the $207.5 million of net proceeds received from the Company's initial public offering and Convertible Subordinated Debenture offering, offset by the repayment of approximately $91.6 million of indebtedness and certain obligations arising from the acquisitions.

During 1996, the Company purchased the stock of a company based in Florida that provides the managed health care industry with assistance in provider relations, utilization review and quality assurance. In conjunction with this acquisition, the Company may be required to make a contingent payment up to a maximum of $10 million based on the acquired company's earnings before taxes during the next five years. The payment, if required, will be paid in cash and/or Common Stock of the Company.

In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with the number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of January 31, 1997 the Company had committed to issue $11.1 million of Common Stock of the Company using the methodology discussed above.

The Company expects that the working capital and cash generated from operations together with the cash of $79.9 million on the balance sheet at January 31, 1997 will be adequate to satisfy the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

Item 8.           Financial Statements and Supplementary Data

Information with respect to Item 8 of Part II is included herein as to the Company's financial statements and financial statement schedules filed with this report; See Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.


RECENT ACCOUNTING PRONOUNCEMENTS


     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for fiscal year 1997. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. The Company will implement the new Standard in its fiscal year ending January 31, 1998. Management believes that the Company's adoption of this Standard, when effective, will not have a significant impact on the Company's financial statements.

                                    PART III



Item 10.          Directors and Executive Officers

The information required by this item is incorporated by reference from the Company's Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, provided that such Proxy Statement is filed with the Securities and Exchange Commission on or before May 31, 1997, or will be added as an amendment to this item on Form 10-K/A on or before such date.

Item 11.          Executive Compensation

The information required by this item is incorporated by reference from the Company's Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, provided that such Proxy Statement is filed with the Securities and Exchange Commission on or before May 31, 1997, or will be added as an amendment to this item on Form 10-K/A on or before such date.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the Company's Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, provided that such Proxy Statement is filed with the Securities and Exchange Commission on or before May 31, 1997, or will be added as an amendment to this item on Form 10-K/A on or before such date.

Item 13.          Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from the Company's Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, provided that such Proxy Statement is filed with the Securities and Exchange Commission on or before May 31, 1997, or will be added as an amendment to this item on Form 10-K/A on or before such date.

                                     PART IV



Item 14.          Exhibits, Financial Statement Schedule, and Reports on
                  Form 8-K

     (a) 1.       Financial Statements

                                                                                                           Page
                                                                                                           ----
                    Financial Statements
                    Report of Independent Accountants                                                      F-2

                    Balance Sheets as of January 31, 1997, January 31, 1996 and
                      December 31, 1995                                                                    F-3

                    Statements of Operations for the year ended January 31,
                         1997, the month ended January 31, 1996, the year
                         ended December 31, 1995 and the period from June 24
                         (inception) to December 31, 1994                                                  F-4

                    Statements of Changes in Shareholders' Equity for the year ended January 31, 1997, the month ended January 31,
                         1996, the year ended December 31, 1995 and the period
                         from June 24 (inception) to December 31, 1994                                     F-5

                    Statements of Cash Flows for the year ended January 31,
                         1997, the month ended January 31, 1996, the year
                         ended December 31, 1995 and the period from June 24
                         (inception) to December 31, 1994                                                  F-6

                    Notes to Financial Statements                                                          F-7

         2.        Financial Statement Schedules

                    Report of Independent Accountants                                                      S-1
Schedule II         Valuation and Qualifying Accounts for the year ended January
                         31, 1997, one month ended January 31, 1996, the year
                         ended December 31, 1995 and the period June 24
                         (inception) to December 31, 1994                                                  S-2


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3.       Exhibits

Exhibit No.         Exhibit
-----------         -------

3.1                 Restated Certificate of Incorporation of the Company.
3.2                 By-laws of the Company.
+4                  Indenture with respect to the Company's 6-3/4% Convertible
                      Subordinated Debentures.
10.1                Stock Purchase Agreement dated May 31, 1995 by and among
                      Dasco Development Corporation, Dasco Development West, Inc., Donald A. Sands. Bruce A. Rendina and Abraham D. Gosman.
10.2                Shareholders' Agreement dated as of May 31, 1995 by and
                      among Donald A. Sands, Bruce A. Rendina, Abraham D. Gosman, DASCO Development corporation and DASCO Development West, Inc.

++10.3              Asset Purchase Agreement dated August 21, 1996 between Eric
                      Moscow, Richard Lipton, Wayne Lipton, Physician's Choice, LLC and Physician's Choice, Inc.
10.4                Registration Agreement dated January 29, 1996 between
                      PhyMatrix Corp. and various stockholders of PhyMatrix
                      Corp.
+10.5               Registration Agreement dated June 21, 1996 between PhyMatrix
                      Corp. and the Initial Purchasers.
10.6(M)             Employment Agreement dated as of January 1, 1995 between
                      DASCO and Bruce A. Rendina.
+10.7(M)            Employment Agreement dated July 27, 1994 between Continuum
                      Care of Massachusetts, Inc. and William A. Sanger.
+10.8(M)            First Amendment to Employment Agreement dated March 13, 1996 between PhyMatrix Corp. and William A. Sanger
+10.9(M)            Employment Agreement dated January 29, 1996 between
                      PhyMatrix Corp. and Robert A. Miller.
10.10(M)            Employment Agreement dated September 22, 1994 between
                      Continuum Care of Massachusetts, Inc. and Edward E. Goldman, M.D.
10.11(M)            1995 Equity Incentive Plan.
21                  Subsidiaries of the Registrant.
*23.1               Consent of Coopers & Lybrand L.L.P.
*27                 Financial Data Schedule


*    Filed herewith.
+ Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-08269).
++ Incorporated by reference to the Company's Current Report on Form 8-K dated September 30, 1996.
(M)  Management contract or compensatory plan.

All other exhibits are hereby incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-97854).

     (b)            Reports on Form 8-K

                    None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PHYMATRIX CORP.



                                     By:     /s/ Abraham D. Gosman
                                             ----------------------------------
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer



         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


                 Signature                                          Title                                Date
                 ---------                                          -----                                ----

                                                      Chairman of the Board of
                                                      Directors and Chief Executive
                                                      Officer (Principal Executive
/s/ Abraham D. Gosman                                 Officer)                                    April 29, 1997
--------------------------------------------

                                                      Chief Financial Officer
                                                      (Principal Financial and
/s/ Frederick R. Leathers                             Accounting Officer)                         April 29, 1997
--------------------------------------------

/s/ Governor Hugh L. Carey                            Director                                    April 29, 1997
--------------------------------------------

/s/ Joseph N. Cassese                                 Director                                    April 29, 1997
--------------------------------------------

/s/ John Chay                                         Director                                    April 29, 1997
--------------------------------------------

/s/ David M. Livingston, M.D.                         Director                                    April 29, 1997
--------------------------------------------

/s/ Eric Moskow                                       Director                                    April 29, 1997
--------------------------------------------

/s/ Bruce A. Rendina                                  Director and Vice Chairman                  April 29, 1997
--------------------------------------------

/s/ Stephen E. Ronai, Esq.                            Director                                    April 29, 1997
--------------------------------------------

                                 PHYMATRIX CORP.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                 Page

Report of Independent Accountants                                                                F-2

Balance Sheets as of January 31, 1997, January 31, 1996 and December 31, 1995                    F-3

Statements of Operations for the year ended January 31, 1997, the                                F-4
     month ended January 31, 1996, the year ended December 31, 1995 and the period from June 24 (inception) to December 31, 1994

Statements of Changes in Shareholders' Equity for the year ended                                 F-5
     January 31, 1997, the month ended January 31, 1996, the year ended December 31, 1995 and the period from June 24 (inception) to
     December 31, 1994

Statements of Cash Flows for the year ended January 31, 1997, the                                F-6
     month ended January 31, 1996, the year ended December 31, 1995 and the period from June 24 (inception) to December 31, 1994

Notes to Financial Statements                                                                    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders of PhyMatrix Corp. (formerly known as Continuum Care Corporation):

We have audited the consolidated balance sheets of PhyMatrix Corp. (formerly known as Continuum Care Corporation) as of January 31, 1997 and January 31,1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended January 31, 1997 and for the one month period ended January 31, 1996. We have also audited the accompanying combined balance sheet of PhyMatrix Corp. as of December 31, 1995 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1995 and the period from June 24, 1994 (inception) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhyMatrix Corp. as of January 31, 1997 and January 31, 1996 and the consolidated results of its operations and its cash flows for the year ended January 31, 1997 and for the one month period ended January 31, 1996 in conformity with generally accepted accounting principles. Further, in our opinion, the financial statements referred to above present fairly in all material respects, the combined financial position of PhyMatrix Corp. as of December 31, 1995 and the combined results of its operations and its cash flows for the year ended December 31, 1995 and the period from June 24, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
March 13, 1997 except as to the information presented in Note 20, for which the date is April 24, 1997

                                PHYMATRIX CORP.

                                 BALANCE SHEETS

                                                                         Consolidated     Consolidated        Combined
                                                                          January 31,      January 31,      December 31,
                                                                             1997             1996             1995
                                                                         -------------    -------------    -------------

ASSETS
Current assets
        Cash and cash equivalents ....................................   $  79,893,679    $  46,113,619    $   3,596,913
        Receivables:
             Accounts receivable, net of allowances of $29,247,122,
                $16,565,423 and $13,976,651 at January 31, 1997,
                January 31, 1996 and December 31, 1995, respectively..      35,846,268       21,562,477       20,710,846
             Other receivables .......................................       2,318,395          678,411          569,923
             Notes receivable (Note 4) ...............................      10,125,000               --          516,000
         Prepaid expenses and other current assets ...................       3,680,709        1,202,399        1,276,535
                                                                         -------------    -------------    -------------
                        Total current assets .........................     131,864,051       69,556,906       26,670,217

Property, plant and equipment, net (Note 5) ..........................      38,666,523       38,719,086       39,359,328
Notes receivable (Note 4) ............................................       4,938,700          100,000          170,400
Goodwill, net (Note 2) ...............................................      67,169,274       44,979,865       31,931,453
Management service agreements, net (Note 2) ..........................      40,196,102       15,816,042       16,376,636
Investment in affiliates (Note 6) ....................................       3,399,859        3,256,783       12,925,129
Other assets (including restricted cash) .............................      11,889,338        7,578,791        4,753,710
                                                                         -------------    -------------    -------------
                        Total assets .................................   $ 298,123,847    $ 180,007,473    $ 132,186,873
                                                                         =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
        Current portion of debt and capital leases (Note 8) ..........   $   3,745,500    $   2,552,306    $  26,662,510
        Current portion of related party debts (Note 8) ..............              --        4,740,588        4,740,588
        Due to shareholder - current (Notes 8 and 11) ................              --        5,376,000               --
        Accounts payable .............................................       7,728,234        5,333,791        5,353,210
        Accrued compensation .........................................       1,480,250        1,151,268        1,124,316
        Accrued and other current liabilities (Note 7) ...............      11,444,940        6,194,108        9,367,532
        Accrued interest - shareholder (Note 11) .....................              --               --        1,708,174
                                                                         -------------    -------------    -------------
                        Total current liabilities ....................      24,398,924       25,348,061       48,956,330

Due to shareholder, less current portion  (Notes 8 and 11) ...........              --       10,147,287       36,690,180
Long-term debt and capital leases, less current maturities (Note 8) ..       7,676,950       13,653,437       28,847,923
Convertible subordinated debentures ..................................     100,000,000               --               --
Other long term liabilities (Notes 3 and 7) ..........................      14,004,143        2,314,544        2,511,122
Deferred tax liability (Note 14) .....................................       1,354,182               --               --
Minority interest ....................................................       1,798,321        1,335,167        2,502,970
                                                                         -------------    -------------    -------------
                        Total liabilities ............................     149,232,520       52,798,496      119,508,525

Commitments and contingencies (Notes 9 and 10)
Shareholders' equity:
        Common Stock, par value $.01; 40,000,000 shares authorized;
           22,421,033 and 21,529,950 shares issued and outstanding
           at January 31, 1997 and January 31, 1996, respectively.....         224,210          215,300               --
        Additional paid in capital ...................................     149,329,506      140,491,557       25,000,000
        Retained earnings (deficit) ..................................        (662,389)     (13,497,880)     (12,321,652)
                                                                         -------------    -------------    -------------
                        Total shareholders' equity ...................     148,891,327      127,208,977       12,678,348
                                                                         -------------    -------------    -------------
                        Total liabilities and shareholders' equity ...   $ 298,123,847    $ 180,007,473    $ 132,186,873
                                                                         =============    =============    =============

    The accompanying notes are an integral part of the financial statements.

                                PHYMATRIX CORP.

                            STATEMENTS OF OPERATIONS

                                                                                                                      Combined
                                                                                  Consolidated                      Period From
                                                                                      One                             June 24
                                                                 Consolidated        Month            Combined       (Inception)
                                                                  Year Ended         Ended           Year Ended          to
                                                                  January 31,      January 31,      December 31,     December 31,
                                                                      1997            1996              1995             1994
                                                                 -------------    -------------    -------------    -------------

Net revenues from services ...................................   $  99,773,277    $   4,636,127    $  48,360,716    $   2,446,821
Net revenue from management service agreements ...............      90,187,458        6,079,109       22,372,566               --
                                                                 -------------    -------------    -------------    -------------
                Total revenue ................................     189,960,735       10,715,236       70,733,282        2,446,821
                                                                 -------------    -------------    -------------    -------------

Operating costs and administrative expenses:
        Cost of affiliated physician management services .....      42,245,211        2,796,623        9,655,973               --
        Salaries, wages and benefits .........................      52,313,062        3,636,973       29,708,554        1,207,750
        Salaries, wages and benefits - related party (Note 11)              --               --        2,267,891          934,200
        Professional fees ....................................       4,119,161          287,095        2,571,459           58,665
        Professional fees - related party (Note 11) ..........              --               --          273,941          253,995
        Supplies .............................................      26,939,628        1,916,013       11,864,514          404,911
        Utilities ............................................       2,562,328          175,653        1,307,564           77,416
        Depreciation and amortization ........................       7,144,588          535,300        3,862,519          107,387
        Rent .................................................       7,653,298          565,106        4,043,465           56,244
        Rent - related party (Note 11) .......................              --               --          459,732          192,242
        Earn out payment (Note 11) ...........................              --               --        1,271,000               --
        Provision for closure loss (Note 7) ..................              --               --        2,500,000               --
        Provision for bad debts ..............................       4,607,888          256,989          744,111               --
        Other ................................................      22,534,066          880,595        6,216,313          106,363
        Other - related party (Note 11) ......................              --               --          728,116          249,316
                                                                 -------------    -------------    -------------    -------------
                                                                   170,119,230       11,050,347       77,475,152        3,648,489
                                                                 -------------    -------------    -------------    -------------

Interest expense, net ........................................       1,288,837          551,607        3,144,027           95,069
Interest expense shareholder (Note 11) .......................         369,366          259,888        1,708,174               --
(Income) loss from investment in affiliates ..................        (709,295)          29,622         (569,156)              --
                                                                 -------------    -------------    -------------    -------------
                                                                       948,908          841,117        4,283,045           95,069
                                                                 -------------    -------------    -------------    -------------
Income (loss) before provision for income taxes ..............      18,892,597       (1,176,228)     (11,024,915)      (1,296,737)
Income tax expense ...........................................       6,836,066               --               --               --
                                                                 -------------    -------------    -------------    -------------

Net income (loss) (Note 2) ...................................   $  12,056,531    $  (1,176,228)   $ (11,024,915)   $  (1,296,737)
                                                                 =============    =============    =============    =============
Net income (loss) per weighted average share .................   $        0.54    $       (0.08)
                                                                 =============    =============
Weighted average number of shares outstanding ................      22,511,448       14,204,305
                                                                 =============    =============

    The accompanying notes are an integral part of the financial statements.

                                 PHYMATRIX CORP.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 For the year ended January 31, 1997, the month ended January 31, 1996, the year ended December 31, 1995 and the period June 24 (inception) to December 31, 1994

                                                           Common Stock                             Retained
                                                           Outstanding            Additional        Earnings
                                                   ---------------------------     Paid-in        (Accumulated
                                                     Shares          Amount        Capital           Deficit)           Total
                                                   -----------   -------------   -------------    -------------    -------------

Balances - June 24, 1994 .........................          --   $          --   $          --    $          --    $          --
Capital Contribution .............................          --              --      12,963,713               --       12,963,713
Loss for the period June 24, 1994
 (inception) to December 31, 1994 ................          --              --              --       (1,296,737)      (1,296,737)
                                                   -----------   -------------   -------------    -------------    -------------
Balances - December 31, 1994 .....................          --              --      12,963,713       (1,296,737)      11,666,976
Capital Contribution .............................          --              --      12,036,287               --       12,036,287
Loss for the year ended December 31, 1995 ........          --              --              --      (11,024,915)     (11,024,915)
                                                   -----------   -------------   -------------    -------------    -------------
Balances - December 31, 1995 .....................          --              --      25,000,000      (12,321,652)      12,678,348
Initial Public Offering, net of costs ............  21,263,284         212,633     111,494,224               --      111,706,857
Issuance of common stock for acquisitions ........     266,666           2,667       3,997,333               --        4,000,000
Loss for the month ended January 31, 1996 ........          --              --              --       (1,176,228)      (1,176,228)
                                                   -----------   -------------   -------------    -------------    -------------
Balances - January 31, 1996 ......................  21,529,950         215,300     140,491,557      (13,497,880)     127,208,977
Adjustments for immaterial pooling of interests ..     432,645           4,326              --          778,960          783,286
Issuance costs ...................................          --              --        (743,316)              --         (743,316)
Issuance of common stock for acquisitions ........     406,272           4,062       9,222,977               --        9,227,039
Issuance of common stock pursuant to stock plans..      52,166             522         358,288               --          358,810
Net income for the year ended January 31, 1997 ...          --              --              --       12,056,531       12,056,531
                                                   -----------   -------------   -------------    -------------    -------------
Balances - January 31, 1997 ......................  22,421,033   $     224,210   $ 149,329,506    $    (662,389)   $ 148,891,327
                                                   ===========   =============   =============    =============    =============



    The accompanying notes are an integral part of the financial statements.

                                 PHYMATRIX CORP.

                            STATEMENTS OF CASH FLOWS

                                                                                                                      Combined
                                                                                                                    Period From
                                                                                  Consolidated                        June 24
                                                                 Consolidated       One Month         Combined      (Inception)
                                                                  Year Ended          Ended          Year Ended          to
                                                                  January 31,      January 31,      December 31,     December 31,
                                                                     1997             1996              1995             1994
                                                                 -------------    -------------    -------------    -------------

Cash flows from operating activities:
    Net income (loss) ........................................   $  12,056,531    $  (1,176,228)   $ (11,024,915)   $  (1,296,737)
    Noncash items included in net income (loss):
       Depreciation and amortization .........................       7,144,588          535,300        3,862,519          107,387
       Amortization of debt issuance costs ...................         276,625               --               --               --
       Writedown of assets ...................................              --               --        1,554,607               --
       Other .................................................        (650,940)         430,334          140,151               --
    Changes in receivables ...................................     (10,466,616)        (739,635)      (5,419,998)        (389,442)
    Changes in accounts payable and accrued liabilities ......      (4,160,458)        (796,011)       8,221,039          242,612
    Changes in other assets ..................................       1,559,269          (19,072)      (1,425,016)           2,473
                                                                 -------------    -------------    -------------    -------------
              Net cash provided (used) by operating activities       5,758,999       (1,765,312)      (4,091,613)      (1,333,707)
                                                                 -------------    -------------    -------------    -------------

Cash flows from investing activities:
    Capital expenditures .....................................      (5,476,128)        (184,460)      (1,167,230)        (107,348)
    Sale of assets ...........................................       1,243,762           24,794               --               --
    Notes receivable .........................................     (15,213,700)         686,400       (1,029,600)              --
    Repayments on notes receivable ...........................              --               --          343,200               --
    Purchase of investments in affiliates ....................              --               --       (9,790,588)      (2,661,511)
    Other assets .............................................      (1,440,176)              --          (20,287)              --
    Acquisitions, net of cash acquired (Note 15) .............     (24,534,210)          54,252      (44,365,741)      (8,183,902)
                                                                 -------------    -------------    -------------    -------------
             Net cash provided (used) by investing
               activities ....................................     (45,420,452)         580,986      (56,030,246)     (10,952,761)
                                                                 -------------    -------------    -------------    -------------

Cash flows from financing activities:
    Capital contributions ....................................              --               --       12,036,287       12,963,713
    Advances from (repayment to) shareholder .................     (15,523,287)     (23,123,170)      36,690,180               --
    Proceeds from issuance of common stock ...................         359,614      114,563,221               --               --
    Proceeds from issuance of convertible
       subordinated debentures ...............................      96,565,758               --               --               --
    Proceeds from issuance of debt ...........................              --               --       19,143,127               --
    Release of cash collateral ...............................       1,996,786        1,000,000               --               --
    Cash collateralizing notes payable .......................              --       (5,403,337)              --               --
    Offering costs and other .................................      (2,823,130)              --       (1,030,632)              --
    Repayment of debt ........................................      (7,134,228)     (43,335,682)      (3,797,435)              --
                                                                 -------------    -------------    -------------    -------------
              Net cash provided by financing activities ......      73,441,513       43,701,032       63,041,527       12,963,713
                                                                 -------------    -------------    -------------    -------------

Increase in cash and cash equivalents ........................      33,780,060       42,516,706        2,919,668          677,245
Cash and cash equivalents, beginning of period ...............      46,113,619        3,596,913          677,245               --
                                                                 -------------    -------------    -------------    -------------
Cash and cash equivalents, end of period .....................   $  79,893,679    $  46,113,619    $   3,596,913    $     677,245
                                                                 =============    =============    =============    =============


    The accompanying notes are an integral part of the financial statements.

                              PHYMATRIX CORPORATION

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.        Description of Business and Organization

PhyMatrix Corp. ("the Company") is a multi-specialty management company that provides management services to the medical community. PhyMatrix also develops medical malls, medical office buildings, and health parks, both for its own account and for leading hospitals and health systems.

PhyMatrix Corp., formerly known as Continuum Care Corporation, was formed to create a health care company which consummated an initial public offering (the "offering") during January 1996 and simultaneously exchanged 13,040,784 shares of its common stock for all of the outstanding common stock of several business entities (the "IPO entities") which were operated under common control prior to the offering by Abraham D. Gosman, and with respect to DASCO Development Corporation and affiliate (collectively, "DASCO"), by Mr. Gosman, Bruce A. Rendina and Donald A. Sands (collectively Principal Shareholders of the Company), since their respective dates of acquisition. Subsequent to the offering, the Company changed its fiscal year end from December 31 to January 31 and financial statements as of and for the one month period ended January 31, 1996 are included herein.

Prior to the offering, each of the acquisitions of the business entities, except where otherwise noted, was accounted for under the purchase method of accounting and was recorded at the price paid by companies controlled by Mr. Gosman when they purchased the entities from third parties. The audited combined financial statements for the period June 24, 1994 (inception) through December 31, 1994 and the year ended December 31, 1995 have been prepared to reflect the combination of these business entities which have operated since their purchase date under common control. Because certain of these entities operated under common control were nontaxpaying (i.e., primarily S corporations, which results in taxes being the responsibility of the respective owners), the financial statements for the period June 24, 1994 (inception) through December 31, 1994 and the year ended December 31, 1995 have been presented on a pretax basis, as further described in Note 2.

The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the offering which became effective January 23, 1996. In connection with the offering, the Company issued 8,222,500 shares of Common stock. Net proceeds to the Company were $110,963,541, which was net of underwriting discounts and commissions and offering expenses. The Company used approximately $71,500,000 from the net proceeds of the offering to repay certain indebtedness and obligations that arose from certain acquisitions. The remaining net proceeds have and will continue to be used for general corporate purposes, including future acquisitions and working capital.

During June 1996, the Company raised $100 million through the sale of its 6 3/4% Convertible Subordinated Debentures (the "Debentures") to certain institutional investors and non-U.S. investors. The Debentures are convertible into shares of the Company's Common Stock at a conversion price of $28.20 per share, and are due in 2003. Net proceeds to the Company from the Debentures, after deduction of the initial purchasers' discounts and commissions and offering expenses, were $96,565,758. The Company used approximately $10,752,000 from the net proceeds of the Debenture offering to repay advances from the principal shareholder. During July 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the resale of the Debentures by the holders thereof.

During July 1996, the Company also filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the registration of an aggregate of up to 5,000,000 shares of Common Stock which may be issued by the Company from time to time in connection with various acquisitions that it may make.

2.        Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 50% or greater owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates Used in Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for the collectibility of receivables and third party settlements, depreciation and amortization, taxes and contingencies.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.

Revenue Recognition
Net revenue from services is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends, and other relevant factors.

Net revenues from management service agreements equals the net revenue generated by the physician practices. Under the agreements, the Company is responsible and at risk for the operating costs. The costs include the reimbursement of all medical practice operating costs and payments to physicians (which are reflected as cost of affiliated physician management services).

Net revenues from medical facility development are recognized at the time services are performed. In some cases fees are earned upon the achievement of certain milestones in the development process, including the receipt of a building permit and a certificate of occupancy of the building. Unearned revenue relates to all fees received in advance of services being completed on development projects.

Accounting Developments
The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board has added an agenda item to review various accounting and reporting matters relating to the physician practice management industry. Among other things, the Task Force plans to address the consolidation of revenues of professional associations and accounting for business combinations. Although the company believes that its accounting and reporting practices are in conformity with generally accepted accounting principles and common industry practice, there can be no assurance that the conclusions reached by the Task Force will not have a material impact on the Company.

Third Party Reimbursement
For the year ended January 31, 1997, the month ended January 31,1996, the year ended December 31, 1995 and for the period from June 24, 1994 (inception) to December 31, 1994, approximately 34%, 43%, 40% and 34%, respectively, of the Company's net revenue was primarily from the participation of the Company's home health care entities and physician practices in Medicare programs. Medicare compensates the Company on a "cost reimbursement" basis for home health care, meaning Medicare covers all reasonable costs incurred in providing home health care. Medicare compensates the Company for physician services based on predetermined fee schedules. In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.

Property and Equipment
Additions are recorded at cost and depreciation is recorded principally by use of the straight-line method of depreciation for buildings, improvements and equipment over their useful lives. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized. Assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the lease terms.

Income Taxes
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

Prior to the offering, certain of the entities subsequently purchased by the Company were S Corporations or partnerships; accordingly, income tax liabilities were the responsibility of the respective owners or partners. Provisions for income taxes and deferred assets and liabilities of the taxable entities were not reflected in the combined financial statements prior to the offering since there was no taxable income on a combined basis.

Goodwill
Goodwill relates to the excess of cost over the value of net assets of the businesses acquired. Amortization is calculated on a straight line basis over periods ranging from ten to 40 years. Accumulated amortization of goodwill was $2,657,727, $959,210 and $840,928 at January 31, 1997, January 31, 1996 and
December 31, 1995, respectively.

Management Service Agreements
Management service agreements consist of the costs of purchasing the rights to manage medical oncology and physician groups. These costs are amortized over the initial noncancelable terms of the related management service agreements ranging from ten to 40 years. Under the long-term agreements, the medical groups have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. In the event a medical group breaches the agreement, or if the Company terminates with cause, the medical group is required to purchase all related assets, including the unamortized portion of any intangible assets, including management service agreements, at the then net book value. Accumulated amortization of management service agreements was $1,640,765, $315,336 and $254,741 at January 31, 1997, January 31,1996 and December 31, 1995.

Debt Issuance Costs
Offering costs of approximately $3,434,242 related to the Debentures have been deferred and are being amortized over the life of the Debentures. Amortization expense of $276,625 has been included as interest expense in the accompanying financial statements for the year ended January 31, 1997.

Long-Lived Assets
The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

Investments
The equity method of accounting is used for investments when there exists a noncontrolling ownership interest in another company that is greater than 20%. Under the equity method of accounting, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of such companies, net of distributions.

Net Income (Loss) Per Common Share
Net income (loss) per common share is calculated based on net income (loss) divided by the weighted average number of common shares outstanding during the year.

Stock Option Plans
On February 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made during the year ended January 31, 1997 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

During 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share". This standard is designed to improve the Earnings Per Share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. The Company will implement the new standard in its fiscal year ending January 31, 1998. Management believes that the Company's adoption of this Standard, when effective, will not have a significant impact on the Company's financial statements.

Reclassifications
Certain prior year balances have been reclassified to conform with the current year presentation.

3.        Acquisitions

The following table sets forth the acquisitions completed by the Company during the year ended January 31, 1997 with the respective purchase dates, purchase prices and amounts allocated to intangibles. Each of the acquisitions was accounted for under the purchase method of accounting, except where noted otherwise.

                                                                                                            Amounts
                                                                                                           Allocated
                                                                                                         to Intangibles
                                                                                                  ----------------------------
                                                                                                                    Management
                                                        Date                  Purchase                                Service
Business Acquired                                    Purchased                  Price              Goodwill          Contracts
-----------------                                    ---------                --------             --------         -----------

Employed physicians                                  Various                  $3,213,399           $2,862,035       $       --

Managed Physician Practices:
o   Atlanta Gastroenterology                         May 1996                  6,100,000                   --               --
o   Oncology Care Associates                         May 1996                    609,124                   --          609,124
o   Busch                                            May 1996                    787,864                   --          457,772
o   Dal Yoo                                          June 1996                   426,427                   --          291,874
o   Koerner, Taub & Flaxman                          July 1996                   948,610                   --          328,838
o   Atlanta Metro Urology                            July 1996                   755,163                   --          399,974
o   Atlantic Pediatrics                              August 1996                 412,539                   --          328,074
o   Insignia Care for Women, P.A.                    August 1996               3,439,331                   --        2,625,699
o   Georgia Surgical Associates, P.C.                August 1996               1,548,756                   --        1,116,259


o   Ankle & Foot Center of Tampa Bay, P.A.           August 1996               3,294,499                   --        3,161,192
o   Boynton GI Group                                 October 1996              1,341,521                   --          670,000
o   Atlanta Specialists in Gastroenterology          January 1997              1,578,205                   --               --
o   American Regional Health Center                  January 1997              6,029,272                   --        4,640,493
o   Access Medical Care                              January 1997              4,500,652                   --        3,814,400

Medical Support Services:
o   Outpatient Center of Boynton Beach, LTD          October 1996              4,755,255                   --        2,597,409

Management Services Organizations and Contract
Management:
o   Physicians Choice Management, LLC                December 1995            12,148,822          12,099,111                --
o   Central Georgia Medical Management, LLC          April 1996                  673,262            1,023,261               --
o   New Jersey Medical Management, LLC               September 1996              454,168              541,668               --
o   Physicians Consultant and Management             September 1996            2,000,000  (A)       3,078,568               --
      Corporation
o   New York Network Management, LLC                 November 1996             1,258,861            2,661,800               --
-----------------

(A) In addition to the base purchase price, there is a contingent payment up to a maximum of $10,000,000 based on the earnings before taxes during the next five years.

Physician Practice Acquisitions/Mergers
During the year ended January 31, 1997, the Company purchased the assets of and entered into employment agreements with Drs. Lawler, Cutler and Surowitz. The total purchase price for these assets was $2,154,999 in cash and $1,058,400 payable in Common Stock of the Company to be issued during the second quarter of fiscal year 1998. The Common Stock to be issued is based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to the assets at their fair market value including goodwill of $2,862,035. The resulting goodwill is being amortized over 20 years.

During May 1996, the Company purchased the stock of Atlanta Gastroenterology Associates, P.C. pursuant to a tax free merger and entered into a 40-year management agreement with the medical practice in exchange for 324,252 shares of Common Stock of the Company having a value of approximately $6,100,000. The transaction has been accounted for using the pooling-of-interests method of accounting.

During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists whose practices of whom the Company acquired for $609,124. $309,124 of such purchase price was paid in cash and $300,000 was paid in the form of a convertible note with a maturity in May 1997. The Company has the option to make such $300,000 payment at its discretion in either cash or Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days preceding such date. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $609,124. The resulting intangible is being amortized over 20 years.

During May and June 1996, the Company entered into agreements to purchase the assets of and entered into 20-year management agreements with two physician practices consisting of three physicians. These practices are located in South Florida and Washington, D.C. The total purchase price for the assets of these practices was $1,214,291. Of this amount, $663,667 was paid in cash and $550,954 of such purchase price is payable in Common Stock of the Company to be issued during May and June 1997. The number of shares of Common Stock of the Company to be issued is based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $749,646. The resulting intangible is being amortized over 20 years.

During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with four physicians in Florida. The purchase price for these assets was approximately $948,610, which was paid in cash. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $328,838. The resulting intangible is being amortized over 20 years.

During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with three urologists in Atlanta, Georgia. The purchase price for these assets was $755,163. Of such purchase price, $475,163 was paid in cash and $280,000 is payable during July 1997 in Common Stock of the Company with such number of shares to be based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $399,974. The resulting intangible is being amortized over 20 years.

During August 1996, the Company purchased the assets of and entered into a management agreement with Atlantic Pediatrics. The purchase price for these assets was $412,539. Simultaneous with the closing, Atlantic Pediatrics was merged into Osler Medical, Inc. During the second quarter of 1996, the Company also acquired certain copyright and trademark interests for a purchase price of $887,000. The total purchase price for the assets acquired was allocated to such assets at their fair market value, including management service agreements of $1,215,074. The resulting intangible is being amortized over 20 years.

During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with eight physicians in Florida. The purchase price for these assets was $3,439,331. Of such purchase price, $1,519,331 was paid in cash and $1,920,000 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $2,625,699. The resulting intangible is being amortized over 40 years.

During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with four physicians in Georgia. The purchase price for these assets was $1,548,756. Of such purchase price, $855,956 was paid in cash and $692,800 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $1,116,259. The resulting intangible is being amortized over 40 years.

During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with 10 physicians in Florida. The purchase price for these assets was $3,294,499. Of such purchase price, $920,099 was paid in cash and $2,374,400 is payable during August 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $3,161,192. The resulting intangible is being amortized over 40 years.

During October 1996, the Company purchased the assets of and entered into 20-year management agreements with five physicians in Florida. The purchase price for these assets was $1,341,521. Of such purchase price $806,521 was paid in cash and $535,000 is payable during October 1997 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $670,000. The resulting intangible is being amortized over 20 years.

During January 1997, the Company purchased the stock of Atlanta Specialists in Gastroenterology pursuant to a merger and entered into a 40-year management agreement with the medical practice in exchange for 108,393 shares of Common Stock of the Company having a value of approximately $1,578,205. The transaction was accounted for using the pooling-of-interests method of accounting.

During January 1997, the Company purchased the assets of and entered into a 40-year management agreement with 14 physicians in Texas. The purchase price for these assets was $6,029,272. Of such purchase price, $2,333,272 was paid in cash and $3,696,000 is payable during January 1998 in Common Stock of the Company with such number of shares to be purchased based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $4,640,493. The resulting intangible is being amortized over 40 years.

During January 1997, the Company purchased the assets of and entered into a 40-year management agreement with 18 physicians in Florida. The purchase price for these assets was $4,500,652. Of such purchase price, $2,273,613 was paid in cash, $1,500,000 of bank debt was assumed and 42,830 shares of Common Stock were issued having a value of $727,039. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $3,814,400. The resulting intangible is being amortized over 40 years.

Medical Support Service Companies Acquisition
During October 1996, the Company purchased the assets of an outpatient ambulatory surgical center in Florida. The Company entered into a lease whereby the surgical center was leased to a partnership with an initial term of

15 years. In addition, the Company entered into a 20-year management agreement pursuant to which the Company receives a management fee which is based upon the performance of the surgical center. The purchase price for these assets was $3,531,630 plus the assumption of debt of $1,223,625 which consisted of $717,557 in a mortgage payable and $506,068 in capital leases. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $2,597,409. The resulting intangible is being amortized over 20 years.

Management Services Organizations and Contract Management Acquisitions
During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, an MSO that provides management services to an IPA composed of over 375 physicians based in Connecticut. The Company acquired this interest in exchange for a payment of $1.5 million to the MSO's shareholders ($1.0 million paid during 1995 and $.5 million paid during the second quarter of 1996) and a capital contribution of $2.0 million to the MSO ($1.5 million paid during 1995 and $.5 million paid during the second quarter of 1996). In addition, upon the closing of the offering, the Company granted options to purchase 300,000 shares of Common Stock to certain MSO employees in conjunction with their employment agreements. These options vest over a two-year period with the exercise price equaling the fair market value of the Company's stock on the date such shares become exercisable. During September 1996, the Company acquired the remaining 56.25% ownership interest in the MSO. The Company acquired the remaining interests in exchange for a payment of $1,000,000 in cash plus 363,442 shares of Common Stock of the Company. The Company also committed to loan the MSO's selling shareholders $2,800,000 to pay the tax liability related to the sale. As of January 31, 1997 $2,253,000 of the loan amount committed had been advanced to the selling shareholders by the Company. The total purchase price for the 100% interest was approximately $12,148,822 and has been allocated to these assets at their fair market value including goodwill of $12,099,111. The resulting intangible is being amortized over 40 years.

During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, an MSO that provides management services to an IPA composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the MSO. The Company's balance sheet as of January 31, 1997 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests equals 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

During September 1996, the Company purchased an 80% interest in New Jersey Medical Management, LLC, an MSO that provides management services to an IPA with more than 450 physicians in New Jersey. The Company acquired this interest in exchange for a payment of $350,000 to existing shareholders. The Company's balance sheet at January 31, 1997 includes the 20% interest not owned by the Company as minority interest.

During September 1996, the Company purchased the stock of Physicians Consultant and Management Corporation ("PCMC"), a company based in Florida that provides the managed health care industry with assistance in provider relations, utilization review and quality assurance. The base purchase price for the stock was $2,000,000 with $1,000,000 paid on the closing date and $1,000,000 paid during February 1997. There is also a contingent payment up to a maximum of $10,000,000 based on PCMC's earnings before taxes during the next five years which will be paid in cash and/or Common Stock of the Company. The purchase price has been allocated to the assets at their fair market value including goodwill of approximately $3,078,568. The resulting intangible is being amortized over 30 years.

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

Year Ended December 31, 1995
Physician Practice Acquisitions
During the year ended December 31, 1995, the Company purchased the assets of several physician practices and in conjunction with those purchases entered into employment agreements with 14 physicians in Florida. The total purchase price for these assets was $4,158,875. The purchase price was allocated to these assets at their fair market value, including goodwill of $3,093,946. The resulting goodwill is being amortized over 20 years.

During the year ended December 31, 1995, the Company purchased the assets of and entered into management service agreements with Oncology-Hematology Associates, P.A. and Oncology-Hematology Infusion Therapy, Inc.; Georgia Cancer Specialists, Inc.; Osler Medical, Inc.; Oncology Radiation Associates, P.A.; West Shore Urology; Whittle, Varnell and Bedoya, P.A.; Oncology Care Associates; Venkat Mani; and Symington, consisting of an aggregate of 79 physicians including 45 oncologists. The total purchase price for these assets was $23,425,190 in cash. In connection with these acquisitions, the Company also entered into a 15-year capital lease with a total obligation of $1,569,171 and assumed debt of $6,893,609. The purchase price for the practices' assets was allocated to assets at their fair market value, including management service agreements of $18,814,763. The resulting intangible is being amortized over the life of the management agreements which range from ten to 20 years.

Medical Support Service Companies Acquisitions
During March 1995, the Company acquired by merger all of the outstanding shares of stock of Oncology Therapies, Inc. (formerly known as Radiation Care, Inc. and referred to herein as "OTI") for $2.625 per share. OTI owns and operates outpatient radiation therapy centers utilized in the treatment of cancer and diagnostic imaging centers. The total purchase price for the stock (not including transaction costs and 26,800 shares initially subject to appraisal rights) was approximately $41,470,207. During April 1995, the Company purchased from Aegis Health Systems, Inc. for $7,163,126 all of the assets used in its lithotripsy services business. During November 1995 the Company acquired by merger Pinnacle Associates, Inc. ("Pinnacle"), an Atlanta, Georgia infusion therapy services company. In connection with the Pinnacle merger there is a $5,200,000 maximum payment that may be required to be paid that is based on earnings and will be made in the form of shares of Common Stock of the Company valued as of the earnings measurement date. The contingent consideration represents the full purchase price. The purchase price for these acquisitions was allocated to assets at their fair market value including goodwill of $19,235,818. The resulting intangibles are being amortized over 20 to 40 years.

Medical Facility Development Acquisition
On May 31, 1995, Mr. Gosman, Chairman of the Board and Chief Executive
Officer of the Company purchased a 50% ownership interest in DASCO Development Corporation and DASCO Development West, Inc. (collectively, "DASCO"), a medical facility development services company providing such services to related and unrelated third parties in connection with the development of medical malls, health parks and medical office buildings. The purchase price consisted of $5.2 million in cash and $4.6 million in notes, which were guaranteed by Mr. Gosman. Upon the closing of the Company's initial public offering, Messrs. Gosman, Sands and Rendina, the Company's principal promoters, and certain management and founder stockholders exchanged their ownership interests in DASCO for shares of Common Stock equal to a total of $55 million or 3,666,667 shares. The Company believes that its medical facility development services and project finance strategy are a significant component of the Company's overall business strategy. The historical book value of Messrs. Sands and Rendina's interest in DASCO is $22,735. The initial 50% purchase price was allocated to assets at their fair market value, primarily goodwill of $9.8 million with the exchange recorded at historical value. At December 31, 1995, the acquisition of the 50% interest in DASCO was being accounted for using the equity method.

Period June 24, 1994 (inception) to December 31, 1994 Acquisitions
Medical Support Service Companies Acquisitions During September 1994, an 80% owned subsidiary of the Company purchased substantially all of the assets of Uromed Technologies, Inc. ("Uromed"), a provider of lithotripsy services in Florida, for a purchase price of $3,141,535 plus the assumption of capital lease obligations of $1,097,614. The Company intends to acquire the outstanding 20% interest in the subsidiary. During November 1994, the Company purchased 80% of the stock of Nutrichem, Inc. ("Nutrichem"), an infusion therapy company doing business in Maryland, Virginia and the District of Columbia, for $3,528,704 in cash and a contingent note in the amount of $6,666,667, subject to adjustments. A charge of $1,271,000 related to this contingent note was recorded during the year ended December 31, 1995. The remaining $5,395,667 was allocated to goodwill at December 31, 1995 and is being amortized. Subsequent to the offering, the Company acquired the outstanding 20% interest in Nutrichem in exchange for 266,666 shares of Common Stock resulting in additional purchase price of $4,000,000. During November 1994, the Company acquired all of the assets and assumed certain liabilities of First Choice Health Care Services of Ft. Lauderdale, Inc., First Choice Health Care Services, Inc. and First Choice Home Care Services of Boca Raton, Inc., home health care companies doing business in Florida, for a total purchase price of $2,910,546 in cash plus the assumption of $225,000 in debt. The purchase price for these acquisitions was allocated to assets at their fair market value, including goodwill of $14,818,145. The resulting intangibles are being amortized over 20 to 40 years.

During December 1994, the Company purchased a 36.8% partnership interest in Mobile Lithotripter of Indiana Partners, a provider of lithotripsy services in Indiana, from Mobile Lithotripter of Indiana, Limited, for $2,663,000 in cash. This investment is being accounted for by the equity method.

The accompanying financial statements include the results of operations derived from the entities purchased by the Company since the date of acquisition. The following unaudited pro forma information presents the results of operations of the Company for the years ended January 31, 1997 and December 31, 1995 as if the acquisition of the entities purchased to date had been consummated on February 1, 1996 and January 1, 1995. Such unaudited pro forma information is based on the historical financial information of the entities that have been purchased and does not include operational or other changes which might have been effected pursuant to the Company's management. The unaudited pro forma information also gives effect to both the Company's January 1996 initial public offering and the Convertible Subordinated Debenture Offering and the application of the net proceeds therefrom, as if such transactions had occurred on January 1,1995.

The unaudited pro forma information presented below is for illustrative informational purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands except per share amounts):

                                                                                                 Pro Forma
                                                                             ---------------------------------------------
                                                                              January 31,                     December 31,
                                                                                  1997                            1995
                                                                             --------------                   ------------
                                                                                (unaudited)                   (unaudited)

Revenue                                                                            $227,065                        $180,271
Net income (loss)                                                                    11,081                           (323)
Net income (loss) per share                                                           $0.47                         $(0.01)
                                                                             ==============                   =============
Number of shares used in pro forma net income (loss)
     per share calculation                                                           23,455                          23,455
                                                                             ==============                   =============

4.        Notes Receivable

During April 1995, the Company funded a tax loan in the amount of $1,029,600 at an interest rate of 7.75% to the former shareholders of Nutrichem which was paid in full in January 1996.

During 1996, the Company loaned $10,000,000 to an unrelated healthcare entity. The principal and interest are due in one installment on August 15, 1997. Interest on the loan accrues at the rate of prime plus 2%.

During 1996, the Company loaned $2,253,000 to the shareholders of Physicians Choice, LLC pursuant to the agreement under which the Company purchased the remaining ownership interests in Physicians Choice Management, LLC (see Note 3). The note has a variable rate of interest and a final maturity in April 2004.

During 1996, the Company loaned an aggregate of $2,685,700 to various entities. The notes bear interest at rates ranging from the prime rate to the prime rate plus 1% and have final maturities ranging from November 2001 to October 2011. The notes are revolving loan agreements with a total commitment of $3,750,000.

5.        Property and Equipment

Property and equipment consists of the following:

                                         Estimated
                                        Useful Life
                                          (Years)                          January 31,                      December 31,
                                     ------------------      ----------------------------------------
                                                                   1997                   1996                  1995
                                                             -----------------      -----------------      ----------------

Land                                        --                    $2,714,948                     --                    --
Building                                   15-20                   1,569,170             $7,852,653            $7,852,653
Furniture and fixtures                      5-7                   10,107,182              5,448,394             5,312,385
Equipment                                  7-10                   23,704,983             21,350,946            21,789,876
Automobiles                                 3-5                      128,168                 43,977                50,058
Computer software                            5                       981,696                948,056               950,346
Leasehold improvements                     4-20                    6,823,262              6,047,403             6,045,393
                                                             -----------------      -----------------      ----------------
Property and equipment, gross                                     46,029,409             41,691,429            42,000,711
Less accumulated depreciation                                     (7,362,886)            (2,972,343)           (2,641,383)
                                                             -----------------      -----------------      ----------------
Property and equipment, net                                      $38,666,523            $38,719,086           $39,359,328
                                                             =================      =================      ================






Depreciation expense was $4,094,131, $355,584, $2,761,000 and $70,240, respectively, for the year ended January 31, 1997, the month ended January 31, 1996, the year ended December 31, 1995 and the period June 24, 1994 (inception) to December 31, 1994.

Included in property and equipment at January 31, 1997, January 31, 1996 and December 31, 1995 are assets under capital leases of $3,520,819, $8,629,133 and $9,483,145, respectively, with accumulated depreciation of $987,070, $554,536 and $842,879, respectively.

6.        Investment in Affiliates

On December 31, 1994, the Company purchased a 36.8% interest in Mobile Lithotripter of Indiana Partners, for $2,663,000. During August 1995, the Company purchased a 46% interest in I Systems, Inc., for $180,000. I Systems, Inc. is engaged in the business of claims processing and related services. The Company has the option to purchase up to an additional 30% interest in I Systems for $33,333 in cash for each additional one percent of ownership interest purchased. During the year ended January 31, 1997, the Company increased its ownership interest in I Systems by two percent. These investments are being accounted for using the equity method at January 31, 1997. During May, 1995, Mr. Gosman purchased a 50% interest in DASCO, a medical facility development services company, for $9,610,000. Upon the completion of the offering, the remaining 50% interest in DASCO was purchased and DASCO has been consolidated subsequent to the offering.

7.   Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

                                                                            January 31,                     December 31,
                                                               --------------------------------------
                                                                    1997                  1996                  1995
                                                               ----------------      ----------------     -----------------

Accrued closure costs                                              $   570,000           $   570,000           $   570,000
Accrued rent                                                         1,141,618               810,062               799,551
Accrued income taxes                                                 1,991,368                     -                     -
Accrued professional fees                                            4,502,263               438,825               445,250
Accrued additional purchase price                                    1,000,000                     -                     -
Accrued offering costs                                                       -             1,825,732               885,770
Accrued interest                                                       991,977               381,894               738,317
Accrued bonus payments                                                       -               274,120             4,718,564
Unearned revenue                                                       331,445                     -                     -
Other                                                                  916,269             1,893,475             1,210,080
                                                               ----------------      ---------------      -----------------
     Total accrued and other current liabilities                   $11,444,940            $6,194,108            $9,367,532
                                                               ================      ================     =================

The accrued closure costs are primarily for the remaining lease obligation for the closure of five radiation therapy centers acquired when the Company purchased OTI during March 1995. $1,074,013 of accrued closure costs is classified as a long-term liability at January 31, 1997. Closure costs in the amount of $3,134,028 were accrued at December 31, 1995. $2,188,635 of such accrual was recorded as an adjustment to the purchase price and $945,393 of such accrual was recorded as a charge in 1995. In addition, the Company also recorded a charge of $1,554,607 during 1995 which represented the writedown of assets to their estimated fair market value.

8.        Long-term Debt, Notes Payable and Capital Leases

Long-term debt, notes payable and capital leases consist of the following:

                                                                                       January 31,                 December 31,
                                                                             ---------------------------------
                                                                                 1997               1996               1995
                                                                             --------------     --------------     --------------

 Convertible subordinated debentures, with an interest rate of 6.75%
      and a maturity of June 15, 2003.                                       $100,000,000          $     --           $      --

 Note payable due to four individuals payable in eight equal
      semi-annual installments of $28,125, including interest at 8%                84,375            140,625            140,625
      through November 1998.

 Notes payable to a bank, with a maturity date of December 2001 and an             85,111                 --                 --
      interest rate of 8.25%.

 Note payable to an individual, payable on demand including interest                6,762                 --                 --
      at 9%.

 Related party note payable due to three individuals payable on demand including interest at 10%.  One of the notes for $30,000 is
      collateralized by the cash and accounts receivable of Pinnacle.                  --            130,000            130,000

 Note payable to a bank interest payable monthly at the prime rate
      plus 2% (10.50% at January 31, 1996) with a maturity date of                     --            201,422            201,422
      April 1996.

 Line of credit note payable to a bank, due and payable on demand,
      interest at the prime rate (8.50% at January 31, 1996).                          --            400,000            400,000

 Note payable to a bank, collateralized by the assets of a
      multi-specialty group practice, payable in monthly installments
      of $14,027, including interest at 7.50% and a final payment in              322,675            461,105            472,181
      February 1999.

 Note payable to a bank, collateralized by the assets of a
      multi-specialty group practice, payable in monthly installments
      of $20,608, at 8.75% and a final payment in August 2000.                    758,335            895,075            918,779

 Convertible note payable to the former shareholders of a medical practice in
      Pennsylvania, with a maturity date of May 1997 and an interest rate of 9%.
      The Company has the option to make such payment in either cash or
      Common Stock of the Company (see Note 3).                                   300,000                 --                 --

 Mortgage note payable to a bank, collateralized by the assets of an outpatient surgery center, payable in monthly installments of
      $6,627.69 including interest at 8.86% and a final maturity of               712,836                 --                 --
      November 2001.

 Note payable to a bank, payable in monthly installments, interest at
      the prime rate plus .375% and a final maturity of June 1998.              1,475,000                 --                 --

 Note payable in two equal installments in April 1996 and 1997 (or
      earlier upon a reorganization which includes an initial public                   --                 --          3,567,408
      offering), including interest at 8%.

 Related party notes payable to the shareholders of DASCO, payable in
      May 1996, including interest at 6.37%.                                           --          4,610,588          4,610,588

 Note payable to the former shareholders of a medical oncology practice in South
      Florida, payable in ten equal semi-annual
      installments of $682,867, which includes interest at 9%.  The             4,504,184          5,403,337          5,403,337
      note payable is collateralized by an irrevocable letter of credit.

 Note payable to a financing institution with a maturity date of March 2000, a final payment of $2,187,500, and an interest rate at the
      prime rate plus 3% (11.50% at December 31, 1995).                                --                 --         15,743,466

 Note payable to NationsBank, with a maturity date of June 1996 and an interest rate at the prime rate plus .375% (8.875% at December
      31, 1995).  This note payable was personally guaranteed by Mr.                   --                 --         19,500,000
      Gosman.



 Note payable to Mr. Gosman with a maturity date of January 1998 and
      an interest rate at the prime rate (8.50% at December 31, 1995).                 --         10,147,287         36,690,180

 Capital lease obligations with maturity dates through September 2015
      and interest rates ranging from 8.75% to 12%.                             3,173,172          8,704,179          9,163,215
                                                                             --------------     --------------     --------------
                                                                              111,422,450         31,093,618         96,941,201
 Less current portion of capital leases                                          (842,445)          (357,791)          (756,767)
 Less current portion of debt                                                  (2,903,055)        (2,194,515)       (25,905,743)
 Less current portion of related party debt                                            --         (4,740,588)        (4,740,588)
                                                                             --------------     --------------     --------------
 Long term debt and capital leases                                           $107,676,950        $23,800,724        $65,538,103
                                                                             ==============     ==============     ==============


The following is a schedule of future minimum principal payments of the Company's long-term debt and the present value of the minimum lease commitments at January 31, 1997:


                                                                                                        Capital
                                                                                Debt                     Leases
                                                                           ----------------         -----------------

       Through January 31, 1998                                                 $2,903,055                $1,145,616
       Through January 31, 1999                                                  1,852,954                   686,960
       Through January 31, 2000                                                  1,414,624                   429,075
       Through January 31, 2001                                                  1,439,971                   388,477
       Through January 31, 2002                                                    638,675                   253,490
       Thereafter                                                              100,000,000                 1,861,894
                                                                           ----------------         -----------------
       Total                                                                   108,249,279                 4,765,512
       Less amounts representing interest and executory costs                            -                (1,592,340)
                                                                           ----------------         -----------------
       Present value of minimum lease payments                                 108,249,279                 3,173,172
       Less current portion                                                     (2,903,055)                 (842,445)
                                                                           ----------------         -----------------
       Long term portion                                                      $105,346,224                $2,330,727
                                                                           ================         =================


9.        Lease Commitments

The Company leases various office space and certain equipment pursuant to operating lease agreements.

Future minimum lease commitments consisted of the following at January 31:


           1998                                          $ 9,494,771
           1999                                            6,816,351
           2000                                            5,940,868
           2001                                            3,567,224
           2002                                            2,766,111
           Thereafter                                      5,513,463
                                                     ----------------
                                                         $34,098,788
                                                     ================



10.       Commitments and Contingencies

The Company is subject to legal proceedings in the ordinary course of its business. While the Company cannot estimate the ultimate settlements, if any, it does not believe that any such legal proceedings will have a material adverse effect on the Company, its liquidity, financial position or results of operations, although there can be no assurance to this effect.

The Company has entered into employment agreements with certain of its employees, which include, among other terms, noncompetition provisions and salary and benefits continuation.

The Company has committed to expend up to $1,500,000 per year for each of three years to assist in the expansion activities of Osler Medical, Inc., a 22-physician multi-specialty group practice it entered into a management agreement with in September 1995.

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

In conjunction with the acquisition of Physicians Choice Management, LLC, the Company has committed to loan the selling shareholders $2.8 million to pay the tax liability related to the sale. As of January 31, 1997, $2.3 million of the loan amount committed had been advanced to the selling shareholders by the Company.

During the year ended January 31, 1997 the Company loaned an aggregate of $2,685,700 to various entities. The notes are revolving loan agreements with a total commitment of $3,750,000.

In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with the number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of January 31, 1997 the Company had committed to issue $11.1 million of Common Stock of the Company using the methodology discussed above.

A subsidiary of the Company, OTI, (formerly Radiation Care, Inc., "RCI") is subject to the litigation described below which related to events prior to the Company's operation of RCI, and the Company has agreed to indemnify and defend certain defendants in the litigation who were former directors and officers of RCI subject to certain conditions. The Company has accrued the estimated costs to defend and settle this litigation in purchase accounting.

In December, 1994, prior to its merger with the Company in March 1995, RCI entered into a settlement agreement with the federal government arising out of claims under the fraud-and-abuse provisions of the Medicare law. Under the settlement agreement, RCI, without admitting that it violated the law, consented to a civil judgment providing for its payment of $2 million and the entry of an injunction against violations of such provisions.

On February 16, 1995, six former stockholders of RCI filed a consolidated amended Class Action Complaint in Delaware Chancery Court (In re Radiation Care, Inc. Shareholders Litigation, Consolidated C.A. No. 13805) against RCI, Thomas Haire, Gerald King, Charles McKay, Abraham Gosman, Oncology Therapies of America, Inc. ("OTA") and A.M.A. Financial Corporation, ("AMA") alleging that the RCI stockholders should have received greater consideration for their RCI stock when RCI was merged with the Company. Plaintiffs allege breaches of fiduciary duty by the former RCI directors, as well as aiding and abetting of such fiduciary duty breaches by Mr. Gosman, OTA and AMA. Plaintiffs seek compensatory or rescissionary damages of an undisclosed amount on behalf of all RCI stockholders, together with an award of the costs and attorneys' fees associated with the action. No class has been certified in this litigation. On May 17, 1996, the Company filed an Answer denying any liability of any defendant in connection with this litigation. All discovery in the Delaware action, except for expert and class certification related discovery, is now complete. On January 10, 1997, the Company filed a Motion for Summary Judgment seeking dismissal of all plaintiffs' claims. Plaintiffs' Opposition to that motion is due in late April, and the Company intends to file a Reply brief in May. No hearing on the Motion has been scheduled yet by the Court. The Company intends to continue to defend the case vigorously.

On August 4, 1995, 26 former stockholders of RCI filed a Complaint for Money Damages against Richard D'Amico, Ted Crowley, Thomas Haire, Gerald King, Charles McKay and Randy Walker (all former RCI officers and/or directors) in the Superior Court of Fulton County, in the State of Georgia (Southeastern Capital Resources, L.L.C. et al. v. Richard D'Amico et al., Civil Action No. E41225). Early on in the litigation two of the plaintiffs withdrew from the litigation, and during the deposition phase of the case, two more plaintiffs dropped out. However, plaintiffs added four additional plaintiffs with the filing of an Amended Complaint on November 27, 1995. Plaintiffs allege a breach of fiduciary duty by the former RCI directors Haire, King and McKay, a conspiracy by the RCI officer defendants D'Amico, Crowley and Walker, and negligence by all defendants. Plaintiffs seek additional consideration for their shares of RCI common stock in the form of compensatory and monetary damages in the amount of $5.7 million, plus punitive damages, interest, costs and attorneys fees. On September 22, 1995, the defendants filed an Answer denying any liability in connection with this litigation. On October 23, 1995, the defendants filed a motion to stay the action pending resolution of the Delaware class action. The Court denied the Motion on April 16, 1996. All discovery in the case was completed as of September 13, 1996. The Defendants moved for summary judgment on September 20, 1996. The plaintiffs filed an opposition on November 18, 1996. Defendants filed a Reply brief on February 27, 1997. The Court has not yet scheduled a hearing on the Motion, but one should be scheduled soon. The Court indicated at a Status Conference on January 14, 1997 that the case would be placed on a trial list in March 1997 but that the case would be near the bottom of that list, and not likely to be reached for trial until later this year. On April 17, 1997 the Court published a two-week trial list for May 13, 1997 on which this case appears at number 18. The Company is not a party to this litigation and its exposure is limited to its obligation under its by-laws to indemnify the former officers and directors of RCI to the fullest extent permitted by Delaware law. The Company intends to continue to vigorously defend against this litigation.


11.       Related Party Transactions

For the year ended December 31, 1995 and the period June 24, 1994 (inception) to December 31, 1994, Continuum Care of Massachusetts, Inc., whose principal shareholder is Mr. Gosman, provided management services to the Company. Fees for these services in the amount of $3,729,680 and $1,629,753, respectively, have been included in the financial statements and consist of the following:



                                                 December 31,
                                    ---------------------------------------
                                          1995                  1994
                                    -----------------     -----------------

Salaries, wages and benefits              $2,267,891            $  934,200
Professional fees                            273,941               253,955
Rent                                         459,732               192,242
Other                                        728,116               249,316
                                    -----------------     -----------------
                                          $3,729,680            $1,629,713
                                    =================     =================

Such fees were based on the discretion of Continuum Care of Massachusetts, Inc., and may not have been indicative of what they would have been if the Company had performed these services internally or had contracted for such services with unaffiliated entities. Included in rent was rent expense of approximately $415,000 and $156,000 for the year ended December 31, 1995 and the period June 24, 1994 (inception) to December 31, 1994, respectively, for the Company's principal office space in West Palm Beach, Florida. The lessee of the office space prior to the offering was Continuum Care of Massachusetts, Inc.. The current lease term expires January 31, 2000.

The Company assumed the lease from Continuum Care of Massachusetts, Inc. upon the consummation of the offering.

In connection with the purchase of Nutrichem during November 1994, the Company was required to make contingent note payments in the amount of $4,444,444 which had been accrued at December 31, 1995. Payments on the contingent note are based on attaining certain earnings thresholds. A charge of $1,271,000 related to this contingent note was recorded during 1995. The $4,444,444 which had been accrued represented the maximum remaining amount because the earnings threshold upon which the payment is based was reached during 1995. The contingent note was personally guaranteed by Mr. Gosman. The contingent note was paid in full during January 1996 with the proceeds from the offering.

During March 1995, the Company incurred a $17,500,000 note payable to a financing institution in connection with the purchase of OTI. Mr. Gosman personally guaranteed a portion of the $17,500,000. Mr. Gosman's liability under the guarantee was limited to no more than $6,125,000. The note was paid in full during January 1996 with the proceeds from the offering.

During May 1995, Mr. Gosman incurred $4,610,588 of debt payable, which has been included in these financial statements, to the shareholders of DASCO in connection with the purchase of 50% of the outstanding stock of DASCO. The notes bear interest at 6.37% per annum and were repaid during 1996.

Meditrust, a publicly traded real estate investment trust with assets in excess of $2.4 billion of which Mr. Gosman is the Chairman of the Board and Chief Executive Officer, has provided construction financing to customers of DASCO in the aggregate amount of $176,000,000 for 19 facilities developed by DASCO.

DASCO provides development and other services in connection with the establishment of health parks, medical malls and medical office buildings. DASCO provides these services to or for the benefit of the owners of the new facilities, which owners are either corporations or limited partnerships. Mr. Sands and Mr. Rendina have obtained equity interests in the entities which own 26 of the 29 facilities developed by DASCO. The collective interests of Messrs. Sands and Rendina range from 17% to 100%. In addition, Mr. Gosman individually and as trustee for his two sons and Frederick R. Leathers, Robert A. Miller, William A. Sanger and Edward E. Goldman have obtained limited partnership interests ranging from 14% to 36% in the entities which own 11 facilities being developed by the Company through DASCO. During the year ended January 31, 1997, DASCO recorded revenues in the amount of $9,986,790 related to facilities developed by DASCO in which equity interests have been obtained by related parties.

The Company provides construction management, development marketing and consulting services to entities principally owned by Mr. Gosman in connection with the development and operation by such entities of several medical facilities. During the year ended January 31, 1997, the Company recorded revenues in the amount of $7,047,611 related to such services. The Company provides these services to affiliated parties on terms no less favorable to the Company than those provided to unaffiliated parties.

The Company was required to assume an unfavorable lease in one of its acquisitions. The Company planned to dispose of the lease and accrued $559,000 in purchase accounting which represents the difference between the unfavorable lease costs and the estimated fair market value rent. The Company assigned the lease in January 1997 to an entity principally owned by Mr. Gosman.

At December 31, 1995, the Company had borrowed $36,690,180 from Mr. Gosman. Interest on such outstanding indebtedness at the prime rate of interest during the year ended December 31, 1995 was $1,708,174. During January 1996, the Company repaid Mr. Gosman $28,676,743 of such advances with the proceeds of the offering.

During July 1995, the Company purchased the assets of and entered into a 15-year management agreement with a medical oncology practice with three medical oncologists. An affiliate of the Company, Continuum Care of Massachusetts, Inc., guarantees the performance of the Company's obligations under the management agreement.

During September 1995, the Company provided a letter of credit in the amount of $5,403,337 to a seller in connection with entering into a management agreement and purchasing the assets of a medical oncology practice. Cash collateralizing the letter of credit, which has a balance of $4,504,184 at January 31, 1997, is included in other long term assets on the balance sheet. Prior to the completion of the offering, the collateral for the letter of credit was provided by Mr. Gosman.

During September 1995, the Company refinanced $19,500,000 of an amount owed to Mr. Gosman with NationsBank. The $19,500,000 amount refinanced with NationsBank and outstanding at December 31, 1995 was personally guaranteed by Mr. Gosman. The $19,500,000 was paid in full during January 1996 with the proceeds of the offering.

During November 1995, the Company assumed $180,000 of notes payable to four former shareholders of Pinnacle when the Company merged with Pinnacle. One of these notes for $50,000 was repaid during December 1995 and the remainder were repaid during 1996.

12.       Disclosures about Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value, and the estimated fair values of the financial instruments are as follows:

Cash and Cash Equivalents
The carrying amount approximates fair value because of the short effective maturity of these instruments.

Long-term Debt
The fair value of the Company's long-term debt and capital leases is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount and fair value of long-term debt and capital leases, including current maturities and related party debt, at January 31, 1997, January 31, 1996 and December 31, 1995 is $111,422,450, $31,093,618 and
$96,941,201, respectively.

13.       Employee Benefit Plan

The Company sponsors a 401(k) plan, covering substantially all of its employees. Contributions under the 401(k) plan equal 50% of the participants' contributions up to a maximum of $400 per participant per year.

14.       Income Taxes

The financial statements of the Company for the periods prior to the offering do not include a provision for income taxes because the taxable income of the various entities that comprise the Company were either included in the tax return of the Partnership's partners and former Subchapter S corporation's shareholders, or the entities generated significant losses.

The Company became subject to federal and state income taxes effective the date of the Company's initial public offering. Significant components of the Company's provision for income taxes for the year ended January 31, 1997 and the one month period ended January 31, 1996 are as follows:

                                                                                1997                1996
                                                                          ---------------     ---------------

           Federal:
           Current                                                            $4,305,329                   -
           Deferred                                                            1,084,693                   -
                                                                         ---------------     ---------------
                Total federal                                                  5,390,022                   -
                                                                         ---------------     ---------------

           State:
           Current                                                             1,176,555                   -
           Deferred                                                              269,489                   -
                                                                         ---------------     ---------------
                Total state                                                    1,446,044                   -
                                                                         ---------------     ---------------

           Totals                                                             $6,836,066                   -
                                                                         ===============     ===============


Significant components of the Company's deferred tax assets and liabilities as of January 31,1997 and January 31, 1996 are as follows:

                                                                            1997                 1996
                                                                       ----------------     ----------------

     Deferred tax asset
     Allowance for doubtful accounts,
          reserves and other accrued expenses                            $  1,493,180         $  1,648,049
     Net operating loss                                                    13,226,228           14,459,028
                                                                       ----------------     ----------------
              Total deferred tax assets                                    14,719,408           16,107,077
                                                                       ----------------     ----------------

     Deferred tax liability
     Property and depreciation                                               (856,173)             (70,787)
     Amortization                                                            (647,902)            (270,421)
     Other                                                                   (318,165)            (281,720)
                                                                       ----------------     ----------------
              Total deferred tax liability                                 (1,822,240)            (622,928)
                                                                       ----------------     ----------------

     Deferred tax asset (liability)                                        12,897,168           15,484,149
                                                                       ----------------     ----------------
     Valuation allowance                                                  (14,251,349)         (15,484,149)
                                                                       ================     ================
     Net deferred tax asset (liability)                                  $ (1,354,182)        $          0
                                                                       ================     ================

The Company reasonably believes that, because of limitations imposed by the Internal Revenue Code, net operating losses of $33,065,570 and other deferred tax assets, which arise out of OTI, will not be recognized in future years. Accordingly, the Company has established a full valuation allowance for these deferred tax assets.

The net operating losses of $33,065,570 will begin to expire in 2005.

The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

                                                                              1997                1996
                                                                         ---------------     ---------------

           Statutory rate                                                          35%                (35%)
           Permanent differences                                                    1%                  0%
           State income tax (net of federal
                benefit)                                                            5%                  0%
           Valuation allowance                                                     (7%)                35%
           Other                                                                    2%                  0%
                                                                         ---------------     ---------------
                                                                                   36%                  0%
                                                                         ===============     ===============

15.       Supplemental Cash Flow Information

During the year ended January 31, 1997, the month ended January 31, 1996 and the year ended December 31, 1995, the Company acquired the assets and assumed certain liabilities of various entities. The transactions had the following non-cash impact on the balance sheets:


                                                                            January 31,                     December 31,
                                                               --------------------------------------
                                                                    1997                  1996                  1995
                                                               ----------------      ----------------     -----------------

Current assets                                                    $  4,692,389          $    123,963         $  12,463,007
Property, plant and equipment                                        4,693,603                70,418            40,817,404
Intangibles                                                         49,593,414            12,666,694            43,155,934
Other noncurrent assets                                                 25,541            (8,895,714)            2,197,691
Current liabilities                                                 (9,667,604)           (1,267,752)           (8,174,988)
Debt                                                                (3,189,295)                    0           (43,179,672)
Noncurrent liabilities                                             (11,603,513)            1,248,139            (2,913,635)
Equity                                                             (10,010,325)           (4,000,000)                    0
                                                               ----------------      ----------------     -----------------
     Net cash used for acquisitions                                $24,534,210          $    (54,252)         $  44,365,741
                                                               ================      ================     =================

During the year ended January 31, 1997, the Company purchased $643,500 of equipment under capital leases. In addition, cash paid for interest during the year ended January 31,1997, one month ended January 31, 1996 and the year ended December 31, 1995 was $5,450,718, $2,876,636 and $2,754,082, respectively.
Income taxes paid for the year ended January 31,1997 were $3,320,241. There was no interest paid for the period from June 24, 1994 (inception) to December 31, 1994 and there were no income taxes paid for the one month ended January 31, 1996, the year ended December 31, 1995 or the period from June 24, 1994 (inception) to December 31, 1994.

16.      Stock Option Plan

The Company has adopted a stock option plan and authorized the issuance of 3,000,000 shares of the Company's common stock to key employees and directors of the Company. Under this plan, the exercise provision and price of the options will be established on an individual basis generally with the exercise price of the options being not less than the market price of the underlying stock at the date of grant. The options generally will become exercisable beginning in the first year after grant in 20% - 33% increments per year and expire ten years after the date of grant. Information related to the stock option plan is summarized as follows:

                                                  Year Ended                  Month Ended                   Year Ended
                                               January 31, 1997             January 31,1996             December 31, 1995
                                            ------------------------    -------------------------    -------------------------
                                                          Weighted                     Weighted                     Weighted
                                                           Average                      Average                      Average
                                                          Exercise                     Exercise                     Exercise
                                             Shares         Price        Shares          Price        Shares          Price
                                            ----------    ----------    ----------     ----------    ----------     ----------

Outstanding, beginning of period            1,200,500        $14.49       572,500         $10.93       127,500         $ 4.00
Options granted                             1,122,500         20.35       628,000          17.27       445,000          13.65
Options exercised                            (52,166)          6.97             -              -             -              -
Options canceled                             (23,334)         18.14             -              -             -              -
                                            ----------                  ----------                   ----------
Outstanding, end of period                  2,247,500         17.52     1,200,500         $14.49       572,500         $10.93
                                            ==========    ==========    ==========     ==========    ==========     ==========
Weighted average fair value of
     options granted during the year                         $10.07                        $7.36                        $6.67
                                                          ==========                   ==========                   ==========

At January 31, 1997, January 31, 1996 and December 31, 1995 options for 595,085, 47,500 and 47,500, respectively were exercisable.

Significant option groups outstanding at January 31, 1997 and related weighted average price and life are as follows:

                                              Options Outstanding                       Options Exercisable
                                 ----------------------------------------------      ---------------------------
                                   Shares                                              Shares
                                 Outstanding                         Weighted        Exercisable       Weighted
                                     at             Remaining         Average            at            Average
         Range of                January 31,       Contractual       Exercise        January 31        Exercise
      Exercise Price                1997              Life             Price            1997            Price
---------------------------      ------------      ------------      ----------      -----------       ---------

$3.00 - $5.00                        122,000         7.7 years           $4.08           62,001           $4.16
$14.38 - $18.75                    1,315,500         9.0                 16.87          348,084           16.85
$19.00 - $24.75                      810,000         9.5                 20.72          185,000           20.45


The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for grants in the year ended January 31, 1997, the one month ended January 31, 1996 and the year ended December 31, 1995: expected volatility (post-offering) of 56%, risk free interest rates of 6.4%, expected life of 4.5 years and expected dividends of $0.

The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123. Accordingly, no compensation cost has been recognized for options granted. Had compensation for those plans been determined based on the fair value at the grant date for awards during the year ended January 31, 1997, the month ended January 31, 1996 and the year ended December 31, 1995 consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:



                                                                 Year Ended            Month Ended           Year Ended
                                                                 January 31,           January 31,          December 31,
                                                                    1997                  1996                  1995
                                                               ----------------      ----------------     -----------------
Net income (loss)
     As reported                                                   $12,057              $(1,176)             $(11,025)
     Pro forma                                                       9,647               (1,226)              (11,073)

Earnings (loss) per common share
     As reported                                                     $0.54               $(0.08)                     -
     Pro forma                                                        0.43                (0.09)                     -

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

17.      Net Income Per Share

Net income per common share is based upon the weighted average number of common shares outstanding (including stock required to be issued in the future pursuant to acquisition agreements) during the period. For the year ended January 31, 1997 and the month ended January 31, 1996 the weighted average number of common shares outstanding were 22,511,488 and 14,204,305 respectively. When dilutive, stock options (less the number of treasure shares assumed to be purchased from the proceeds) are included in the calculation of the weighted average number of common shares outstanding. For the year ended January 31, 1997, conversion of the 6 3/4% Convertible Subordinated Debentures issued in June 1996, is not assumed because the effect is anti-dilutive.

18.      Segment Information (Unaudited)

The Company derives revenues from health care services and medical facility development services. The Company commenced operations of the medical facility development segment with the purchase of DASCO upon the completion of the offering in January 1996. The activities related to the health care services and medical facility development services segment are as follows (dollars in thousands):

                                                                          Medical
                                                                          Facility
                                               Health Care              Development
   Year ended January 31, 1997                  Services                  Services                   Total
-----------------------------------          ----------------          ---------------          ----------------

Net revenues                                       $170,912                  $19,049                  $189,961
Operating income                                      9,417                   11,133                    20,550
Identifiable assets                                 279,123                   19,001                   298,124
Depreciation & amortization                           6,856                      288                     7,144
Capital expenditures                                  3,036                    2,440                     5,476

19.      Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the periods shown:


                                                 (Dollars in thousands, except per share data)


                                                          Year Ended January 31, 1997
                                    -------------------------------------------------------------------------
                                        First              Second               Third               Fourth
                                       Quarter             Quarter              Quarter             Quarter
                                    --------------      --------------       -------------        -----------

Net revenues                              $37,207             $40,424             $51,738            $60,592
Income before income taxes                  3,696               4,398               5,169              5,630
Net income                                  2,292               2,770               3,283              3,712
Net income per share                        $0.11               $0.13               $0.15              $0.16


                                                           Year Ended December 31,1995
                                     -------------------------------------------------------------------------
                                        First              Second               Third                Fourth
                                       Quarter             Quarter              Quarter              Quarter
                                     -------------      ---------------      --------------       ------------

Net revenues                              $ 6,669             $13,315             $20,134            $30,616
Loss before income taxes                   (2,306) (A)         (1,846)             (2,332) (B)        (4,541) (C)
Net loss (D)                               (2,306) (A)         (1,846)             (2,332) (B)        (4,541) (C)

(A)      Includes $1,111 non-recurring earnout payment.

(B)      Includes $160 non-recurring earnout payment.

(C)      Includes $2,500 provision for closure costs.

(D) Provisions for income taxes have not been reflected in the year ended December 31, 1995 because there is no taxable income on a combined basis.


20.      Subsequent Events

During February 1997, the Company closed in escrow on an agreement to manage a physician group consisting of 32 physicians in Maryland.

During March 1997, the Company signed a binding letter of intent to merge with Clinical Studies, Ltd. ("CSL"). CSL is one of the largest site management organizations ("SMOs") in the country. SMOs are management service companies that organize and manage multisite clinical investigators. CSL wholly owns and operates 19 Phase I-IV research centers and is dedicated to the rapid enrollment of quality volunteers for investigational drug research in multiple therapeutic areas such as central nervous system, gerontology, women's health and endocrinology. The merger is subject to being accounted for as a pooling of interests.

During April, the Company signed a letter of intent with Beth Israel Hospital to form an MSO to provide management services to the medical community in the greater metropolitan New York area. The Company will acquire and manage the physician practice management operations of Beth Israel Health Care System, which consists of 130 physicians with more than 20 primary and specialty medical offices located throughout New York City and Rockland and Westchester counties.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of PhyMatrix Corp. (formerly known as Continuum Care Corporation):

In connection with our audits of the consolidated financial statements of PhyMatrix Corp. (formerly known as Continuum Care Corporation) as of January 31, 1997 and January 31, 1996 and for the year ended January 31, 1996 and the one month period ended January 31, 1996 and the combined financial statements as of December 31, 1995 and December 31, 1994, and for the year ended December 31, 1995 and the period June 24, 1994 (inception) to December 31, 1994, we have also audited the financial statement schedule included on page S-1 of this Form 10-K.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 13, 1997

                                PHYMATRIX CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

   For the year ended January 31, 1997, the one month ended January 31, 1996, the year ended December 31, 1995 and the period June 24, 1994 (inception) to December 31, 1994

                                 (In thousands)

                                                                      Additions
                                                      Balance at      Charged to          Deductions                    Balance
                                                      Beginning       Operating              From                       End of
                                                      of Period        Expenses            Reserves       Other (a)     Period
                                                      ----------      ----------          -----------    ---------      --------

Allowance for Doubtful Accounts and
Contractual Adjustments

Year ended January 31, 1997                            $16,565         $100,286            $91,070        $3,465        $29,247
One month ended January 31, 1996                        13,977            6,403              3,815            --         16,565
Year ended December 31, 1995                               963           35,761             29,509         6,762         13,977
Period from June 24 (inception) to December
31, 1994                                                    --              467                430           925            962

(a) Represents allowances of acquired entities.