Form 10-K/A
period 1997-01-31
PHYMATRIX CORP
filed 1997-05-30
CIK 1002022

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-K/A


(Mark One)

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1997

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to ______.

                         Commission file number 0-27568

                                PhyMatrix Corp.
             (Exact name of registrant as specified in its charter)

                              ----------------------

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

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share.

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     On April 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $137,682,609. On April 25, 1997, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 22,666,784.


================================================================================

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth certain information as of May 4, 1997 concerning the directors and executive officers of the Company.

Name                                            Age     Position
----                                            ---     --------
Abraham D. Gosman..........................     67      Chairman of the Board of Directors and Chief Executive
                                                        Officer
Frederick R. Leathers......................     39      Chief Financial Officer and Treasurer
Francis S. Tidikis.........................     49      Chief Operating Officer
William A. Sanger..........................     47      Executive Vice President of Acquisitions
Edward E. Goldman, M.D.....................     52      Executive Vice President of Physician Development
Gregory Gardner............................     41      Executive Vice President Finance
Don S. Harvey..............................     39      Vice President of Operations
Alberto M. Hernandez.......................     36      General Counsel
Robert A. Miller...........................     42      Director and President
Eric Moskow................................     38      Director and Executive Vice President Strategic Planning
Bruce A. Rendina...........................     43      Vice Chairman of the Board of Directors
Hugh L. Carey..............................     78      Director
Joseph N. Cassese..........................     67      Director
John T. Chay...............................     39      Director
David M. Livingston, M.D...................     56      Director
Stephen E. Ronai...........................     60      Director

     The following is a biographical summary of the experience of the executive officers and directors of the Company:

     Abraham D. Gosman has served since June 1994 as an executive officer of the Company and is presently the Chairman of the Board of Directors and Chief Executive Officer of the Company. Previously, he founded and was the principal owner of The Mediplex Group, Inc. ("Mediplex"), a diversified health care company, and its predecessor companies for more than 15 years, with the exception of the period from April 1986 to August 1990 when Mediplex was owned by Avon Products, Inc. ("Avon"). He was the Chief Executive Officer of Mediplex from its inception to September 1988 and assumed that position again after Mediplex was purchased from Avon in August 1990. In addition, Mr. Gosman has served as Chairman of the Board of Trustees and Chief Executive Officer of Meditrust, the nation's largest health care real estate investment trust, since its inception in 1985. In October 1996, Mr. Gosman became Chairman of the Board of Trustees of CareMatrix Corporation, an assisted living development and management company.

     Frederick R. Leathers has served since June 1994 as the Chief Financial Officer and Treasurer of the Company. Previously, he served as Treasurer, Chief Financial Officer and Principal Accounting Officer of Mediplex from October 1991 to June 1994, Corporate Controller from May 1991 to October 1991 and held the position of Assistant Controller from May 1986 to May 1987. He was Treasurer of A.M.A. Advisory Corp. (the advisor to Meditrust) and Controller of Meditrust from July 1988 to January 1991. Mr. Leathers was associated with State Street Bank and Trust Company, Inc. in the mutual funds division from May 1987 to July 1988.

     Francis S. Tidikis has been the Company's Chief Operating Officer since November 1996. He also served from January 1996 to March 1996 as the Company's Executive Vice President of Marketing and from March 1996 to October 1996 as its Executive Vice President of Operations. Previously, Mr. Tidikis was Senior Vice President of Physician Management Services for Tenet Healthcare Corporation from March 1995 to January 1996. Mr. Tidikis had been with Tenet Healthcare Corporation and its predecessor, National Medical Enterprises, since April 1981, serving as Executive Vice President of the Eastern District from June 1991 to February 1995 and as Vice President of Operations for the Eastern Region Hospital Group from February 1984 to September 1990. Mr. Tidikis currently serves as a director of Professional Liability Insurance Company.

     William A. Sanger has served since September 1994 as an Executive Vice President of the Company. Previously, he served as the President and Chief Executive Officer of JFK Medical Center in Atlantis, Florida from February 1992 to September 1994 where he developed integrated delivery networks and implemented a comprehensive physician acquisition strategy. He served as Executive Vice President and Chief Operating Officer of Saint Vincent Medical Center, Toledo, Ohio from January 1990 to February 1992.

     Edward E. Goldman, M.D. has served since October 1994 as President of a subsidiary of the Company, since October 1995 as an executive officer of the Company and is presently Executive Vice President of Physician Development. Dr. Goldman is a board certified family practice physician and previously served as Chairman of PAL-MED Health Services from February 1983 to September 1994, a multi-specialty IPA which provides physicians services and manages health care related services.

     Gregory Gardner has served since November 1996 as Executive Vice President Finance of the Company. Previously, he served as Senior Vice President, Financial Operations of Good Samaritan & St. Mary's Medical Centers from August 1995 to November 1996. From November 1990 to December 1993 Mr. Gardner served as American Medical International, Inc.'s Corporate Director of Finance and from January 1994 to July 1995 as its Corporate Director of Development.

     Don S. Harvey has served as an operations officer of the Company since April 1995 and as an executive officer since October 1995 and is presently Senior Vice President of Operations. He was a consultant to the Company from January 1995 to April 1995. Mr. Harvey served as Executive Vice President and Chief Operating Officer of JFK Medical Center in Atlantis, Florida from April 1990 to December 1994, where he developed and managed medical related services.

     Alberto M. Hernandez has served as general counsel since July 1996 and as an executive officer since March 1997. Mr. Hernandez was associated with the Miami, Florida law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A. from March 1991 through June 1996.

     Robert A. Miller has been the Company's President and a director of the Company since March 1997. He also served from June 1994 to February 1997 as the Company's Executive Vice President of Acquisitions. Previously, he served as Senior Vice President/Development Operations of Mediplex from September 1992 and Vice President from June 1991. Mr. Miller served as Regional Operations Director for New Medico Associates from January 1991 to October 1991. Previously, Mr. Miller was Vice President of Hospital Operations of Glenbeigh, Inc., where he was employed from 1979 through 1991.

     Eric Moskow, M.D, has served as a director of the Company and has been Executive Vice President of Strategic Planning of the Company since September 1996. He founded Physician's Choice Management, LLC ("Physician's Choice") in October 1995 and served as its Executive Vice President from October 1995 to October 1996. Prior to establishing Physician's Choice, he served as Medical Director for Mediplex of Ridgefield from

November 1994 to August 1996 and as Associate Medical Director for US Healthcare in Connecticut from 1988 to 1990. Dr. Moskow is board-certified in internal medicine and has served as President of the Family Medical Associates of Ridgefield for the past nine years,

     Bruce A. Rendina has served as a director of the Company since January 29, 1996 and assumed the role of Vice Chairman of the Board of Directors in March 1997. Mr. Rendina has served since 1994 as President of DASCO, which he co-founded. Previously, he served as its Executive Vice President from 1987 to 1994.

     Hugh L. Carey has served as a director of the Company since February 21, 1996. Currently, he is Chairman of the Board of Advisors of Cambridge Partners, L.L.C. He served as an Executive Vice President of W.R. Grace & Company from January 1989 to December 1995. He was Governor of the State of New York from January 1974 to January 1982. He is currently a director of Triarc Companies, Inc.

     Joseph N. Cassese has served as a director of the Company since January 29, 1996. Mr. Cassese was the Vice President of Mediplex from January 1976 to March 1986 and the President of Mediplex from March 1986 to March 1988 and again from August 1990 to December 1991. Mr. Cassese was also a Vice President of A.M.A. Advisory Corp., the advisor to Meditrust, from April 1988 to August 1990. Mr. Cassese has been retired since December 1991.

     John T. Chay has served as a director of the Company since April 15, 1996. Mr. Chay has served as an executive officer of Nutrichem, Inc. which he co-founded in November 1993 and has served since June 1991 as Chief Executive Officer of The HealthLink Group, Inc., a practice management consulting firm which he also founded.

     David M. Livingston, M.D. has served as a director of the Company since January 29, 1996. Dr. Livingston has been a Director of Dana-Farber Cancer Institute in Boston, Massachusetts since 1991 and has been employed as a physician at the Institute since 1973. He currently serves as Chairman of the Institute's Department of Medicine and Executive Committee for Research and as a Trustee of the Institute. He is also the Emil Frei Professor of Medicine at Harvard Medical School where he has taught since 1973.

     Stephen E. Ronai has served as a director of the Company since January 29, 1996. Mr. Ronai has been a partner in the Connecticut law firm of Murtha, Cullina, Richter and Pinney since 1984 where he serves as Chairman of the firm's Health Care Department. He is a member of the American Academy of Healthcare Attorneys of the American Hospital Association and the National Health Lawyers Association. From 1989 to 1995 he served as a member of the Board of Directors of the National Health Lawyers Association. He also formerly served as Chairman of the Board of Trustees of the Connecticut Hospital Association.

Section 16(a) Beneficial Ownership Reporting Compliance

     Messrs. Gosman, Leathers, Sanger, Miller, Goldman, Tidikis, Harvey, Sands, Cassesse, Rendina and Ronai and Dr. Goldman each filed their Form 3 with the Securities and Exchange Commission (the "SEC") on March 19, 1996. The Company's common stock was registered under the Securities Act on January 23, 1996. Mr. Carey filed his Form 3 with the SEC on April 20, 1996. Mr. Carey became a director of the Company on February 21, 1996. Mr. Gardner filed his Form 3 with the SEC on May 29, 1997. Mr. Gardner became an executive officer of the Company on November 17, 1996. Mr. Gosman filed a Form 4 with the SEC on October 8, 1996 with respect to two transactions and an amended Form 4 with the SEC on January 6, 1997 with respect to four transactions. Mr. Harvey filed a Form 4 with the SEC on March 31, 1996 with respect to three transactions.

Item 11.  Executive Compensation

     The following table sets forth certain information regarding compensation paid or accrued by the Company during the period June 24, 1994 (inception) to December 31, 1994, the year ended December 31, 1995 and the fiscal year ended January 31, 1997, to the Company's Chief Executive Officer and to five other executive officers of the Company (the "Named Executive Officers").

                                             SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                Compensation Awards
                                                                  Annual       --------------------        All Other
                                                               Compensation    Securities Underlying    Compensation (2)
           Name and Principal Position             Year(1)      Salary ($)          Options (#)                ($)
           ---------------------------             -------     ------------        -------------        -----------------
Abraham D. Gosman................................    1997         225,000                 --                   --
   Chairman and Chief Executive Officer              1995         225,000                 --                   --
                                                     1994         116,682                 --
Donald A Sands (3)(4)............................    1997         462,026                 --               87,015
   Vice President - Medical Facility Development
Bruce A. Rendina (3).............................    1997         435,782                 --               53,948
   President of DASCO Development Corporation
Edward E. Goldman, M.D...........................    1997         398,473                 --                   --
   Executive Vice President of Physician Development 1995         400,000                 --                   --
                                                     1994         133,333                 --
William A. Sanger................................    1997         304,976                 --                   --
   Executive Vice President                          1995         304,571                 --                  174
                                                     1994          98,038                 --
Francis S. Tidikis (3)...........................    1997         275,156            150,000(5)                --
   Chief Operating Officer


(1) In January 1996, the Company changed its fiscal year end from December 31 to January 31.
(2)  Amounts indicated are for life insurance premiums paid by the Company.
(3) Messrs. Sands, Rendina and Tidikis became executive officers of the Company in January 1996.
(4)  Mr. Sands' employment with the Company terminated in January 1997.
(5)  Represents options granted to Mr. Tidikis on January 23, 1996.


Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding options granted during the fiscal year ended January 31, 1997 by the Company to each of the Named Executive Officers:

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                                                                                        Rates of
                                                                                                       Stock Price
                                                                                                      Appreciation
                                                                                                       for Option
                                    Individuals Grants                                                  Term (A)
------------------------------------------------------------------------------------------  ---------------------------------
                                              % of Total
                              Number of         Options
                             Securities       Granted to       Exercise
                             Underlying        Employees          or
                               Options         in Fiscal         Base        Expiration
Name                         Granted (#)         Year        Price ($/Sh)       Date            5% ($)           10% ($)
----------------------------------------        ------       ------------      ------          --------         --------
Abraham D. Gosman........          --              --%        $   --            --               $   --          $     --
Donald A. Sands..........          --              --             --            --                   --                --
Bruce A. Rendina.........          --              --             --            --                   --                --
Edward E. Goldman........          --              --             --            --                   --                --
William A. Sanger........          --              --             --            --                   --                --
Francis S. Tidikis.......     100,000             6.1            $15.00       1/23/06         1,636,000         3,493,000
                               10,000               *            $18.375      1/23/06           129,850           315,550
                               40,000             2.5            (B)          1/23/06           674,400(C)      1,417,200(C)

---------------------------
*Less than 1%

(A) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. The Company has not granted stock appreciation rights to date.
(B)  Fair market value on the date such options become exercisable.
(C) Assuming an exercise price of $14.50 (the closing price of the Common Stock on The Nasdaq National Market on May 9, 1997).


Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values.

     The Named Executive Officers did not exercise any options during the fiscal year ended January 31, 1997. As of such date, Mr. Tidikis held options to purchase 150,000 shares of the Common Stock, 30,000 shares of which were exercisable. None of the other Named Executive Officers held options as of such date. The value of the exercisable portion of Mr. Tidikis' options was $17,500 and the value of the unexercisable portion of his options was $70,000. Value is calculated on the basis of the difference between the option exercise price and $15.875, the closing price for the Common Stock on The Nasdaq National Market on January 31, 1997, multiplied by the number of shares of the Common Stock underlying the option. No value is determinable with respect Mr. Tidikis' option to purchase 40,000 shares of the Common Stock which is unexercisable and which will have its exercise price determined on the date that it becomes exercisable.

Compensation of Directors

     Officers who are members of the Board of Directors do not receive compensation for serving on the Board. Each other member of the Board receives annual compensation of $15,000 for serving on the Board, plus a fee of $1,000 for each Board of Directors' meeting attended. In addition, such directors receive an additional fee of $500 for each committee meeting attended, except that only one fee will be paid in the event that more than one such meeting is held on a single day. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties. Each non-employee director who was a member of the Compensation Committee at the time of the closing of the Initial Public Offering received options to purchase 10,000 shares of Common Stock at the offering price pursuant to the Equity Plan. Each director who is a member of the Compensation Committee on the first business day following each annual meeting of the shareholders will receive the option to purchase 2,500 shares of Common Stock. Any of such options granted to a member of the Compensation Committee under the Equity Plan will be exercisable one year following the date of grant.

Employment Agreements

     The Company has entered into an employment agreement with Mr. Rendina that provides for an initial one year term automatically renewable for successive one year periods until either party elects not to renew. The base salary for Mr. Rendina under the agreement is $330,000 per year. In addition, he is entitled to receive bonuses and benefits, including life, accident, health and dental insurance. The agreement may be terminated by the Company without cause upon 90 days notice and with cause effective immediately upon notice. The agreement may be terminated by Mr. Rendina immediately upon notice.

     The Company has entered into an employment agreement with Dr. Goldman that provides for an initial three year term automatically renewable for an initial period of two years and for successive periods of one year thereafter, unless either party elects not to renew. The base salary for Dr. Goldman under the agreement is $400,000 per year. In addition, he is entitled to receive bonuses and benefits, including health insurance, dental insurance, short and long term disability, life insurance and a car allowance. The agreement may be terminated by the Company without cause upon 30 days notice (180 days notice after the first anniversary of the agreement) and with cause (as defined in the agreement) effective immediately upon notice. Dr. Goldman may terminate the agreement immediately if the Company fails to fulfill its obligations thereunder or without cause upon 30 days notice. In the event that Dr. Goldman is terminated without cause, he is entitled to receive his base salary for the lesser of (i) the remaining term of the then current employment period or (ii) 12 months following the effective date of his termination of employment. The agreement contains restrictive covenants prohibiting Dr. Goldman from competing with the Company, or soliciting employees of the Company to leave, during his employment and for a period of two years after termination of the agreement other than after a termination by the Company without cause or by Dr. Goldman for good reason.

     The Company has entered into an employment agreement with Mr. Sanger that provides for an initial three year term that is automatically renewable for successive one year periods until either party elects not to renew. The base salary for Mr. Sanger under the agreement is $300,000 per year. In addition, he is entitled to receive bonuses and benefits, including health insurance, dental insurance, short and long term disability, life insurance and a car allowance. The agreement may be terminated by the Company without cause and with cause (as defined in the agreement) effective immediately upon written notice. Mr. Sanger may terminate the agreement upon written notice to the Company, if the Company fails to pay any sums due or perform substantially all of its duties and obligations under the agreement. In the event that Mr. Sanger is terminated without cause, he is entitled to receive his base salary for 12 months following the effective date of his termination of employment. The agreement contains restrictive covenants prohibiting Mr. Sanger from competing with the Company, or soliciting employees of the Company to leave during his term of the agreement and for a period of twelve months thereafter (if Mr. Sanger is terminated with cause or if he chooses not to renew the agreement).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 25, 1997, certain information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Stock, by each director and each of the Named Executive Officers of the Company and by all directors and executive officers as a group. Except as indicated in the footnotes, all of such shares of Common Stock set forth in the following table are owned directly, and the indicated person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person:


                                                Amount of Beneficial Ownership
                                                      Shares
                                                    Beneficially   Percentage
Name                                                   Owned         Owned
----                                                -----------    -------
Abraham D. Gosman (1).........................      8,487,126         37.4%
Putnam Investments, Inc. (2)..................      2,322,300         10.2
Donald A. Sands (3)...........................        908,334          4.0
Bruce A. Rendina (4)..........................        908,333          4.0
Edward E. Goldman, M.D........................        168,112          *
William A. Sanger.............................        336,224          1.5
Francis S. Tidikis (5)........................         31,085          *
Hugh L. Carey.................................             --          *
Joseph N. Cassese (6).........................         30,000          *
John T. Chay..................................        142,833          *
David M. Livingston, M.D......................             --          *
Eric Moskow (7)...............................        175,252          *
Stephen E. Ronai (8)..........................         14,000          *
All directors and executive officers
 as a group (16 persons) (9)..................     12,190,791         53.8


* Less than one percent.

(1) Includes 4,000,000 shares held by Mr. Gosman as trustee for the benefit of his two adult sons. Mr. Gosman's business address is PhyMatrix Corp., 777 South Flagler Drive, West Palm Beach, FL 33401.

(2) Putnam Investments, Inc. ("PIT") and its wholly-owned subsidiary Putnam Investment Management, Inc. ("PIM") have shared dispositive power with respect to such shares, including 1,096,700 shares with respect to which Putnam New Opportunities Fund (the "Fund") has shared voting and dispositive power. The address of PIT, PIM and the Fund is One Post Office Square, Boston, Massachusetts 02109. The foregoing is based upon the
     Schedule 13G dated July 10, 1996 filed by PIT, PIM and the Fund.

(3)  Represents shares held by two limited partnerships controlled by Mr.
     Rendina.

(4) Represents shares held by two limited partnerships controlled by Mr. Sands and his wife.

(5) Includes 85 shares owned by Mr. Tidikis' wife with respect to which Mr. Tidikis disclaims beneficial ownership and 30,000 shares which Mr. Tidikis has the right to acquire beneficial ownership of upon exercise of an option.

(6) Includes 10,000 shares which Mr. Cassese has the right to acquire beneficial ownership of upon exercise of an option.

(7) Includes 100,000 shares which Dr. Moskow has the right to acquire beneficial ownership of upon exercise of an option.

(8) Includes 10,000 shares which Mr. Ronai has the right to acquire beneficial ownership of upon exercise of an option.

(9) Includes 218,332 shares which the directors and executive officers have the right to acquire beneficial ownership of upon exercise of an option.


Item 13.  Certain Relationships and Related Transactions

     During 1994 and 1995, the Related Companies and Mr. Gosman completed the acquisition of various companies and businesses which were transferred to the Company in connection with the Formation.

     As of January 31, 1997, the Company had no outstanding borrowings from Mr. Gosman. At December 31, 1995 the Company had a $19.5 million loan from NationsBank, which was guaranteed by Mr. Gosman. Mr. Gosman did not receive any consideration for this or any other guarantee he has provided on behalf of the Company. The $19.5 million loan was repaid from the net proceeds of the initial public offering. After repayments to Mr. Gosman made from the net proceeds of the initial public offering totalling $28.7 million, the Company owed Mr. Gosman approximately $10.8 million, which was repaid from the net proceeds of the Debt Offering. All amounts loaned to the Company by Mr. Gosman accrue interest at a floating rate equal to NationsBank's prime rate. The Company agreed to repay in full the amount owed to Mr. Gosman from the proceeds of any public offering by the Company of its debt or equity securities and to repay Mr. Gosman from the proceeds of any institutional debt financing by the Company for working capital purposes, except that the amount to be repaid from such institutional debt financing proceeds would not exceed 25% of the maximum amount available to be borrowed under the terms of the financing. Pursuant to such agreement, the $11.7 million the Company owed Mr. Gosman (including additional amounts borrowed since the closing of the initial public offering) was repaid from the net proceeds of the Debt Offering.

     In connection with the acquisition of OTI in March 1995, Mr. Gosman guaranteed until the later of the satisfaction of certain financial covenants or July 31, 1998 the repayment by a subsidiary of the Company of a portion of the $17.5 million in acquisition financing from FINOVA Capital Corporation ("FINOVA"). Mr. Gosman's liability under the guarantee was limited to no more than $6.1 million. The Company used the net proceeds of the initial public offering to repay in full its obligations to FINOVA.

     During 1995, in addition to the guarantee discussed above, Mr. Gosman guaranteed the payment by the Company of indebtedness in the amount of $4.6 million incurred in connection with the acquisition of DASCO, all of which was repaid during 1996. In addition, Mr. Gosman executed a reimbursement agreement and provided collateral for a letter of credit to secure other indebtedness of the Company in the amount of $5.4 million incurred in connection with the acquisition of Oncology & Radiation Associates, P.A. Upon the closing of the initial public offering, the Company obtained the release of Mr. Gosman from these guarantees and from his other obligations with respect to acquisition indebtedness through the assumption by the Company of Mr. Gosman's obligation to pay such Acquisition indebtedness and of the obligation to provide cash collateral for the letter of credit.

     The Company occupies office space for its principal offices in West Palm Beach, Florida under the terms of a lease which the Company assumed from a company the stockholders and executive officers of which include Messrs. Gosman, Leathers, Miller and Sanger and Dr. Goldman. The Company estimates that the total amount of lease payments to be made under the assumed lease through the end of the current lease term will equal approximately $900,000.

     In connection with the Formation, the following executive officers and directors of the Company received the indicated number of shares of Common Stock in exchange for their shares of common stock of the Related Companies: Mr. Gosman (including shares held for the benefit of his two adult sons), 8,282,305; Mr. Rendina, 916,667; Mr. Chay, 133,333; Mr. Sands, 916,667; Mr. Leathers, 459,505; Mr. Miller, 459,505; Mr. Sanger, 336,224; and Dr. Goldman, 168,112.

     Various persons who upon the closing of the initial public offering and the Formation became employees and/or officers of the Company were employees and/or officers of companies the stockholders and executive officers of which included Mr. Gosman and Mr. Leathers. The services of such employees and/or officers were provided to the Company at cost prior to the Formation under the terms of a management agreement.

     DASCO provides development and other services in connection with the establishment of health parks, medical malls and medical office buildings. DASCO provides these services to or for the benefit of the owners of the new facilities, which owners are either corporations or limited partnerships. Mr. Sands and Mr. Rendina have obtained equity interests in the entities which own 26 of the 29 facilities developed by DASCO. The collective interests of Messrs. Sands and Rendina range from 17% to 100%. In addition, Mr. Gosman individually and as trustee for his two sons and Frederick R. Leathers, Robert A. Miller, William A. Sanger and Edward E. Goldman have obtained limited partnership interests ranging from 14% to 36% in the entities which own 11 facilities being developed by the Company through DASCO. During the year ended January 31, 1991, DASCO recorded revenues in the amount of approximately $10 million related to facilities developed by DASCO in which equity interests have been obtained by related parties.

     The Company provides construction management, development marketing and consulting services to entities principally owned by Mr. Gosman in connection with the development and operation by such entities of several medical facilities. During the year ended January 31, 1997, the Company recorded revenues in the amount of approximately $7 million related to such services. The Company provides these services to affiliated parties on terms no less favorable to the Company than those provided to unaffiliated parties.

     Meditrust, a publicly traded real estate investment trust with assets in excess of $2.4 billion dollars of which Mr. Gosman is the Chairman of the Board and Chief Executive Officer, has provided financing in the aggregate amount of $176.0 million for the development of 19 facilities developed by DASCO.

     Mr. Ronai is a partner in the Connecticut law firm of Murtha, Cullina, Richter and Pinney which has been retained to perform certain legal services for the Company.

     During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, a newly formed management services organization that provides management services to an independent physician association composed of over 300 physicians based in Connecticut ("Physician's Choice"). The Company acquired this interest in exchange for a payment of $1.5 million to the stockholders of Physician's Choice, including Dr. Moskow. During September 1996, the Company acquired the remaining 56.25% interest from such stockholders for a payment of $1 million in cash plus 363,442 shares of the Company's Common Stock.

     The Company loaned the shareholders of Physician's Choice, including Dr. Moskow, an aggregate of $2.3 million to pay the tax liability related to the sale of Physician's Choice. The loans are secured by a pledge of the Common Stock held by the former shareholders of Physician's Choice.

     The Company leases space on behalf of its affiliated physicians at competitive rates at Palm Beach Gardens medical mall. Mr. Gosman owns a limited partnership interest in the limited partnership which is general partner of the limited partnership which owns the medical mall. The aggregate base rent under such leases is approximately $657,000.

     During November 1994, the Company acquired Nutrichem. In connection with the acquisition, the Company was required to make contingent note payments of $4.4 million to the stockholders of Nutrichem, including Mr. Chay. The Company paid in full the contingent note with the proceeds of the initial public offering.

     In connection with an acquisition, the Company was required to assume an unfavorable lease which was assigned in January 1997 to an entity principally owned by Mr. Gosman. The difference between the cost and value of the lease is approximately $559,000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May, 1997.

                                   PHYMATRIX CORP.


                                   By: /s/ Frederick R. Leathers
                                       ---------------------------------------
                                        Chief Financial Officer, Treasurer
                                        and Principal Accounting Officer