Form 10-Q
period 1997-04-30
PHYMATRIX CORP
filed 1997-06-13
CIK 1002022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997

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

                    Common Stock, par value $0.01 per share
                                      ----

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     On June 6, 1997, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 22,977,720.

                                 PHYMATRIX CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Balance Sheets -- April 30, 1997 (unaudited) and January 31, 1997                     3

            Consolidated Statements of Operations (unaudited) - Three Months Ended April 30, 1997              4
                 and 1996

            Consolidated Statements of Cash Flows (unaudited) - Three Months Ended April 30, 1997              5
                 and 1996

            Notes to Consolidated Financial Statements (unaudited) - Three Months Ended April 30, 1997       6-8
                 and 1996

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Information             9


PART II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                                  13

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure              13


PART I - FINANCIAL INFORMATION
-------------------------------------------
Item 1.  Financial Statements


                              PHYMATRIX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                    April 30,            January 31,
                                                                                      1997                  1997
                                                                                  ------------           ------------
                                                                                  (unaudited)

 ASSETS
 Current assets
         Cash and cash equivalents                                                $ 73,660,490           $ 79,893,679
         Receivables:
                 Accounts receivable, net                                           42,010,938             35,846,268
                 Other receivables                                                   3,139,984              2,318,395
                 Notes receivable                                                   12,962,126             10,125,000
          Prepaid expenses and other current assets                                  4,891,023              3,680,709
                                                                                  ------------           ------------
                         Total current assets                                      136,664,561            131,864,051

 Property, plant and equipment, net                                                 37,293,554             38,666,523
 Notes receivable                                                                    7,568,700              4,938,700
 Goodwill, net                                                                      70,063,915             67,169,274
 Management service agreements, net                                                 40,751,613             40,196,102
 Investment in affiliates                                                            3,450,955              3,399,859
 Other assets (including restricted cash)                                           11,890,684             11,889,338
                                                                                  ------------           ------------
 Total assets                                                                     $307,683,982           $298,123,847
                                                                                  ============           ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
         Current portion of debt and capital leases                               $  3,652,226           $  3,745,500
         Accounts payable                                                            9,632,044              7,728,234
         Accrued compensation                                                        1,085,485              1,480,250
         Accrued liabilities                                                        15,596,999             11,444,940
                                                                                  ------------           ------------
                         Total current liabilities                                  29,966,754             24,398,924

 Long-term debt and capital leases, less current portion                             6,851,838              7,676,950
 Convertible subordinated debentures                                               100,000,000            100,000,000
 Other long term liabilities                                                        14,280,037             14,004,143
 Deferred tax liability                                                                199,544              1,354,182
 Minority interest                                                                   1,819,993              1,798,321
                                                                                  ------------           ------------
                         Total liabilities                                         153,118,166            149,232,520

 Commitments and contingencies

 Shareholders' equity:
         Common Stock, par value $.01; 40,000,000 shares authorized;
                22,666,784 and 22,421,033 shares issued and outstanding
                at April 30, 1997 and January 31, 1997, respectively                   226,667                224,210
         Additional paid in capital                                                150,431,585            149,329,506
         Retained earnings (deficit)                                                 3,907,564               (662,389)
                                                                                  ------------           ------------
                         Total shareholders' equity                                154,565,816            148,891,327
                                                                                  ------------           ------------

 Total liabilities and shareholders' equity                                       $307,683,982           $298,123,847
                                                                                  ============           ============


        The accompanying notes are an integral part of the consolidated financial statements.

                                 PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Three            Three
                                                                                    Months           Months
                                                                                    Ended            Ended
                                                                                  April 30,        April 30,
                                                                                    1997             1996
                                                                                 -----------     -----------
                                                                                 (unaudited)     (unaudited)

 Net revenue from services                                                       $34,494,901     $20,052,278
 Net revenue from management service agreements                                   35,662,955      17,154,816
                                                                                 -----------     -----------
                 Total revenue                                                    70,157,856      37,207,094

 Operating costs and administrative expenses:
         Cost of affiliated physician management services                         16,976,863       8,533,111
         Salaries, wages and benefits                                             16,351,768      11,659,915
         Professional fees                                                         1,460,587         901,598
         Supplies                                                                  8,896,305       5,482,904
         Utilities                                                                   933,964         584,605
         Depreciation and amortization                                             2,171,871       1,592,711
         Rent                                                                      3,072,783       1,706,075
         Other                                                                    13,684,526       2,922,968
                                                                                 -----------     -----------
                 Total operating costs and
                     administrative expenses                                      63,548,667      33,383,887
                                                                                 -----------     -----------

 Interest expense, net                                                               656,467          40,991
 Interest expense shareholder                                                              -         228,480
 Income from investment in affiliates                                               (217,877)       (141,947)
                                                                                 -----------     -----------
                                                                                     438,590         127,524
                                                                                 -----------     -----------

 Income before provision for income taxes                                          6,170,599       3,695,683
 Income tax expense                                                                2,244,970       1,404,025
                                                                                 -----------     -----------

 Net income                                                                      $ 3,925,629     $ 2,291,658
                                                                                 -----------     -----------
 Net income per weighted average share                                           $      0.17     $      0.11
                                                                                 -----------     -----------
 Weighted average number of shares outstanding                                    23,708,982      21,529,950
                                                                                 -----------     -----------


        The accompanying notes are an integral part of the consolidated financial statements.

                              PHYMATRIX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three               Three
                                                                                Months              Months
                                                                                Ending              Ending
                                                                               April 30,           April 30,
                                                                                 1997                1996
                                                                              -----------         -----------
                                                                              (unaudited)         (unaudited)

 Cash flows from operating activities:
         Net income                                                           $ 3,925,629         $ 2,291,658
         Noncash items included in net income:
                 Depreciation and amortization                                  2,171,871           1,592,711
                 Other                                                           (730,922)            (15,245)
         Changes in receivables                                                (4,957,361)         (3,214,260)
         Changes in accounts payable and accrued liabilities                    3,772,297          (1,141,673)
         Changes in other assets                                               (1,940,709)           (248,777)
                                                                              -----------         -----------
                      Net cash provided (used) by operating activities          2,240,805            (735,586)
                                                                              -----------         -----------

 Cash flows from investing activities:
         Capital expenditures                                                    (194,482)           (682,709)
         Sale of assets                                                         1,490,000                   -
         Advances under notes receivable                                       (5,467,126)                   -
         Other assets                                                                   -             (84,285)
         Acquisitions, net of cash acquired                                    (3,750,688)         (2,738,114)
                                                                              -----------         -----------
                      Net cash used by investing activities                    (7,922,296)         (3,505,108)
                                                                              -----------         -----------

 Cash flows from financing activities:
         Repayment to shareholder                                                       -          (3,836,405)
         Proceeds from issuance of common stock                                    38,397                   -
         Release of cash collateral                                               480,182                   -
         Offering costs and other assets                                         (151,891)           (929,409)
         Repayment of debt                                                       (918,386)         (2,964,938)
                                                                              -----------         -----------
                      Net cash used by financing activities                      (551,698)         (7,730,752)
                                                                              -----------         -----------

 Decrease in cash and cash equivalents                                         (6,233,189)        (11,971,446)
 Cash and cash equivalents, beginning of period                                79,893,679          46,113,619
                                                                              -----------         -----------
 Cash and cash equivalents, end of period                                     $73,660,490         $34,142,173
                                                                              ===========         ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1997 and 1996 (Unaudited)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements include the accounts of PhyMatrix Corp. ("the Company"). These interim financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997. Operating results for the three months ended April 30, 1997 are not necessarily indicative of results that may be expected for the year.

2.       ACQUISITIONS AND RECENT DEVELOPMENTS

         During February 1997, the Company purchased the stock of a six physician practice pursuant to a merger and entered into a 40-year management agreement with the practice in exchange for 159,312 shares of Common Stock of the Company having a value of approximately $2,440,000. The transaction has been accounted for using the pooling-of-interests method of accounting.

         During February 1997, the Company purchased the assets of and entered into a 40-year management agreement with five physicians in Utah. The purchase price was $2,498,148. Of such purchase price, $1,378,148 was paid in cash and 75,293 shares of Common Stock of the Company were issued having a value of $1,120,000. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $1,499,013. The resulting intangible is being amortized over 40 years.

         During April 1997, the Company acquired a pulmonary physician network company for a base purchase price of $2,966,058. Of such purchase price, $673,211 was paid in cash and 180,717 shares of Common Stock of the Company were issued during May 1997 having a value of $2,292,847. There is also a contingent payment up to a maximum of $2,000,000 based on the acquired entities' earnings before taxes during the next three years which will be paid in cash and/or Common Stock of the Company. The purchase price was allocated to management service agreements and is being amortized over 30 years.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1997 and 1996 (Unaudited)


         During the three months ended April 30, 1997 and 1996, the Company acquired the assets and/or stock and assumed certain liabilities of various physician practices and medical support services companies. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:


                                                   April 30,
                                     -----------------------------------------
                                           1997                      1996
                                     ----------------         ----------------

Current assets                          $1,374,970                $       --
Property, plant and equipment              251,805                   693,220
Intangibles                              4,510,275                 3,038,394
Other noncurrent assets                    353,723                        --
Current liabilities                       (974,168)                       --
Debt                                            --                  (643,500)
Noncurrent liabilities                          --                  (350,000)
Equity                                  (1,765,917)                       --


         During March 1997, the Company signed a letter of intent to merge with Clinical Studies, Ltd. ("CSL"). CSL is one of the largest site management organizations ("SMOs") in the country. SMOs are management service companies that organize and manage multisite clinical investigators. CSL owns and operates 19 Phase I-IV research centers and is dedicated to the rapid enrollment of quality volunteers for investigational drug research in multiple therapeutic areas such as central nervous system, gerontology, women's health and endocrinology. The merger is subject to the satisfaction of various conditions, including the treatment of the merger for accounting purposes as a pooling of interests.

         During April 1997, the Company signed a letter of intent with Beth Israel Hospital to form an MSO to provide management services to the medical community in the greater metropolitan New York area. The letter of intent contemplates that the Company will acquire and manage the physician practice management operations of Beth Israel Health Care System, which consists of approximately 130 physicians with more than 20 primary and specialty medical offices located throughout New York City and Rockland and Westchester counties.

     While the Company intends to pursue the consummation of the transactions described in these letters of intent, there can be no assurance that these transactions will be consummated.

3.       NET INCOME PER SHARE

         Net income per common share is based upon the weighted average number of common shares outstanding (including stock required to be issued in the future pursuant to acquisition agreements) during the period. For the three months ended April 30, 1997 and 1996, the weighted average number of common shares outstanding were 23,708,982 and 21,529,950, respectively. When dilutive, stock options (less the number of treasury shares assumed to be purchased from the proceeds) are included in the calculation of the weighted average number of common shares outstanding. For the three months ended April 30, 1997, conversion of the 6-3/4% Convertible Subordinated Debentures issued in June 1996, is not assumed because the effect is anti-dilutive.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1997 and 1996 (Unaudited)


4.       RATIO OF EARNINGS TO FIXED CHARGES

         For the three months ended April 30, 1997, the ratio of earnings to fixed charges was 2.94. For purposes of computing the ratio of earnings to fixed charges, earnings represent income from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investees only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense.

5.       SUBSEQUENT EVENTS

         During June 1997, the Company purchased the assets of and assumed certain liabilities of two outpatient diagnostic imaging centers located in Florida. The base purchase price was $12,000,000 payable in shares of Common Stock of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company is a multispecialty management company that provides management services to the medical community. The Company also develops medical malls, medical office buildings, and health parks, both for its own account and for leading hospitals and health systems. The Company's primary strategy is to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliates with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices and through the management of independent physician associations ("IPAs") and specialty care physician networks by management service organizations ("MSOs") in which the Company has ownership interests. Where appropriate, the Company supports its affiliated physicians with related diagnostic and therapeutic medical support services. The Company's medical support services include radiation therapy, diagnostic imaging, infusion therapy, home health care, lithotripsy services and ambulatory surgery. Since its first acquisition in September 1994, the Company has acquired the practices of and entered into long-term agreements to affiliate with 300 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of over 3,700 multispecialty physicians; purchased a company that provides contract management services to approximately 2,400 physicians in specialty care networks; and acquired several medical support services companies and a medical facility development company.

         In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Acquisitions and Recent Developments

         During February 1997, the Company purchased the stock of a six physician practice pursuant to a merger and entered into a 40-year management agreement with the practice in exchange for 159,312 shares of Common Stock of the Company having a value of approximately $2,440,000. The transaction has been accounted for using the pooling-of-interests method of accounting.

         During February 1997, the Company purchased the assets of and entered into a 40-year management agreement with five physicians in Utah. The purchase price was $2,498,148. Of such purchase price, $1,378,148 was paid in cash and 75,293 shares of Common Stock of the Company were issued having a value of $1,120,000. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $1,499,013. The resulting intangible is being amortized over 40 years.

         During April 1997, the Company acquired a pulmonary physician network company for a base purchase price of $2,966,058. Of such purchase price, $673,211 was paid in cash and 180,717 shares of Common Stock of the Company were issued during May having a value of $2,292,847. There is also a contingent payment up to a maximum of $2,000,000 based on the acquired entities' earnings before taxes during the next three years which will be paid in cash and/or Common Stock of the Company. The purchase price was allocated to management service agreements and is being amortized over 30 years.

         During March 1997, the Company signed a letter of intent to merge with Clinical Studies, Ltd. ("CSL"). CSL is one of the largest site management organizations ("SMOs") in the country. SMOs are management service companies that organize and manage multisite clinical investigators. CSL owns and operates 19 Phase I-IV research centers and is dedicated to the rapid enrollment of quality volunteers for investigational drug research in multiple therapeutic areas such as central nervous system, gerontology, women's health and endocrinology. The merger is subject to the satisfaction of various conditions, including the treatment of the merger for accounting purposes as a pooling of interests.

         During April 1997, the Company signed a letter of intent with Beth Israel Hospital to form an MSO to provide management services to the medical community in the greater metropolitan New York area. The letter of intent contemplates that the Company will acquire and manage the physician practice management operations of Beth Israel Health Care System, which consists of approximately 130 physicians with more than 20 primary and specialty medical offices located throughout New York City and Rockland and Westchester counties.

Accounting Treatment

         The terms of the Company's relationships with its affiliated physicians are set forth in various asset and stock purchase agreements, management service agreements, and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquires the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable are typically purchased at the net realizable value. The purchase price of the practice generally consists of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. The management services or employment agreements delineate the responsibilities and obligations of each party.

         Net revenue from management service agreements include the revenues generated by the physician practices. The Company is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. Net revenues under management services agreements for the three months ended April 30, 1997, were $35.7 million.

Results of Operations

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

         The following discussion reviews the results of operations for the three months ended April 30, 1997 (the "1997 Quarter") compared to the three months ended April 30, 1996 (the "1996 Quarter"), respectively.

Revenues

         The Company derives revenues from health care services and medical facility development services. Within the health care segment, the Company distinguishes between revenues from cancer services, noncancer physician services and other medical support services. Cancer services include physician practice management services to oncology practices and certain medical support services, including radiation therapy, diagnostic imaging and infusion therapy. Noncancer physician services include physician practice management services to all practices managed by the Company other than oncology practices and administrative services to health plans which include reviewing, processing, and paying claims and subcontracting with specialty care physicians to provide covered services. Other medical support services include home health care services, lithotripsy, various health care management services, and ambulatory surgery.

         Net revenues were $70.2 million for the 1997 Quarter. Of this amount, $25.5 million or 36.3% of such revenues was attributable to cancer services; $32.0 million or 45.6% was related to noncancer physician services; $7.4 million or 10.6% of such revenues was attributable to other medical support services; and $5.3 million or 7.5% related to medical facility development.

         Net revenues were $37.2 million for the 1996 Quarter. Such revenues consisted of $21.1 million or 56.8% related to cancer services; $7.2 million or 19.4% related to noncancer physician services; $5.2 million or 13.9% related to other medical support services; and $3.7 million or 9.9% related to medical facility development.

Expenses

         The Company's cost of affiliated physician management services was $17.0 million or 47.6% of net revenue from management services agreements during the 1997 Quarter. The cost of affiliated physician management services was $8.5 million or 49.7% of net revenue from management services agreements during the 1996 Quarter. Net revenue for the physician practices managed by the Company was $35.7 million during the 1997 Quarter and $17.2 million during the 1996 Quarter. The cost of affiliated physician management services as a percentage of net revenue from management services varies based upon the type of physician practices.

         The Company's salaries, wages, and benefits increased by $4.7 million from $11.7 million or 31.3% of net revenues during the 1996 Quarter to $16.4 million or 23.3% of net revenues during the 1997 Quarter. The decrease as a percentage of net revenues is primarily attributable to the fact that since the Company's commencement of operations during the third quarter of 1994, it has been able to spread its salaries, wages, and benefits over a rapidly expanding revenue base.

         The Company's supplies expense increased by $3.4 million from $5.5 million or 14.7% of net revenues during the 1996 Quarter to $8.9 million or 12.7% of net revenues during the 1997 Quarter. The increase in supplies expense is primarily a result of the acquisition of additional physician practices. The supplies expense as a percentage of net revenues will vary based upon the type of physician practices.

         The Company's depreciation and amortization expense increased by $0.6 million from $1.6 million or 4.3% of net revenues during the 1996 Quarter to $2.2 million or 3.1% of net revenues during the 1997 Quarter. The increase is primarily a result of the acquisitions completed after the 1996 Quarter and the allocation of the purchase prices as required per purchase accounting. During the 1997 Quarter the Company sold the assets of an entity that it acquired in March 1995 and subsequently closed. The sale of the assets resulted in a gain of $0.7 million. In addition, the Company recorded nonrecurring charges of $0.4 million during the 1997 Quarter. These nonrecurring items have been included in other expenses on the statement of operations.

         The Company's rent expense increased by $1.4 million from $1.7 million or 4.6% of net revenues during the 1996 Quarter to $3.1 million or 4.4% of net revenues during the 1997 Quarter. Rent expense as a percentage of net revenue will vary based on the size of each of the affiliated practice offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market. The Company's net interest expense increased by $0.4 million from $0.3 million or 1% of net revenues during the 1996 Quarter to $0.7 million or 1% of net revenues during the 1997 Quarter.

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

         The amount of development fees and leasing and marketing fees are stated in the development and marketing agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During the 1997 Quarter, the Company's medical facility development generated revenues of $5.3 million and pretax income of $3.2 million.

Liquidity and Capital Resources

         Cash provided by operating activities was $2.2 million for the 1997 Quarter. Cash used by operating activities was $0.7 million for the 1996 Quarter. During the 1997 Quarter, the cash provided by operating activities resulted from the increased profitability of the Company's operations.

         Cash used by investing activities was $7.9 million and $3.5 million for the 1997 Quarter and 1996 Quarter, respectively. This primarily represents the funds required by the Company for the acquisition of physician practices and medical support services companies, along with the advances under notes receivables of $5.5 million during the 1997 Quarter. In addition, during the 1997 Quarter, the Company sold one of its radiation therapy centers that had been previously closed for $1.5 million.

         Cash used by financing activities was $0.6 million for the 1997 Quarter and primarily represented the repayment of debt of $0.9 million and the release of restricted cash collateralizing debt of $0.5 million. Cash used by financing activities was $7.7 million for the 1996 Quarter which primarily represented $3.8 million of repayments to shareholder and the repayment of $2.9 million in debt outstanding.

         At April 30, 1997, the Company's principal sources of liquidity consisted of working capital of $106.7 million which includes $73.7 million in cash. The Company also has $29.9 million of current liabilities, including approximately $3.7 million of indebtedness maturing before April 30, 1998.

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

         In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of April 30, 1997 the Company had committed to issue $11.1 million of Common Stock of the Company using the methodology discussed above.

         The Company's acquisition and expansion programs will require substantial capital resources. In addition, the operation of physician groups, integrated networks and related medical support services companies, and the development and implementation of the Company's management information systems, will require ongoing capital expenditures. The Company expects that its capital needs over the next several years will substantially exceed capital generated from operations. To finance its capital needs, the Company plans both to incur indebtedness and to issue, from time to time, additional debt or equity securities, including Common Stock or convertible notes, in connection with its acquisitions and affiliations.

         The Company expects that the existing working capital of $106.7 million which includes cash of $73.7 million and cash generated from operations and amounts to be made available under an acquisition/working capital line for which the Company is in the process of obtaining a commitment from a bank will be adequate to satisfy the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

Factors to be Considered

         The part of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1997 concerning certain factors that could cause the Company's actual results to differ materially from the results anticipated in such forward-looking statements. This discussion is hereby incorporated by reference into this Quarterly Report.

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27    Financial Data Schedule

(b) Reports on Form 8-K

None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of June, 1997.



                                             PHYMATRIX CORP.



                                        By:  /s/  Frederick R. Leathers
                                             --------------------------
                                             Chief Financial Officer, Treasurer
                                             and Principal Accounting Officer