Form 10-Q
period 1997-07-31
PHYMATRIX CORP
filed 1997-09-12
CIK 1002022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997

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

                     Common Stock, par value $0.01 per share

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     On September 9, 1997, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 24,137,376.

                                 PHYMATRIX CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - July 31, 1997 (unaudited) and January 31, 1997                           3

          Consolidated  Statements  of  Operations  (unaudited)  - Three and Six Months Ended July 31,           4
               1997 and 1996

          Consolidated Statements of Cash Flows (unaudited) - Six Months Ended July 31, 1997 and 1996            5

          Notes to Consolidated Financial Statements (unaudited) - Three
               and Six Months Ended July 31, 1997 and 1996                                                     6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                  9


PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                                                                 14

Item 6.   Exhibits and Reports on Form 8-K                                                                      14

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                  14

PART I - FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements


                              PHYMATRIX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                             July 31,              January 31,
                                                                              1997                    1997
                                                                           -------------         -------------
                                                                            (unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                             $   58,638,326         $  79,893,679
    Receivables:
            Accounts receivable, net                                          48,949,768            35,846,268
            Other receivables                                                  3,440,009             2,318,395
            Notes receivable                                                   2,364,537            10,125,000
     Prepaid expenses and other current assets                                 5,538,993             3,680,709
                                                                           -------------         -------------
                    Total current assets                                     118,931,633           131,864,051

Property, plant and equipment, net                                            40,214,895            38,666,523
Notes receivable                                                               7,884,700             4,938,700
Goodwill, net                                                                 84,355,699            67,169,274
Management service agreements, net                                            56,078,028            40,196,102
Investment in affiliates                                                       3,517,934             3,399,859
Other assets (including restricted cash)                                      12,400,247            11,889,338
                                                                           -------------         -------------
                    Total assets                                           $ 323,383,136         $ 298,123,847
                                                                           =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of debt and capital leases                             $   3,522,190         $   3,745,500
    Accounts payable                                                           7,449,454             7,728,234
    Accrued compensation                                                       1,002,940             1,480,250
    Accrued liabilities                                                       12,353,045            11,444,940
                                                                            ------------          -------------
                    Total current liabilities                                 24,327,629            24,398,924

Long-term debt and capital leases, less current portion                        7,863,224             7,676,950
Convertible subordinated debentures                                          100,000,000           100,000,000
Other long term liabilities                                                   11,759,706            14,004,143
Deferred tax liability                                                                 -             1,354,182
Minority interest                                                              1,854,455             1,798,321
                                                                            ------------          -------------
                    Total liabilities                                        145,805,014           149,232,520

Commitments and contingencies
Shareholders' equity:
    Common Stock, par value $.01; 40,000,000 shares authorized;
           23,926,850 and 22,421,033 shares issued and outstanding
           at July 31, 1997 and January 31, 1997, respectively                   239,269               224,210
    Additional paid in capital                                               169,160,700           149,329,506
    Retained earnings (deficit)                                                8,178,153              (662,389)
                                                                            ------------          -------------
                    Total shareholders' equity                               177,578,122           148,891,327
                                                                            ------------          -------------
Total liabilities and shareholders' equity                                 $ 323,383,136         $ 298,123,847
                                                                            ============          =============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                     July 31,                       July 31,
                                                         --------------------------       --------------------------
                                                              1997           1996            1997             1996
                                                         -----------     -----------     ------------     ----------
 Net revenues from services                              $35,466,628     $21,055,244     $ 69,961,529    $41,107,522
 Net revenue from management service agreements           40,022,268      19,368,739       75,685,223     36,523,555
                                                         -----------     -----------     ------------    -----------
             Total revenue                                75,488,896      40,423,983      145,646,752     77,631,077
                                                         -----------     -----------     ------------    -----------

 Operating costs and administrative expenses:
     Cost of affiliated physician management services     16,558,128       8,879,136       33,534,991     17,412,247
     Salaries, wages and benefits                         17,459,790      12,172,957       33,811,558     23,832,872
     Professional fees                                     1,679,590       1,102,847        3,140,177      2,004,445
     Supplies                                             10,823,207       6,097,539       19,719,512     11,580,443
     Utilities                                               943,190         593,915        1,877,154      1,178,520
     Depreciation and amortization                         2,361,439       1,672,977        4,533,310      3,265,688
     Rent                                                  3,448,507       1,734,748        6,521,290      3,440,823
     Provision for bad debts                               1,014,993         740,529        2,315,071      1,320,777
     Other                                                14,097,505       2,617,372       26,481,954      4,960,092
                                                         -----------      ----------     ------------    -----------
             Total operating costs and
                    administrative expenses               68,386,349      35,612,020      131,935,017     68,995,907
                                                         -----------     -----------     ------------    -----------

 Interest expense, net                                       726,133         399,421        1,382,600        440,412
 Interest expense shareholder                                      -         140,886                -        369,366
 Income from investment in affiliates                       (195,108)       (127,051)        (412,985)      (268,998)
                                                         -----------     -----------     ------------    -----------
                                                             531,025         413,256          969,615        540,780
                                                         -----------     -----------     ------------    -----------
 Income before provision for income taxes                  6,571,522       4,398,707       12,742,120      8,094,390
 Income tax expense                                        2,300,934       1,627,856        4,545,904      3,031,881
                                                         -----------     -----------     ------------    -----------
 Net income                                              $ 4,270,588     $ 2,770,851     $  8,196,216     $5,062,509
                                                         ===========     ===========     ============    ===========
 Net income per weighted average share                   $      0.18     $      0.13     $       0.34     $     0.23
                                                         -----------     -----------     ------------    -----------
 Weighted average number of shares outstanding            24,266,939      21,845,841       23,863,289     21,689,631
                                                         ===========     ===========     ============    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              PHYMATRIX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ending July 31,
                                                                ---------------------------
                                                                   1997            1996
                                                                -----------      ----------
 Cash flows from operating activities:
     Net income                                                  $8,196,216       $5,062,509
     Noncash items included in net income:
             Depreciation and amortization                        4,533,310        3,265,688
             Other                                                 (626,401)          19,252
     Changes in receivables                                      (9,054,502)      (6,493,010)
     Changes in accounts payable and accrued liabilities         (2,388,635)      (1,012,392)
     Changes in other assets                                     (1,714,443)      (1,879,705)
                                                                 -----------    -------------
                     Net cash used by operating activities       (1,054,455)      (1,037,658)
                                                                 -----------    -------------

 Cash flows from investing activities:
     Capital expenditures                                        (2,614,421)      (1,684,607)
     Sale of assets                                               1,490,000                -
     Repayments of notes receivable                              10,000,000                -
     Advances under notes receivable                             (5,310,537)        (250,000)
     Other assets                                                  (605,490)         (84,285)
     Acquisitions, net of cash acquired                         (22,250,306)      (6,980,003)
                                                                ------------    -------------
                     Net cash used by investing activities      (19,290,754)      (8,998,895)
                                                                ------------    -------------

 Cash flows from financing activities:
     Repayment to shareholder                                             -      (15,446,759)
     Proceeds from issuance of common stock                         649,727          205,000
     Proceeds from issuance of convertible subordinated
            debentures                                             (114,281)      97,102,738
     Release of cash collateral                                     480,182        1,537,282
     Offering costs and other                                      (618,658)      (2,343,015)
     Repayment of debt                                           (1,668,563)      (5,466,118)
     Proceeds from debt                                             361,449                -
                                                                 -----------    ------------
                     Net cash provided (used) by financing
                          activities                               (910,144)      75,589,128
                                                                 -----------    ------------

 Increase (decrease) in cash and cash equivalents               (21,255,353)      65,552,575
 Cash and cash equivalents, beginning of period                  79,893,679       46,113,619
                                                                ------------    ------------
 Cash and cash equivalents, end of period                       $58,638,326     $111,666,194
                                                                ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1997 and 1996 (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of PhyMatrix Corp. ("the Company"). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997. Operating results for the three and six months ended July 31, 1997 are not necessarily indicative of results that may be expected for the year.

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

     During April 1997, the Company acquired a pulmonary physician network company for a base purchase price of $2,966,058. Of such purchase price, $673,211 was paid in cash and 180,717 shares of Common Stock of the Company were issued during May 1997 having a value of $2,292,847. There is also a contingent payment up to a maximum of $2,000,000 based on the acquired entities' earnings before taxes during the next three years which will be paid in cash and/or Common Stock of the Company. The purchase price was allocated to goodwill and is being amortized over 30 years.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The purchase price was $2,550,000. Of such purchase price $1,200,000 was paid in cash and $1,350,000 is payable during May 1998 in Common Stock of the Company with such number of shares to be issued based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long-term liabilities at July 31, 1997. The purchase price has been allocated to management service agreements and is being amortized over 40 years.

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12,500,000 plus the assumption of debt and capital leases totaling $1,570,078. Of such purchase price, $500,000 was paid in cash and the remaining $12,000,000 was paid by the issuance of 773,026 shares of Common Stock of the Company, 562,500 of which were issued in June and 210,526 of which were issued in September. The purchase price was allocated to the assets at their fair market value, including goodwill of $10,180,273. The resulting intangible is being amortized over 30 years.

     During June 1997, the Company acquired the remaining 20% interest in a lithotripsy company that it purchased during 1994. The interest was acquired in exchange for cash and 54,500 shares of Common Stock of the Company having a total value of $2,005,000. The purchase price was allocated to goodwill and is being amortized over 20 years.

     During June 1997, the Company issued 100,002 shares of Common Stock of the Company having a value of approximately $1,500,000 to the former shareholders of Pinnacle Associates, Inc. ("Pinnacle"). The issuance of the shares represented the merger consideration for Pinnacle which was purchased during 1995.

     During July 1997, the Company entered into a management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater Metropolitan New York area. In addition, the Company and Beth Israel Hospital will be completing the formation of an MSO to manage the medical risk contracting to the more than 2,000 physicians affiliated with Beth Israel Hospital and its parent corporation. The Management Services Agreement became effective July 1, 1997, and will remain in effect for 40 years contingent upon the closing of the MSO joint venture prior to January 15, 1998. The Company has committed up to $40 million in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13,560,000 in cash, which was allocated to management service agreements and is being amortized over 40 years.

         During the six months ended July 31, 1997 and 1996, the Company acquired the assets and/or stock, entered into management and employment agreements, and/or assumed certain liabilities of various physician practices, medical support services companies, networks and organizations. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:

                                                          July 31,
                                            ----------------------------------
                                                 1997              1996
                                            ---------------     --------------

Current assets                                 $4,249,746         $1,742,127
Property, plant and equipment                   1,879,378            851,418
Intangibles                                    35,355,150          7,228,386
Other noncurrent assets                           885,766                  -
Current liabilities                             1,158,152         (1,476,665)
Debt                                           (1,270,078)          (302,452)
Noncurrent liabilities                            (97,846)          (350,000)
Equity                                        (19,909,962)          (712,811)

         During July 1997, the Company signed a merger agreement to acquire Clinical Studies, Ltd. ("CSL") by merger. CSL is one of the largest site management organizations ("SMOs") in the country. SMOs are management service companies that organize and manage multisite clinical investigators. CSL owns and operates 21 Phase I-IV research centers and is dedicated to the rapid enrollment of quality volunteers for investigational drug research in multiple therapeutic areas such as central nervous system, gerontology, women's health and endocrinology. The merger is subject to the satisfaction of various conditions, including the treatment of the merger for accounting purposes as a pooling of interests. While the Company intends to pursue the consummation of this transaction, there can be no assurance that this transaction will be consummated.

3.   NET INCOME PER SHARE

     Net income per common share is based upon the weighted average number of common shares outstanding (including stock required to be issued in the future pursuant to acquisition agreements) during the period. For the three and six months ended July 31, 1997 and 1996, the weighted average number of common shares outstanding was 24,266,939, 23,863,289, 21,845,841 and 21,689,631,
respectively. When dilutive, stock options (less the number of treasury shares assumed to be purchased from the proceeds) are included in the calculation of the weighted average number of common shares outstanding. For the three and six months ended July 31, 1997, conversion of the 6-3/4% Convertible Subordinated Debentures issued in June 1996, is not assumed because the effect is anti-dilutive.

4.   EQUITY TRANSACTIONS

     During the three months ended July 31, 1997, the Company issued 303,349 shares of stock, having a value of $4,539,355, which had been committed to be issued in conjunction with acquisitions completed during the fiscal year ending January 31, 1997 and were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-4. The number of shares issued was generally determined based on the average price of the stock prior to the issuance. As of July 31, 1997, the Company has committed to issue an additional $10,900,000 in Common Stock over the next 12 months. This amount has been included in other long-term liabilities on the balance sheet.

5.   RATIO OF EARNINGS TO FIXED CHARGES

     For the three and six months ended July 31, 1997, the ratio of earnings to fixed charges was 3.10 and 3.02, respectively. For purposes of computing the ratio of earnings to fixed charges, earnings represent income from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investees only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense.

6.   SUBSEQUENT EVENTS

     During August 1997, the Company purchased certain assets of, and entered into a 20-year administrative services agreement with BAB Nuclear Radiology, P.C., to operate five diagnostic imaging centers on Long Island, New York. The purchase price was approximately $10,000,000 in cash, plus $15,000,000 in convertible notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company is a multispecialty physician practice management company that provides management services to the medical community. The Company also develops medical malls, medical office buildings, and health parks, both for its own account and for leading hospitals and health systems. The Company's primary strategy is to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliates with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company has ownership interests. Where appropriate, the Company supports its affiliated physicians with related diagnostic and therapeutic medical support services. The Company's medical support services include radiation therapy, diagnostic imaging, infusion therapy, home health care, lithotripsy services and ambulatory surgery. Since its first acquisition in September 1994, the Company has acquired the practices of and entered into long-term agreements to affiliate with over 350 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of over 4,100 multispecialty physicians; purchased a company that provides contract management services to approximately 2,500 physicians in specialty care networks; and acquired several medical support services companies and a medical facility development company.

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

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The purchase price was $2,550,000. Of such purchase price $1,200,000 was paid in cash and $1,350,000 is payable during May 1998 in Common Stock of the Company with such number of shares to be issued based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long-term liabilities at July 31, 1997. The purchase price has been allocated to management service agreements and is being amortized over 40 years.

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12,500,000 plus the assumption of debt and capital leases totaling

$1,570,078. Of such purchase price, $500,000 was paid in cash and the remaining $12,000,000 was paid by the issuance of 773,026 shares of Common Stock of the Company, 562,500 of which were issued in June and 210,526 of which were issued in September. The purchase price was allocated to the assets at their fair market value, including goodwill of $10,180,273. The resulting intangible is being amortized over 30 years.

     During June 1997, the Company acquired the remaining 20% interest in a lithotripsy company that it purchased during 1994. The interest was acquired in exchange for cash and 54,500 shares of Common Stock of the Company having a total value of $2,005,000. The purchase price was allocated to goodwill and is being amortized over 20 years.

     During June 1997, the Company issued 100,002 shares of Common Stock of the Company having a value of approximately $1,500,000 to the former shareholders of Pinnacle Associates, Inc. ("Pinnacle"). The issuance of the shares represented the merger consideration for Pinnacle which was purchased during 1995.

     During July 1997, the Company entered into a management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater Metropolitan New York area. In addition, the Company and Beth Israel Hospital will be completing the formation of an MSO to manage the medical risk contracting to the more than 2,000 physicians affiliated with Beth Israel Hospital and its parent corporation. The Management Services Agreement became effective July 1, 1997, and will remain in effect for 40 years contingent upon the closing of the MSO joint venture prior to January 15, 1998. The Company has committed up to $40 million in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13,560,000 in cash, which was allocated to management service agreements and is being amortized over 40 years.

     During July 1997, the Company signed a merger agreement to acquire Clinical Studies, Ltd. ("CSL") by merger. CSL is one of the largest site management organizations ("SMOs") in the country. SMOs are management service companies that organize and manage multisite clinical investigators. CSL owns and operates 21 Phase I-IV research centers and is dedicated to the rapid enrollment of quality volunteers for investigational drug research in multiple therapeutic areas such as central nervous system, gerontology, women's health and endocrinology. The merger is subject to the satisfaction of various conditions, including the treatment of the merger for accounting purposes as a pooling of interests. While the Company intends to pursue the consummation of this transaction, there can be no assurance that this transaction will be consummated.

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

     Net revenue from management service agreements include the revenues generated by the physician practices. The Company is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. Net revenues under management services agreements for the three and six months ended July 31, 1997, were $40.0 and $75.7 million, respectively.

Results of Operations

Three and Six Months Ended July 31, 1997 Compared to Three and Six Months Ended July 31, 1996

     The following discussion reviews the results of operations for the three and six months ended July 31, 1997 (the "1997 Quarter" and "1997 Period"), respectively, compared to the three and six months ended July 31, 1996 (the "1996 Quarter" and "1996 Period"), respectively.

Revenues

     The Company derives revenues from health care services and medical facility development services. Within the health care segment, the Company distinguishes between revenues from cancer services, noncancer physician services and other medical support services. Cancer services include physician practice management services to oncology practices and certain medical support services, including radiation therapy, diagnostic imaging and infusion therapy. Noncancer physician services include physician practice management services to all practices managed by the Company other than oncology practices and administrative services to health plans which include reviewing, processing, and paying claims and subcontracting with specialty care physicians to provide covered services. Other medical support services include home health care services, lithotripsy, various health care management services, diagnostic imaging, and ambulatory surgery.

     Net revenues were $75.4 million and $145.6 million for the 1997 Quarter and 1997 Period, respectively. Of this amount, $26.7 million and $52.2 million or 35.4% and 35.9% of such revenues was attributable to cancer services; $35.9 million and $67.9 million or 47.6% and 46.6% was related to noncancer physician services; $7.6 million and $15.0 million or 10.1% and 10.3% of such revenues was attributable to other medical support services; and $5.2 million and $10.5 million or 6.9% and 7.2% related to medical facility development.

     Net revenues were $40.4 million and $77.6 million for the 1996 Quarter and the 1996 Period. Such revenues consisted of $23.1 million and $44.2 million or 57.2% and 57.0% related to cancer services; $8.6 million and $15.9 million or 21.4% and 20.4% related to noncancer physician services; $4.9 million and $10.1 million or 12.2% and 13.0% related to other medical support services; and $3.7 million and $7.4 million or 9.2% and 9.5% related to medical facility development.

Expenses

     The Company's cost of affiliated physician management services was $16.6 million and $33.5 million or 41.4% and 44.3% of net revenue from management services agreements during the 1997 Quarter and 1997 Period, respectively. The cost of affiliated physician management services was $8.9 million and $17.4 million or 45.8% and 47.7% of net revenue from management services agreements during the 1996 Quarter and 1996 Period, respectively. Net revenue for the physician practices managed by the Company was $40.0 million and $75.7 million during the 1997 Quarter and 1997 Period and $19.4 million and $36.5 million during the 1996 Quarter and 1996 Period, respectively. The cost of affiliated physician management services as a percentage of net revenue from management services varies based upon the type of physician practices.

     The Company's salaries, wages, and benefits increased by $5.3 million from $12.2 million or 30.1% of net revenues during the 1996 Quarter to $17.5 million or 23.1% of net revenues during the 1997 Quarter and $10.0 million from $23.8 million or 30.7% of net revenues during the 1996 Period to $33.8 million or 23.2% of net revenues during the 1997 Period. The decrease as a percentage of net revenues is primarily attributable to (i) the fact that since the Company's commencement of operations during the third quarter of 1994, it has been able to spread its salaries, wages, and benefits over a rapidly expanding revenue base and (ii) salaries, wages, and benefits varies depending on whether the physician practice is owned or managed.

     The Company's supplies expense increased by $4.7 million from $6.1 million or 15.1% of net revenues during the 1996 Quarter to $10.8 million or 14.3% of net revenues during the 1997 Quarter and $8.1 million from $11.6 million or 14.9% of net revenues during the 1996 Period to $19.7 million or 13.5% of net revenues during the 1997 Period. The increase in supplies expense is primarily a result of the acquisition of additional physician practices. Supplies expense as a percentage of net revenues varies depending upon the type of physician practices.

     The Company's depreciation and amortization expense increased by $0.7 million from $1.7 million or 4.1% of net revenues during the 1996 Quarter to $2.4 million or 3.1% of net revenues during the 1997 Quarter and $1.2 million from $3.3 million or 4.2% of net revenues during the 1996 Period to $4.5 million or 3.1% of net revenues during the 1997 Period. The increase is primarily a result of the acquisitions completed after the 1996 Quarter and the allocation of the purchase prices as required by purchase accounting. During the 1997 Period, the Company sold the assets of an entity that it acquired in March 1995 and subsequently closed. The sale of the assets resulted in a gain of $0.7 million. In addition, the Company recorded nonrecurring charges of $0.4 million during the 1997 Period. These nonrecurring items have been included in other expenses on the statement of operations.

     The Company's rent expense increased by $1.7 million from $1.7 million or 43% of net revenues during the 1996 Quarter to $3.4 million or 4.6% of net revenues during the 1997 Quarter and $3.1 million from $3.4 million or 4.4% of net revenues during the 1996 Period to $6.5 million or 4.5% of net revenues during the 1997 Period. Rent expense as a percentage of net revenue varies depending upon the size of each of the affiliated practice's offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market.

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

     The amount of development fees and leasing and marketing fees are stated in the development and marketing agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During the 1997 Quarter and the 1997 Period, the Company's medical facility development generated revenues of $5.2 and $10.4 million, respectively, and pretax income of $3.3 and $6.5 million, respectively.

Liquidity and Capital Resources

     Cash used by operating activities was $1.1 million for the 1997 Period. Cash used by operating activities was $1.0 million for the 1996 Period. At July 31, 1997, the Company's principal sources of liquidity consisted of working capital of $94.6 million which included $58.6 million in cash. The Company also had $24.3 million of current liabilities, including approximately $3.5 million of indebtedness maturing before July 31, 1998.

     Cash used by investing activities was $19.3 million and $9.0 million for the 1997 Period and 1996 Period, respectively. This primarily represents the funds required by the Company for the acquisition of physician practices, medical support services companies, or other medical networks or organizations, and the advances under notes receivable of $5.3 million, partially offset by the repayments of notes receivable of $10.0 million during the 1997 Period. In addition, during the 1997 Period, the Company sold one of its radiation therapy centers that had been previously closed for $1.5 million.

     Cash used by financing activities was $0.9 million for the 1997 Period and primarily represented the repayment of debt of $1.7 million and the release of restricted cash collateralizing debt of $0.5 million. Cash provided by financing activities was $75.6 million for the 1996 Period, which was primarily comprised of the proceeds (net of offering costs) from the issuance of the Convertible Subordinated Debentures of $94.8 million and the release of cash collateral of $1.5 million offset by the repayment of advances from shareholder and other debt of $15.4 million and $5.5 million, respectively.

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

     During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company has committed to expend up to $40 million to be utilized for the expansion of the network.

     In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of July 31, 1997, the Company had committed to issue $10.9 million of Common Stock of the Company using the methodology discussed above.

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

     The Company expects that the existing working capital of $94.6 million, which includes cash of $58.6 million, and amounts to be made available under an acquisition/working capital line of credit for $100 million which the Company has obtained a commitment from a bank and anticipates closing during the third quarter, will be adequate to satisfy the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

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

PART II--OTHER INFORMATION

Item 2. Changes in Securities - Recent Sales of Unregistered Securities

     During June 1997, the Company issued 54,500 shares of Common Stock in connection with its acquisition of the remaining 20% interest in a lithotripsy company in which the Company acquired an 80% interest during 1994. The shares were issued to a former stockholder of the acquired company who is currently employed by the Company. Also during June 1997, the Company issued 100,002 shares of Common Stock in connection with its acquisition of Pinnacle Associates, Inc. ("Pinnacle") which the Company acquired by merger during 1995. The sale of such shares was not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof.

     The foregoing transactions are further described under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the issuance of other unregistered shares of Common Stock previously reported as having been sold also are described under "Notes to Consolidated Financial Statements."

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of September, 1997.



                                    PHYMATRIX CORP.



                                    By: /s/  Frederick R. Leathers
                                        --------------------------------------
                                        Chief Financial Officer, Treasurer
                                        and Principal Accounting Officer