Form 10-Q
period 1997-10-31
PHYMATRIX CORP
filed 1997-12-12
CIK 1002022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              -------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     On December 8, 1997, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 30,047,168.

                                 PHYMATRIX CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Balance Sheets -- October 31, 1997 (unaudited)
            and January 31, 1997                                            3

            Consolidated Statements of Operations (unaudited) -Three and
            Nine Months Ended October 31, 1997 and 1996                     4

            Consolidated Statements of Cash Flows (unaudited) -Nine
            Months Ended October 31, 1997 and 1996                          5

            Notes to Consolidated Financial Statements (unaudited) -
            Three and Nine Months Ended October 31, 1997 and 1996          6-12

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     13-21


PART II -   OTHER INFORMATION

Item 2.     Changes in Securities                                           21

Item 4.     Submission of Matters to a Vote of Security Holders             21

Item 6.     Exhibits and Reports on Form 8-K                                22

PART I -    FINANCIAL INFORMATION
Item 1.     Financial Statements

                                 PHYMATRIX CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                             October 31,        January 31,
                                                               1997                1997
                                                               -----               ----
                                                             (unaudited)
 ASSETS
 Current assets
         Cash and cash equivalents                            $  52,179,477    $ 81,321,955
         Receivables:
                 Accounts receivable, net                        60,261,910      41,743,737
                 Other receivables                                4,431,635       2,318,395
                 Notes receivable                                 1,835,000      10,125,000
          Prepaid expenses and other current assets               5,454,722       3,680,709
                                                              -------------    ------------
                         Total current assets                   124,162,744     139,189,796

 Property, plant and equipment, net                              45,673,927      39,128,292
 Notes receivable                                                 8,260,200       4,938,700
 Goodwill, net                                                  114,073,518      74,426,572
 Management service agreements, net                              55,767,629      40,196,102
 Investment in affiliates                                         3,580,090       3,399,859
 Other assets (including restricted cash)                         9,875,632      12,030,884
                                                              -------------    ------------
                         Total assets                         $ 361,393,740    $313,310,205
                                                              =============    =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
         Current portion of debt and capital leases           $  18,662,048     $ 3,835,569
         Accounts payable                                         9,850,670       9,436,189
         Accrued compensation                                     2,814,166       1,480,250
         Accrued liabilities                                     14,333,924      12,627,164
                                                              -------------    ------------
                         Total current liabilities               45,660,808      27,379,172

 Long-term debt and capital leases, less current portion         24,838,325      14,994,690
 Convertible subordinated debentures                            100,000,000     100,000,000
 Other long term liabilities                                      5,807,240      14,004,143
 Deferred tax liability                                                  --       1,354,182
 Minority interest                                                1,836,000       1,798,321
                                                              -------------     -----------
                         Total liabilities                      178,142,373     159,530,508

 Commitments and contingencies
 Shareholders' equity:
         Common Stock, par value $.01; 40,000,000 shares
           authorized; 29,590,176 and 27,625,338 shares
           issued and outstanding at October 31, 1997
           and January 31, 1997, respectively                       295,902         276,253
         Treasury Stock                                             (74,626)              -
         Additional paid in capital                             175,869,914     150,025,403
         Retained earnings                                        7,160,177       3,478,041
                                                               ------------     -----------
                         Total shareholders' equity             183,251,367     153,779,697
                                                                ------------    -----------

 Total liabilities and shareholders' equity                   $ 361,393,740    $313,310,205
                                                              ==============   =============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                 PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                      October 31,                       October 31,
                                                                 1997             1996             1997             1996
                                                             -----------      -----------      -----------      -----------
 Net revenues from services                                  $49,283,594      $30,481,102     $132,373,540     $ 78,620,169
 Net revenue from management service agreements               42,283,922       24,957,207      117,969,145       61,480,762
                                                             -----------      -----------     ------------     ------------
                 Total revenue                                91,567,516       55,438,309      250,342,685      140,100,931
                                                             -----------      -----------     ------------     ------------

 Operating costs and administrative expenses:
         Cost of affiliated physician management services     16,864,444       12,251,717       50,399,435       29,663,964
         Salaries, wages and benefits                         24,447,463       15,851,170       63,579,932       42,540,447
         Professional fees                                     2,635,639        1,519,337        6,890,360        4,584,474
         Supplies                                             11,980,407        7,393,090       31,880,852       19,058,174
         Utilities                                             1,166,688          800,062        3,274,134        2,121,884
         Depreciation and amortization                         2,975,797        1,979,010        7,832,793        5,292,429
         Rent                                                  4,574,988        2,417,970       11,731,733        6,254,468
         Provision for bad debts                                 923,202          457,044        3,238,273        1,777,821
         Merger and other noncontinuing expenses              10,150,000          234,971       11,057,000        1,715,638
         Other                                                16,379,409        6,769,991       46,356,106       12,087,163
                                                             -----------      -----------     ------------     ------------
                 Total operating costs and
                        administrative expenses               92,098,037       49,674,362      236,240,618      125,096,462
                                                             -----------      -----------     ------------     ------------

 Interest expense, net                                         1,471,896          278,046        3,145,855          671,019
 Interest expense shareholder                                          -                -                -          369,366
 Income from investment in affiliates                           (172,556)        (226,838)        (585,541)        (495,836)
                                                             -----------      -----------     ------------     ------------
                                                               1,299,340           51,208        2,560,314          544,549
                                                             -----------      -----------     ------------     ------------
 Income (loss) before provision for income taxes              (1,829,861)       5,712,739       11,541,753       14,459,920
 Income tax expense                                            2,538,800        1,885,769        7,084,704        4,917,650
                                                             -----------      -----------     ------------     ------------

 Net income (loss) (Note 3)                                  $(4,368,661)     $ 3,826,970     $  4,457,049     $  9,542,270
                                                             ===========      ===========     ============     ============
 Net income (loss) per weighted average share                    $ (0.15)          $ 0.14           $ 0.15           $ 0.35
                                                             -----------      -----------     ------------     ------------

 Pro forma information (Note 3):
         Adjustment to income tax expense                        372,504          217,589          624,296          478,705
         Net income (loss)                                    (4,741,165)       3,609,381        3,832,753        9,063,565
         Net income (loss) per weighted average share            $ (0.16)          $ 0.13           $ 0.13           $ 0.33

 Weighted average shares outstanding                          30,058,813       27,804,471       29,467,843       27,265,778
                                                             ===========      ===========     ============     ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                 PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                       October 31,
                                                                                 1997               1996
                                                                            ------------       ------------
 Cash flows from operating activities:
         Net income                                                          $ 4,457,049        $ 9,542,270
         Noncash items included in net income:
                 Depreciation and amortization                                 7,832,793          5,292,429
                 Issuance of common stock as compensation                              -            627,640
                 Other                                                        (1,744,495)          (272,635)
         Changes in receivables                                              (12,476,287)       (10,975,186)
         Changes in accounts payable and accrued liabilities                     674,925            662,144
         Changes in other assets                                              (2,990,886)        (3,969,859)
                                                                            ------------       ------------
                         Net cash provided (used) by operating activities     (4,246,901)           906,803
                                                                            ------------       ------------

 Cash flows from investing activities:
         Capital expenditures                                                 (9,113,278)        (4,730,152)
         Sale of assets                                                        3,011,062          1,500,000
         Advances under notes receivable                                      (3,456,500)       (11,831,000)
         Repayments of notes receivable                                       10,000,000                  -
         Other assets                                                           (515,442)        (1,457,594)
         Acquisitions, net of cash acquired                                  (33,354,557)       (15,006,916)
                                                                            ------------       ------------
                         Net cash used by investing activities               (33,428,715)       (31,525,662)
                                                                            ------------       ------------

 Cash flows from financing activities:
         Repayment to Shareholder                                                      -        (15,523,287)
         Proceeds from issuance of common stock                                  742,884            243,010
         Proceeds from issuance of convertible
                subordinated debentures                                                -         96,661,882
         Proceeds from issuance of debt                                       12,021,782                  -
         Release of cash collateral                                            4,504,116          1,996,786
         Offering costs and other                                                (37,291)        (2,458,181)
         Payment of dividends                                                 (1,760,100)        (1,279,188)
         Repayment of debt                                                    (7,266,193)        (6,264,137)
                                                                            ------------       ------------
                         Net cash provided by financing activities             8,205,198         73,376,885
                                                                            ------------       ------------

 Increase (decrease) in cash and cash equivalents                           $(29,470,418)      $ 42,758,026
                                                                            =============      ============
 Cash and cash equivalents, beginning of period                             $ 81,649,895       $ 49,709,073
                                                                            =============      ============
 Cash and cash equivalents, end of period                                   $ 52,179,477       $ 92,467,099
                                                                            =============      ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three and Nine Months Ended October 31, 1997 and 1996 (Unaudited)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of PhyMatrix Corp. ("the Company"). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. During October 1997, a subsidiary of the Company merged with Clinical Studies Ltd. ("CSL"). This business combination was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL and Clinical Marketing Ltd. ("CML") which was merged into CSL on January 1, 1997. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997 as well as the supplemental financial statements and notes thereto included in the Company's Current Report on Form 8-K filed on October 27, 1997. Operating results for the three and nine months ended October 31, 1997 are not necessarily indicative of results that may be expected for the year.

2.   ACQUISITIONS AND CSL MERGER

Acquisitions

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

     During April 1997, the Company acquired the business and certain assets of a clinical research company in the Washington, D.C. area for $725,000 in the form of a promissory note plus contingent consideration based on revenue and profitability measures over the next five years. The contingent payments will equal 10% of the excess gross revenue, as defined, provided the gross operating margins of the acquired business exceed 30%. The purchase price was allocated to goodwill. The note and contingent payments are, in certain circumstances, convertible into shares of Common Stock.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The purchase price was $2,550,000. Of such purchase price $1,200,000 was

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three and Nine Months Ended October 31, 1997 and 1996 (Unaudited)


paid in cash and $1,350,000 is payable during May 1998 in Common Stock of the Company with the number of shares to be issued based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long-term liabilities at October 31, 1997. The purchase price has been allocated to management service agreements and is being amortized over 40 years.

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12,500,000 plus the assumption of debt and capital leases totaling $1,570,078. Of such purchase price, $500,000 was paid in cash and the remaining $12,000,000 was paid by the issuance of 773,026 shares of Common Stock of the Company. The purchase price was allocated to the assets at their fair market value, including goodwill of $10,180,273. The resulting intangible is being amortized over 30 years.

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

     During July 1997, the Company entered into a management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater metropolitan New York area. In addition, the Company and Beth Israel Hospital will be completing the formation of an MSO to manage medical risk contracting to the more than 2,000 physicians affiliated with Beth Israel Hospital and its parent corporation. The Management Services Agreement became effective July 1, 1997, and will remain in effect for 40 years contingent upon the closing of the MSO joint venture prior to January 15, 1998. The Company has committed up to $40 million in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13,560,000 in cash, which was allocated to management service agreements and is being amortized over 40 years.

     During August 1997, the Company purchased certain assets of, and entered into a 20-year administrative services agreement with BAB Nuclear Radiology, P.C., to operate five diagnostic imaging centers on Long Island, New York. The purchase price was approximately $10,000,000 in cash, plus $15,000,000 in convertible notes which are included in the current portion of debt at October 31, 1997. The notes bear interest at 5% and are payable in three equal installments in November 1997 and February and May 1998. At the option of the Company, the notes are payable in either cash or shares of Common Stock of the Company. The first installment on the notes was paid during November 1997 in 336,135 shares of Common Stock of the Company.

    During the nine months ended October 31, 1997, the Company issued
741,370 shares of stock, having a value of $10,470,434, which had been committed to be issued in conjunction with acquisitions completed during the fiscal year ending January 31, 1997 and the nine months ended October 31, 1997, and were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-4. Prior to issuance, the value of the shares to be issued was included in long term liabilities on the balance sheet. The number of shares issued was generally determined based on the average price of the stock prior to the issuance. As of October 31, 1997, the Company has committed to issue an additional $5,046,000 in Common Stock over the next 12 months. This amount has been included in other long-term liabilities on the balance sheet.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three and Nine Months Ended October 31, 1997 and 1996 (Unaudited)


CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL. As a result of using the pooling of interests method of accounting, the transaction expenses of $10,150,000, primarily composed of investment banking, accounting and legal fees and a buyout of a consulting contract, have been recorded as a one-time charge in PhyMatrix's statement of operations during the three months ended October 31, 1997. In addition, as a result of the merger certain costs incurred by CSL will be noncontinuing.

     The following table reflects in the As Reported column the restated consolidated net revenues, merger and other noncontinuing costs, net income, net income per share and weighted average number of shares outstanding for the indicated periods. The Pro Forma column adjusts the historical net income for CSL to reflect the results of operations as if CSL had been a C corporation rather than an S corporation for income tax purposes. The Adjusted Pro Forma column adjusts the Pro Forma column by eliminating merger costs and certain noncontinuing charges incurred by CSL.

                                                                                    (B)
                                                                    (A)          Adjusted
                                                  As Reported     Pro Forma      Pro Forma
                                                  -----------     ---------      ---------
                                                    (In thousands, except per share data)
FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
Net revenue                                         $ 91,568       $ 91,568       $ 91,568
Merger and other noncontinuing costs                  10,150         10,150              -
Net income (loss)                                     (4,369)        (4,742)         5,408
Net income (loss) per weighted average share         $ (0.15)       $ (0.16)        $ 0.18
Weighted average number of shares outstanding         30,059         30,059         30,059

FOR THE THREE MONTHS ENDED OCTOBER 31, 1996
Net revenue                                         $ 55,438       $ 55,438       $ 55,438
Merger and other noncontinuing costs                     235            235              -
Net income                                             3,827          3,609          3,750
Net income per weighted average share                 $ 0.14         $ 0.13         $ 0.13
Weighted average number of shares outstanding         27,804         27,804         27,804

FOR THE NINE MONTHS ENDED OCTOBER 31, 1997
Net revenue                                        $ 250,344      $ 250,344      $ 250,344
Merger and other noncontinuing costs                  11,057         11,057              -
Net income                                             4,457          3,832         14,526
Net income per weighted average share                 $ 0.15         $ 0.13         $ 0.49
Weighted average number of shares outstanding         29,468         29,468         29,468

FOR THE NINE MONTHS ENDED OCTOBER 31, 1996
Net revenue                                        $ 140,102      $ 140,102      $ 140,102
Merger and other noncontinuing costs                   1,716          1,716              -
Net income                                             9,542          9,063         10,093
Net income per weighted average share                 $ 0.35         $ 0.33         $ 0.37
Weighted average number of shares outstanding         27,266         27,266         27,266

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three and Nine Months Ended October 31, 1997 and 1996 (Unaudited)


(A) Adjusts the As Reported results for CSL to reflect the operations of CSL as if CSL had been a C corporation rather than an S corporation for income tax purposes.

(B) Adjusts the As Reported results by eliminating CSL merger expenses and certain noncontinuing costs of CSL and providing for income tax expense as if CSL had been a C corporation rather than an S corporation for income tax purposes.

The following items reflect the noncontinuing charges referred to above, incurred by CSL during the respective periods (in thousands):

                                                            Three Months Ended      Nine Months Ended
                                                              October 31,             October 31,
                                                            ------------------      -----------------
                                                              1997       1996         1997      1996
                                                              ----       ----         ----      ----
                                                                             (Unaudited)
Salaries expense related to the equity interest
granted to an officer of CSL.  During January 1997,
the officer entered into an employment agreement
with no provisions for sharing of profits or proceeds.          -            -           -       628

Consulting fees based on a profit sharing arrangement.
The profit sharing arrangement was terminated during 1997.      -           57           -       202

Management fees paid to the principal shareholders of CSL.      -          178         907       886
                                                               ----       ----         ---     -----

Total nonrecurring items                                        -          235         907     1,716

After tax impact of nonrecurring items                          -          141         544     1,030
                                                               ====       ====         ===     =====


     Prior to its merger with the Company, CSL reported on a fiscal year ended December 31. Prior to its initial public offering during January 1996, the Company reported on a fiscal year ended December 31. The fiscal year end of the Company was changed to January 31 beginning with the one-month period ended January 31, 1996. The restated financial statements for the year ended January 31, 1997 are based on a combination of the Company's results for its January 31 fiscal year and a December 31 fiscal year for CSL. CSL's historical results of operations for the month ending January 31, 1997 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to stockholder's equity as of February 1, 1997 to adjust for the effect of excluding CSL's results of operations for the month ended January 31, 1997.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three and Nine Months Ended October 31, 1997 and 1996 (Unaudited)


         As a result of using the pooling of interests method of accounting, transaction expenses of $10,150,000 were recorded as a one-time charge to the Company's statement of operations during the quarter ended October 31, 1997, which is the period in which the transaction closed. A summary of these expenses is as shown below:

                                        CSL          PhyMatrix        Total
                                    ----------       --------    -----------
Legal                               $  200,000       $300,000      $ 500,000
Accounting                             200,000        175,000        375,000
Investment banking                   3,600,000        325,000      3,925,000
Other                                  250,000        100,000        350,000
                                    ----------       --------    -----------
    Subtotal transaction expenses    4,250,000        900,000      5,150,000
CNS consulting (1)                   5,000,000             -       5,000,000
                                    ----------       --------    -----------
    Total                           $9,250,000       $900,000    $10,150,000
                                    ==========       ========    ===========


(1)  Represents buyout of consulting contract.

     During the nine months ended October 31, 1997 and 1996, the Company acquired the assets and/or stock, entered into management and employment agreements, and/or assumed certain liabilities of various physician practices, medical support services companies, networks and organizations. During the nine months ended October 31, 1997, the Company also issued shares of stock which had been committed to be issued in conjunction with acquisitions completed during the year ended January 31, 1997. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:

                                                     October 31,
                                         -------------------------------------
                                              1997                 1996
                                         ---------------      ----------------

Current assets                            $  6,546,251          $  2,910,958
Property, plant and equipment                4,102,751             4,026,529
Intangibles                                 59,537,382            31,167,707
Other noncurrent assets                      1,108,627                20,441
Current liabilities                           (683,824)           (5,204,234)
Debt                                       (18,616,470)           (1,947,102)
Noncurrent liabilities                      (5,833,233)           (6,754,572)
Equity                                     (25,841,041)           (9,212,811)

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three and Nine Months Ended October 31, 1997 and 1996 (Unaudited)


3.   PRO FORMA INFORMATION

     Prior to the CSL merger, CSL was treated as an S corporation under the Internal Revenue Code (the "Code") and its stockholders recognized its income for income tax purposes. Accordingly, the Company's statements of operations do not include provisions for income taxes for income related to CSL. Prior to the CSL merger, dividends were paid primarily to reimburse stockholders for income tax liabilities incurred by them.

     The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes.

4.   LONG TERM DEBT

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit for working capital and acquisition purposes. The credit agreement (i) prohibits the payment of dividends by the Company, (ii) limits the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) requires the Company to comply with certain financial covenants. As of October 31, 1997, the Company had $12,000,000 outstanding under the line of credit.

5.   NET INCOME PER SHARE

     Net income per common share is based upon the weighted average number of common shares outstanding (including stock required to be issued in the future pursuant to acquisition agreements) during the period. For the three and nine months ended October 31, 1997 and 1996, the weighted average number of common shares outstanding was 30,058,813, 29,467,843, 27,804,471, and 27,265,778,
respectively. When dilutive, stock options (less the number of treasury shares assumed to be purchased from the proceeds) are included in the calculation of the weighted average number of common shares outstanding. For the three and nine months ended October 31, 1997, conversion of the 6-3/4% Convertible Subordinated Debentures issued in June 1996, is not assumed because the effect is anti-dilutive.

6.   RATIO OF EARNINGS TO FIXED CHARGES

     For the three and nine months ended October 31, 1997, the ratio of earnings to fixed charges was 0.5 and 2.1, respectively. Prior to merger and noncontinuing costs, for the three and nine months ended October 31, 1997 the ratio of earnings to fixed charges would have been 3.1 and 3.1, respectively. For purposes of computing the ratio of earnings to fixed charges, earnings represent income from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense.

7.   ACCOUNTING DEVELOPMENTS AND PRONOUNCEMENTS

     The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board has recently issued tentative conclusions on the various accounting and reporting matters related to the physician practice management industry, which it has been reviewing during the past year. Among other things, the Task Force has addressed the consolidation of revenues of professional associations and accounting for business combinations. These tentative conclusions provide for one year to implement the requirements for all existing arrangements. The Company will review its existing arrangements to determine if there is any financial statement impact. The Company does not believe that this, in any event, will negatively affect net income of the Company for any past or future period.

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

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three and Nine Months Ended October 31, 1997 and 1996 (Unaudited)


8.   LEGAL PROCEEDINGS

     On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company is currently in the process of appealing the ruling to a Florida District Court of Appeals and the Board has stayed the enforceability of its ruling pending the appeal. In the event the Board of Medicine's ruling is eventually upheld, the Company may be forced to renegotiate those provisions of the contracts which are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provision on acceptable terms.

9.   SUBSEQUENT EVENTS

     During November 1997, the Company acquired a urology independent physician association ("IPA") in South Florida for $3,480,000. The total purchase price is payable in shares of the Company's Common Stock. Thirty percent, or 73,263 shares, was paid on the closing date and 70% is payable within 30 days of the closing date. There is also a contingent payment, up to a maximum of $2,000,000, based on the entity's earnings before taxes during the next three years which will be paid in cash and/or Common Stock of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company is a multispecialty physician practice management company that provides management services to the medical community. The Company also develops medical malls, medical office buildings, and health parks, both for its own account and for leading hospitals and health systems. The Company's primary strategy is to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliates with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company has ownership interests. Where appropriate, the Company supports its affiliated physicians with related diagnostic and therapeutic medical support services. The Company's medical support services include radiation therapy, diagnostic imaging, infusion therapy, home health care, lithotripsy services, ambulatory surgery and clinical research studies. Since its first acquisition in September 1994, the Company has acquired the practices of and entered into long-term agreements to affiliate with approximately 372 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of over 3,800 multispecialty physicians; purchased a company that provides contract management services to over 2,500 physicians in specialty care networks; purchased CSL, a site management organization conducting clinical research for pharmaceutical companies and clinical research organizations at 24 centers located in 13 states; and acquired several medical support services companies and a medical facility development company.

     In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Acquisitions and CSL Merger

Acquisitions

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

     During April 1997, the Company acquired the business and certain assets of a clinical research company in the Washington, D.C. area for $725,000 in the form of a promissory note plus contingent consideration based on revenue and profitability measures over the next five years. The contingent payments will equal 10% of the excess gross revenue, as defined, provided the gross operating margins of the acquired business exceed 30%. The purchase price was allocated to goodwill. The note and contingent payments are, in certain circumstances, convertible into shares of Common Stock.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The purchase price was $2,550,000. Of such purchase price $1,200,000 was paid in cash and $1,350,000 is payable during May 1998 in Common Stock of the Company the number of shares to be issued based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long-term liabilities at July 31, 1997. The purchase price has been allocated to management service agreements and is being amortized over 40 years.

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12,500,000 plus the assumption of debt and capital leases totaling $1,570,078. Of such purchase price, $500,000 was paid in cash and the remaining $12,000,000 was paid by the issuance of 773,026 shares of Common Stock of the Company. The purchase price was allocated to the assets at their fair market value, including goodwill of $10,180,273. The resulting intangible is being amortized over 30 years.

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

     During July 1997, the Company entered into a management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater metropolitan New York area. In addition, the Company and Beth Israel Hospital will be completing the formation of an MSO to manage medical risk contracting to the more than 2,000 physicians affiliated with Beth Israel Hospital and its parent corporation. The Management Services Agreement became effective July 1, 1997, and will remain in effect for 40 years contingent upon the closing of the MSO joint venture prior to January 15, 1998. The Company has committed up to $40 million in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13,560,000 in cash, which was allocated to management service agreements and is being amortized over 40 years.

     During August 1997, the Company purchased certain assets of, and entered into a 20-year administrative services agreement with BAB Nuclear Radiology, P.C., to operate five diagnostic imaging centers on Long Island, New York. The purchase price was approximately $10,000,000 in cash, plus $15,000,000 in convertible notes. The notes bear interest at 5% and are payable in three equal installments in November 1997 and February and May 1998. At the option of the Company, the notes are payable in either cash or shares of Common Stock of the Company.

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL. As a result of using the pooling of interests method of accounting, the transaction expenses of $10,150,000, primarily composed of investment banking, accounting and legal fees and a buyout of a consulting contract, have been recorded as a one-time charge in PhyMatrix's statement of operations during the three months ended October 31, 1997. In addition, as a result of the merger certain costs incurred by CSL will be noncontinuing.

     The following table reflects in the As Reported column the restated consolidated net revenues, merger and other noncontinuing costs, net income, net income per share and weighted average number of shares outstanding for the indicated periods. The Pro Forma column adjusts the historical net income for CSL to reflect the results of operations as if CSL had been a C corporation rather than an S corporation for income tax purposes. The Adjusted Pro Forma column adjusts the Pro Forma column by eliminating merger costs and certain noncontinuing charges incurred by CSL.


                                                                                      (B)
                                                                       (A)          Adjusted
                                                     As Reported     Pro Forma      Pro Forma
                                                     -----------     ---------      ---------
                                                       (In thousands, except per share data)
FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
Net revenue                                           $ 91,568       $ 91,568       $ 91,568
Merger and other noncontinuing costs                    10,150         10,150              -
Net income (loss)                                       (4,369)        (4,742)         5,408
Net income (loss) per weighted average share           $ (0.15)       $ (0.16)        $ 0.18
Weighted average number of shares outstanding           30,059         30,059         30,059

FOR THE THREE MONTHS ENDED OCTOBER 31, 1996
Net revenue                                           $ 55,438       $ 55,438       $ 55,438
Merger and other noncontinuing costs                       235            235              -
Net income                                               3,827          3,609          3,750
Net income per weighted average share                   $ 0.14         $ 0.13         $ 0.13
Weighted average number of shares outstanding           27,804         27,804         27,804

FOR THE NINE MONTHS ENDED OCTOBER 31, 1997
Net revenue                                          $ 250,344      $ 250,344      $ 250,344
Merger and other noncontinuing costs                    11,057         11,057              -
Net income                                               4,457          3,832         14,526
Net income per weighted average share                   $ 0.15         $ 0.13         $ 0.49
Weighted average number of shares outstanding           29,468         29,468         29,468

FOR THE NINE MONTHS ENDED OCTOBER 31, 1996
Net revenue                                          $ 140,102      $ 140,102      $ 140,102
Merger and other noncontinuing costs                     1,716          1,716              -
Net income                                               9,542          9,063         10,093
Net income per weighted average share                   $ 0.35         $ 0.33         $ 0.37
Weighted average number of shares outstanding           27,266         27,266         27,266



(A) Adjusts the As Reported results for CSL to reflect the operations of CSL as if CSL had been a C corporation rather than an S corporation for income tax purposes.

(B) Adjusts the As Reported results by eliminating CSL merger expenses and certain noncontinuing costs of CSL and providing for income tax expense as if CSL had been a C corporation rather than an S corporation for income tax purposes.

The following items reflect the noncontinuing charges referred to above, incurred by CSL during the respective periods (in thousands):

                                                            Three Months Ended       Nine Months Ended
                                                                October 31,              October 31,
                                                            ------------------       -----------------
                                                             1997      1996          1997       1996
                                                             ----      ----          ----       ----
                                                                           (Unaudited)
 Salaries expense related to the equity
  interest granted to an officer of CSL.
  During January 1997, the officer entered
  into an employment agreement with no provisions
  for sharing of profits or proceeds.                           -         -            -        628

 Consulting fees based on a profit sharing
  arrangement.  The profit sharing arrangement was
  terminated during 1997.                                       -        57            -        202

 Management fees paid to the principal
  shareholders of CSL.                                          -       178          907        886
                                                             ----      ----          ----     ------


 Total nonrecurring items                                       -       235          907      1,716

 After tax impact of nonrecurring items                         -       141          544      1,030
                                                             ====      ====          ====     ======


     Prior to its merger with the Company, CSL reported on a fiscal year ending December 31. Prior to its initial public offering during January 1996, the Company reported on a fiscal year ending December 31. The fiscal year end of the Company was changed to January beginning with the one month period ended January 31, 1996. The restated financial statements for the year ended January 31, 1997 are based on a combination of the Company's results for its January 31 fiscal year and a December 31 fiscal year for CSL. CSL's historical results of operations for the month ending January 31, 197 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to stockholder's equity as of February 1, 1997 to adjust for the effect of excluding CSL's results of operations for the month ended January 31, 1997.

     As a result of using the pooling of interests method of accounting, transaction expenses of $10,150,000 were recorded as a one-time charge to the Company's statement of operations during the quarter ended October 31, 1997, which is the period in which the transaction closed. A summary of these estimated expenses is as shown below:

                                             CSL        PhyMatrix        Total
                                        ----------      --------    -----------
Legal                                    $ 200,000      $300,000     $  500,000
Accounting                                 200,000       175,000        375,000
Investment banking                       3,600,000       325,000      3,925,000
Other                                      250,000       100,000        350,000
                                        ----------      --------    -----------
        Subtotal transaction expenses    4,250,000       900,000      5,150,000
CNS consulting (1)                       5,000,000            -       5,000,000
                                        ----------      --------    -----------
        Total                           $9,250,000      $900,000    $10,150,000
                                        ==========      ========    ===========

(1)      Represents buyout of consulting contract.

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

     Net revenue from management service agreements include the revenues generated by the physician practices. The Company is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. Net revenues under management services agreements for the three and nine months ended October 31, 1997, were $42.3 and $118.0 million, respectively.

Results of Operations

Three and Nine Months Ended October 31, 1997 Compared to Three and Nine Months Ended October 31, 1996

     The following discussion reviews the results of operations for the three and nine months ended October 31, 1997 (the "1997 Quarter" and "1997 Period"), respectively, compared to the three and nine months ended October 31, 1996 (the "1996 Quarter" and "1996 Period"), respectively.

Revenues

     The Company derives revenues from health care services and medical facility development services. Within the health care segment, the Company distinguishes between revenues from cancer services, noncancer physician services and other medical support services. Cancer services include physician practice management services to oncology practices and certain medical support services, including radiation therapy, diagnostic imaging and infusion therapy. Noncancer physician services include physician practice management services to all practices managed by the Company other than oncology practices and administrative services to health plans which include reviewing, processing, and paying claims and subcontracting with specialty care physicians to provide covered services. Other medical support services include home health care services, lithotripsy, various health care management services, diagnostic imaging, ambulatory surgery, and clinical research studies.

     Net revenues were $91.6 million and $250.3 million for the 1997 Quarter and 1997 Period, respectively. Of this amount, $27.7 million and $80.0 million or 30.3% and 31.9% of such revenues was attributable to cancer services; $38.6 million and $106.5 million or 42.2% and 42.6% was related to noncancer physician services; $20.1 million and $48.2 million or 21.9% and 19.3% of such revenues was attributable to other medical support services; and $5.2 million and $15.6 million or 5.6% and 6.2% related to medical facility development.

     Net revenues were $55.4 million and $140.1 million for the 1996 Quarter and the 1996 Period. Such revenues consisted of $25.3 million and $69.6 million or 45.7% and 49.7% related to cancer services; $16.7 million and $32.6 million or 30.1% and 23.2% related to noncancer physician services; $8.8 million and $25.9 million or 15.9% and 18.5% related to other medical support services; and $4.6 million and $12.0 million or 8.3% and 8.6% related to medical facility development.

Expenses

     The Company's cost of affiliated physician management services was $16.9 million and $50.4 million or 39.9% and 42.7% of net revenue from management services agreements during the 1997 Quarter and 1997 Period, respectively. The cost of affiliated physician management services was $12.3 million and $29.7 million or 49.1% and 48.2% of net revenue from management services agreements during the 1996 Quarter and 1996 Period, respectively. Net revenue for the physician practices managed by the Company was $42.3 million and $118.0 million during the 1997 Quarter and 1997 Period and $25.0 million and $61.5 million during the 1996 Quarter and 1996 Period, respectively. The cost of affiliated physician management services as a percentage of net revenue from management services varies based upon the type of physician practices.

     The Company's salaries, wages, and benefits increased by $8.6 million from $15.9 million or 28.6% of net revenues during the 1996 Quarter to $24.5 million or 26.7% of net revenues during the 1997 Quarter and $21.0 million from $42.5 million or 30.4% of net revenues during the 1996 Period to $63.6 million or 25.4% of net revenues during the 1997 Period. The change as a percentage of net revenues is primarily attributable to the fact that (i) salaries, wages, and benefits varies depending on whether the physician practice is owned or managed and (ii) salaries, wages, and benefits varies as the Company expands its other medical support services.

     The Company's supplies expense increased by $4.6 million from $7.4 million or 13.3% of net revenues during the 1996 Quarter to $12.0 million or 13.1% of net revenues during the 1997 Quarter and $12.8 million from $19.1 million or 13.6% of net revenues during the 1996 Period to $31.9 million or 12.7% of net revenues during the 1997 Period. The increase in supplies expense is primarily a result of the acquisition of additional physician practices. Supplies expense as a percentage of net revenues varies depending upon the type of physician practices.

     The Company's depreciation and amortization expense increased by $1.0 million from $2.0 million or 3.6% of net revenues during the 1996 Quarter to $3.0 million or 3.3% of net revenues during the 1997 Quarter and $2.5 million from $5.3 million or 3.8% of net revenues during the 1996 Period to $7.8 million or 3.1% of net revenues during the 1997 Period. The increase is primarily a result of the acquisitions completed after the 1996 Period and the allocation of the purchase prices as required by purchase accounting. During the 1997 Period, the Company sold assets which resulted in total gains of $1.9 million. In addition, the Company recorded nonrecurring charges of $0.4 million during the 1997 Period. These nonrecurring items have been included in other expenses on the statement of operations.

     The Company's rent expense increased by $2.2 million from $2.4 million or 4.4% of net revenues during the 1996 Quarter to $4.6 million or 5.0% of net revenues during the 1997 Quarter and $5.5 million from $6.3 million or 4.5% of net revenues during the 1996 Period to $11.7 million or 4.7% of net revenues during the 1997 Period. Rent expense as a percentage of net revenue varies depending upon the size of each of the affiliated practice's offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market.

     The Company's merger and other noncontinuing costs of $10.2 million, $11.1 million, $0.2 million and $1.7 million during the 1997 Quarter, the 1997 Period, the 1996 Quarter, and the 1996 Period, respectively, represent the merger transaction costs related to the CSL merger as well as certain noncontinuing salary, consulting and management fee expenses incurred by CSL. The merger transaction costs were recorded during the 1997 Quarter which represents the quarter in which the transaction closed.

     Prior to the CSL merger, CSL was treated as an S corporation under the Internal Revenue Code (the "Code") and its stockholders recognized its income for income tax purposes. Accordingly, the Company's statements of operations do not include provisions for income taxes for income related to CSL. Prior to the CSL merger, dividends were paid primarily to reimburse stockholders for income tax liabilities incurred by them.

     The Company's income tax expense increased by $2.2 million from $4.9 million or 34.0% of pre-tax income during the 1996 Period to $7.1 million or 32.7% of pretax income (prior to merger costs of $10.2 million which are not tax deductible) during the 1997 Period. The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes. The Company's pro forma income tax expense increased by $2.3 million from $5.4 million or 37.3% of pretax income during the 1996 Period to $7.7 million or 35.5% of pretax income (prior to merger costs of $10.2 million which are not tax deductible) during the 1997 Period. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

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

     The amount of development fees and leasing and marketing fees are stated in the development and marketing agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During the 1997 Quarter and the 1997 Period, the Company's medical facility development generated revenues of $5.2 and $15.6 million, respectively, and pretax income of $3.6 and $10.1 million, respectively.

Liquidity and Capital Resources

     Cash used by operating activities was $4.2 million for the 1997 Period. Cash provided by operating activities was $0.9 million for the 1996 Period. At October 31, 1997, the Company's principal sources of liquidity consisted of working capital of $78.5 million which included $52.2 million in cash. The Company also had $45.7 million of current liabilities, including approximately $18.7 million of indebtedness, which includes $15 million of convertible debt, maturing before October 31, 1998.

     Cash used by investing activities was $33.4 million for the 1997 Period. This primarily represents the funds required by the Company for acquisitions and capital expenditures of $42.5 million and the advances under notes receivable of $3.5 million, partially offset by the repayments of notes receivable of $10.0 million and proceeds from the sale of assets of $3.0 million during the 1997 Period. Cash used by investing activities was $31.5 million for the 1996 Period. This primarily represents funds required by the Company for acquisitions and capital expenditures of $19.7 million and advances under notes receivable of $11.8 million, offset by proceeds of $1.5 million from the sale of assets during the 1996 Period.

         Cash provided by financing activities was $8.2 million for the 1997 Period and primarily represented the proceeds from issuance of debt of $12.0 million and the release of cash collateralizing debt of $4.5 million offset by the repayment of debt of $7.3 million and the payment of dividends of $1.8 million. Cash provided by financing activities was $73.4 million for the 1996 Period, which was primarily comprised of the proceeds (net of offering costs) from the issuance of the Convertible Subordinated Debentures of $96.7 million and the release of cash collateral of $2.0 million offset by the repayment of advances from shareholder, the payment of dividends, and the repayment of other debt of $15.5 million and $6.3 million, respectively.

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

     In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of October 31, 1997, the Company had committed to issue $5.0 million of Common Stock of the Company using the methodology discussed above.

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

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit for working capital and acquisition purposes. The credit agreement (i) prohibits the payment of dividends by the Company, (ii) limits the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) requires the Company to comply with certain financial covenants.

     The Company expects that the existing working capital of $78.5 million, which includes cash of $52.2 million, and the $88 million which is available under the revolving line of credit will be adequate to satisfy the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

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


PART II--OTHER INFORMATION

Item 2.  Changes in Securities - Recent Sales of Unregistered Securities

     During August, September and October 1997, the Company issued a total of 227,496 shares of Common Stock pursuant to acquisition agreements entered into during the fiscal year ended January 31, 1997. The sale of these shares and the acquisitions in connection with which they were sold were reported and described in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

     On October 15, 1997, in connection with the acquisition of CSL and pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of July 15, 1997, the Company issued 5,204,305 shares of Common Stock to the former stockholders of CSL. The acquisition is more fully described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The above referenced sales of shares of Common Stock were not registered under the Securities Act of 1933, as amended, in reliance upon
Section 4(2) thereof.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The following matters were approved at the Annual Meeting of the Company's stockholders held on September 8, 1997:

(a) Election of the following directors in the class of the Board of Directors whose terms expired at the Annual Meeting:

                                         Number of Shares/Votes
                                    --------------------------------
                                       For        Authority Withheld
                                    ----------    ------------------
     Joseph N. Cassese              12,960,052        25,013
     David M. Livingston, M.D.      12,958,892        26,173
     Eric Moskow, M.D.              12,959,317        25,748


(b) Amendment to the Company's 1995 Equity Incentive Plan to increase the total number of shares of Common Stock which may be awarded under such plan by 1,100,000 shares and limiting the number of shares of Common Stock available for issuance under the Equity Plan to any participant in any fiscal year to 300,000 shares.

                    For                      11,184,432
                    Against                   1,757,084
                    Abstain                      43,549

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 2.1 Amended and Restated Agreement and Plan of Merger dated as of July 15, 1997 by and among the Company, PhyMatrix Acquisition I, Inc., Clinical Studies Ltd., Dr. Michael Rothman, Dr. Walter Brown, Michael T. Heffernan and Ronald Phillips as Trustee of The Alexander Rothman 1993 Qualified Sub-Chapter S Trust and as Trustee of The Julie Rothman Qualified Sub-Chapter S Trust (incorporated by Reference from the Company's Current Report of Form 8-K filed on October 6, 1997).

Exhibit 10.1 Credit Agreement dated September 17, 1997 among the Company, various subsidiaries of the Company, PNC Bank, National Association and certain other banks.


Exhibit 27      Financial Data Schedule

(b) Reports on Form 8-K
     The Company filed Current Reports on Form 8-K on October 6, 1997 and October 27, 1997 with the Securities and Exchange Commission reporting under
Item 2 the acquisition of CSL.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 1997.




                                         PHYMATRIX CORP.

                                         By:    /s/ Frederick R. Leathers
                                                --------------------------------
                                                Financial Officer, Treasurer
                                                and Principal Accounting Officer