Form 10-K
period 1998-01-31
PHYMATRIX CORP
filed 1998-04-29
CIK 1002022

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period from _____ to

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

                    Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On April 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $250,272,258. On April 23, 1998, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 33,074,975.

================================================================================






                                   <COVER TO COME>

                                     PART I

Item 1.  Business

General


      PhyMatrix Corp. (together with its subsidiaries, the "Company" or "PhyMatrix") is a physician-driven, integrated medical management company. The Company's strategy includes developing and operating provider networks in specific geographic locations that deliver cost-effective care with quality clinical outcomes. The Company's provider networks are designed to create synergies, achieve operating efficiencies and respond to the cost-containment initiatives of payors, particularly managed care companies. The Company creates provider networks by affiliating with physicians, hospitals, independent physician associations ("IPAs") and specialty care physician networks. Generally, the Company affiliates with IPAs primarily through ownership interests in management services organizations ("MSOs") that provide management services to the IPAs and with physicians, hospitals and specialty care networks primarily through management agreements. The Company currently has ownership interests in MSOs that provide management services to IPAs which are composed of approximately 8,000 multispecialty physicians; provides contract management services to approximately 4,000 physicians in 94 specialty care networks servicing approximately eight million members; and has affiliated through management and/or employment agreements with 374 physicians (which includes 113 physicians managed for a hospital system).

     As part of its strategy to provide a comprehensive range of healthcare services in its markets to enhance managed care contracting, the Company provides certain ancillary medical services, including managing and/or operating 14 diagnostic imaging centers, ten radiation therapy centers and one ambulatory surgery center. The Company also provides infusion therapy services which are managed from three regional offices, home healthcare services in six South Florida counties which are managed from five local offices, and lithotripsy services primarily through the operation of several mobile lithotripters. These ancillary medical services are provided both as part of the Company's local provider network ("LPN") structure and separately in other markets.

     The Company provides clinical research site management services to pharmaceutical companies and contract research organizations through Clinical Studies Ltd. ("CSL"), which it acquired in October 1997. CSL owns 22 and has 11 affiliated Phase I-IV research centers in 15 states and is dedicated to the rapid enrollment of quality volunteers for investigational drug research in multiple therapeutic areas such as central nervous system, gerontology, respiratory, women's health and cardiovascular disease. The Company provides CSL access to a broad array of physicians and patients, a key ingredient in the success of clinical research. In turn, the Company is able to provide its affiliated physicians with the added value of numerous clinical research opportunities.

     As part of its strategy to integrate physician practices and build hospital alliances, the Company provides real estate development and consulting services to related and unrelated third parties for the development of medical malls, medical office buildings and health parks. Such services include project finance assistance, project management, construction management, construction design engineering, consulting, asset conversions, due diligence services, physician recruitment, leasing and marketing. While the Company incurs certain administrative and other expenses in the course of providing such services, it does not incur costs of construction or risks of project ownership.

      A major focus of the Company during the past year has been to expand both its ancillary services and its affiliations in the New York tri-state area (New York, New Jersey and Connecticut) with IPAs and hospitals. The Company's New York tri-state area operations currently consist of ownership interests in MSOs that provide management services to IPAs which are composed of more than 6,100 physicians, a management agreement with a hospital system to provide management services to 113 physicians and administrative service agreements to provide administrative services with nine diagnostic imaging centers and one radiation therapy center. In addition, the Company provides infusion therapy and clinical research services in the New York tri-state area. In order to more appropriately align physician and Company incentives, the Company's pre-initial public offering strategy of both employing and entering into non-guaranteed management fee arrangements with physicians has evolved to guaranteed management fee arrangements and, more importantly in order to increase acceptance by payors, to affiliations with physicians organized in IPAs, specialty care or hospital networks.


Industry Overview

     The Health Care Financing Administration ("HCFA") estimates that national healthcare spending in 1996 exceeded $1 trillion, or 9% of the gross domestic product ("GDP") with more than $246 billion directly attributable to physician services. HCFA projects that annual healthcare spending will increase at a compound annual growth rate of over 8% to $1.5 trillion, or 16% of the GDP by year 2000. Increasing concern over the cost of healthcare in the United States has led to numerous initiatives to contain the growth of healthcare expenditures, particularly in the government entitlement programs of Medicare and Medicaid. These concerns and initiatives have contributed to the growth of managed care. From 1991 to 1996, HMO enrollment in the United States increased from 37 million to 60 million. As markets evolve from traditional fee-for-service medicine to managed care, HMOs and healthcare providers confront market pressures to provide high quality healthcare in a cost-effective manner. Managed care typically involves a third party (frequently the payor) governing the provision of healthcare with the objective of ensuring delivery in a high quality and cost effective manner. One method for achieving this objective is the implementation of capitated payment systems in which traditional fee-for-service methods of compensating healthcare providers are replaced with systems that create incentives for the provider to manage the healthcare needs of a defined population for a set fee.

Physician Affiliations Through IPAs and MSOs

     The Company affiliates with physicians by managing IPAs through MSOs in which the Company has ownership interests. An IPA is generally composed of a group of geographically diverse independent physicians who form an association for the purpose of contracting as a single entity. Participation in IPAs and specialty care networks allow individual practitioners to access patients in their respective areas through contracts with HMOs without having to join a group practice. The IPA structure not only increases the purchasing power of the constituent practices, but also provides a foundation for the development of an integrated physician network. The Company intends to capitalize on its affiliations with IPAs to establish additional LPNs. The Company believes that the healthcare industry will continue to be driven by local market factors and that organized providers of healthcare, like IPAs, will play a significant role in delivering cost-effective, quality medical care. IPAs offer physicians an opportunity to participate in expanding organized healthcare systems and assistance in contracting with insurance companies and HMOs, and other large purchasers of healthcare services. IPAs consolidate independent physicians by providing general organizational structure and management to the physician network. IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing managed care contracts and enable previously unaffiliated physicians to assume and more effectively manage capitated risk.

      The MSO is a joint venture between a physician organization (usually an IPA although sometimes a hospital) and the Company, with the Company owning equity in the MSO. The MSO enters into a long-term management services agreement with the physician organization pursuant to which the MSO provides management services to the IPA. The MSO also enters into a services agreement with the Company pursuant to which the Company provides some or all of the management services. The fee paid to the Company is generally either a fixed amount per enrollee or a specified percentage of capitated revenues. In addition, the Company may be entitled to participate in risk pools. The fees are designed to be competitive within the geographic area in which the IPA is located.

     The Company owns 100% of an MSO that provides management services to an IPA composed of approximately 400 physicians based in Connecticut, a 50% interest in two MSOs that provide management services to IPAs composed of over 520 physicians in Georgia, an 80% interest in an MSO that provides management services to an IPA composed of 450 physicians in New Jersey, a 51% interest in an MSO that provides management services to an IPA composed of over 1,000 physicians in New York, a 33% interest in an MSO that provides management services to an IPA composed of approximately 1,700 physicians in New York, a 51% interest in an MSO that provides management services to IPAs composed of over 2,600 physicians in New

York, and 50% interests in two MSOs that provide management services to IPAs in Florida composed of approximately 1,200 physicians.

Hospital Affiliation

     The Company affiliated with Beth Israel Health Care System, based in New York City, during July 1997. The Company acquired the assets, and manages the physician practice management operations of, Beth Israel's DOCS division, which consists of 113 physicians with more than 20 primary and specialty medical offices located throughout New York City and Rockland and Westchester counties. In addition, the Company has formed an MSO with Beth Israel Medical Center and physician organizations that represent approximately 1,700 primary care and specialty physicians of Beth Israel and St. Luke's-Roosevelt Hospital Center, the hospitals that comprise Greater Metropolitan Health Systems, Inc. ("GMHS"). This MSO provides the physicians and hospitals with medical management and contract negotiation support for risk agreements with managed care payors. The Beth Israel and St. Luke's Roosevelt physicians involved in this agreement currently service over 89,000 covered lives in the New York metropolitan area. The Company and Beth Israel Medical Center also entered into a management agreement that will greatly expand both organizations' involvement in pharmaceutical industry-sponsored research. Under the auspices of CSL, Beth Israel and PhyMatrix will work with many leading pharmaceutical companies on Phase I through Phase IV clinical trials.

Managed Care Contracting

     The Company actively pursues contractual arrangements with managed care organizations. The Company develops specialty care networks to which the Company's affiliated physicians are responsible for providing all or a portion of specific healthcare services to a particular patient population. The Company provides these managed care contracting services through Physicians Consultant and Management Corporation ("PCMC"), which provides management services to national and local physician specialty care networks containing approximately 4,000 physician members. Through its specialty care networks, PCMC facilitates the delivery of healthcare services to approximately 8,000,000 member patients. PCMC provides services, including initiating and completing contract negotiations, claim adjudication processing, quality assurance and utilization management reporting, credentialing, network management including provider relations and recruitment, financial management which involves risk pool management, financial reports and providing payment arrangements for providers and shared member services with health plans. The Company plans to continue to increase its managed care capabilities into additional specialty care physician networks to expand existing relationships with established managed care organizations.

     The Company also seeks to enter into agreements to manage capitated provider networks, either directly or indirectly, through the assignment of managed care contracts entered into between its affiliated physicians and third-party payors. The Company expects that under these agreements revenues generally will be generated on a fixed amount per enrollee. Under such an arrangement, the Company would contract with healthcare providers for the provision of healthcare services and the Company would be responsible for the provision of all or a portion of the healthcare requirements of such enrollees.


Physician Management Services

     To date, the Company has affiliated through management and/or employment agreements with 374 physicians in the following locations:

                                                                        No. of
              LPN                                                     Physicians

Florida                                                                    129
Atlanta                                                                     55
Washington, D.C./Baltimore                                                  12
Connecticut/New York/New Jersey                                            144
Other Markets                                                               34
                                                                           ---
Total Physicians                                                           374
                                                                           ===

     The Company affiliates with physicians through management agreements with physician practices or employment agreements with individual physicians. When affiliating in this manner, the Company generally acquires certain assets (including its equipment, furniture, fixtures and supplies and, in some cases, service contracts and goodwill), and assumes certain liabilities of the physician practice. Currently, the Company manages the practices of 340 physicians and employs another 34 physicians. Of the managed physicians, 113 are managed by the Company for a hospital system.

     The Company's relationships with its affiliated physicians are set forth in various asset purchase, management services, employment and consulting agreements. Through the asset purchase agreement, the Company acquires at fair market value certain assets and assumes certain liabilities of a physician practice. Accounts receivable are typically purchased at the net realizable value. The purchase price of the assets of a physician practice generally consists of cash and/or stock and the assumption of certain debt, leases and other contracts necessary for the operation of the practice.

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

     For providing services under management services agreements entered into prior to April 30, 1996, physicians generally receive a fixed percentage of net revenue of the practice. "Net revenue" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under management services agreements entered into after April 30, 1996, the physicians generally receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. Net revenues under management services agreements for the year ended January 31, 1998 were $157.8 million.

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

     On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company has appealed the ruling to a Florida District Court of Appeals and the Board of Medicine has stayed the enforceability of its ruling pending the appeal. In the event the Board of Medicine's ruling is eventually upheld, a party to an affected contract may initiate legal process to invalidate the contract, or the Company may be forced to renegotiate those provisions of the contracts which are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the contracts will not be invalidated or that the Company would be able to renegotiate such provisions on acceptable terms.


LPNs

     The Company seeks to build integrated LPNs in targeted markets. The Company seeks to acquire or affiliate with physicians and medical support services which provide a comprehensive range of healthcare services within a given region, thereby enhancing its ability to enter into contractual arrangements with managed care organizations.

     The Company's operations in the New York tri-state area currently consist of ownership interests in the MSOs that provide management services to IPAs which are composed of more than 6,100 physicians, a management agreement with a hospital system to provide management services to 113 physicians and administrative service agreements to provide management services to nine diagnostic imaging centers and one radiation therapy center. In addition, the Company provides infusion therapy and clinical research services in the New York tri-state area.

     In Atlanta, the Company acquired three radiation centers in March 1995 and has since created a comprehensive cancer disease management network of 25 oncologists in 17 sites. This network currently includes affiliations through management and/or employment agreements with 55 physicians and through IPAs with 521 physicians.

     In Florida, the Company has currently affiliated through management and/or employment agreements with 129 physicians including 20 oncologists and operates a cancer care network which through capitated managed care contracts provides services to approximately 150,000 covered lives. The Company also has affiliated through IPAs with approximately 1,200 physicians. In addition, the Company provides infusion therapy, home health, diagnostic, rehabilitation services, clinical research and ambulatory surgery in its Florida LPN.

Ancillary Services

     As part of its strategy to provide a comprehensive range of healthcare services in its markets to enhance managed care contracting, the Company provides certain ancillary medical services, including managing and/or operating 14 diagnostic imaging centers, 10 radiation therapy centers and one ambulatory surgery center. The Company provides infusion therapy services which are managed from three regional offices, home healthcare services in six South Florida counties which are managed from five local offices, and lithotripsy services primarily through the operation of several mobile lithotripters. These services are provided both as part of the Company's LPN structure and separately in certain markets.

Clinical Trials Management

     The Company provides clinical research site management services to pharmaceutical companies and contract research organizations through CSL, which specializes in geriatric, central nervous system, respiratory, women's health research and cardiovascular disease. CSL has 22 owned and 11 affiliated centers located in 15 states and is one of the largest site management organizations ("SMOs") is the United States. SMOs are management service companies that organize and managed multisite clinical investigations. Through CSL, the Company plans to provide its affiliated physicians with the benefit of numerous clinical research opportunities. CSL has access to an extensive network of physicians and patients and can conduct efficient programs for a broad patient population, which is one of the keys to shortening the drug development process and bringing new medicines to the marketplace more quickly.


Real Estate Services

     The Company provides real estate services to related and unrelated third parties for primarily the establishment of various healthcare related facilities, including health parks, medical malls and medical office buildings. A "health park" is an integrated healthcare environment which may be composed of several buildings that may link any or all of the following on a single campus: physician practices, ancillary medical services, subacute care facilities and retirement living communities. A "medical mall," often found in a health park, combines physician offices with related medical support services such as diagnostic imaging, ambulatory surgery, physical rehabilitation, laboratory services and wellness programs in one facility. The Company also develops office buildings which can serve physicians, providers of ancillary medical services and other tenants.

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

     The Company's real estate services include project finance assistance, project management, construction management, construction design engineering, consulting, asset conversions, due diligence services, physician recruitment, leasing and marketing. The Company currently has 21 projects under development and has facilities under construction in Florida, Texas, California, New Jersey, Nevada and Arizona. The Company also has five projects under contract and anticipates that construction of such facilities will begin during the next six months.

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

     Among the Company's development clients are some of the largest for-profit public hospital companies in the United States. To date, the Company's clients and primary negotiators of the Company's fees generally have been the land owners or land lessors of the developed sites. Negotiations generally include the Company, the entities which own the developed projects, the land lessor (if applicable) and, in many cases, the prospective tenants of the office space. The Company offers its physician-tenants an opportunity to become equity investors in the facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Real Estate Services." The compensation received by the Company is based upon negotiated amounts for each service provided. Although the Company does not maintain an ownership interest in the facilities it develops, certain of the Company's officers and directors may have an interest in such facilities. In each transaction between the Company and a facility in which certain of its officers and directors have an interest, third parties, including the land owners and land lessors of the sites and the unaffiliated investors in the facility, participate in establishment of fees to the Company. All transactions between the Company and affiliated owners and physicians are and will continue to be based upon competitive bargaining and are and will be on terms no more or less favorable to the Company than those provided to unaffiliated parties. In addition, the Company monitors fees in the industry to ensure that its fees in such transactions meet this standard.

     The Company believes that its real estate services and project finance strategy are a significant component of the Company's overall business strategy. The Company's project finance strategy focuses upon an equity participation program whereby the future tenants receive ownership interests as limited partners in the medical facilities developed by the Company. Because its tenants are physicians and ancillary medical businesses, the Company believes that the relationships that it develops through its real estate efforts also enhances the Company's ability to affiliate with physicians and acquire ancillary medical businesses and attract hospital affiliations. The development of medical facilities by the Company is intended to enhance the creation of the new group practices, increase the number of integrated medical service delivery sites and promote alternative delivery models for third party payors in its developed sites.

Information Systems

     The Company believes that effective and efficient integration of clinical and financial data provides a competitive advantage in bidding for managed care contracts and contributes to a company's success in the complex reimbursement environment of the health care industry. The Company also believes that the use of technology can improve patient care by improving physician access to patient information. Therefore, the Company is in the process of selecting and implementing management information systems designed to facilitate the transmittal and coordination of important patient and operational data. The Company's objective is to implement a system which consists of three specific areas: practice management, electronic clinical records and comprehensive care and management reporting. The implementation of the systems selected will occur in stages, as the Company continues to analyze and support the systems in place in its existing and acquired physician practices and ancillary service companies.

Government Regulation

     Various state and federal laws regulate the relationship between providers of health care services, physicians and other clinical services. As a business in the health care industry, the Company is subject to these laws and regulations. The Company's ancillary medical businesses, for example, are subject to various licensing and certification requirements including Certificate of Need regulations. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws; however, the Company has not received a legal opinion from counsel that its operations are in material compliance with applicable laws and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. Moreover, as a result of the Company providing both physician management services and ancillary medical services, the Company may be the subject of more stringent review by regulatory authorities, and there can be no assurance that a review of the Company's or the affiliated physicians' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians or that the health care regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

     The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. In those states where the Company employs physicians, it believes its operations are in material compliance with applicable laws. The Company does not exercise influence or control over the practice of medicine by the physicians with whom it contracts. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the practice of medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged. In addition to prohibiting the corporate practice of medicine, some states prohibit entities like the Company from entering into contracts that would result in fee splitting with physicians. The prohibition on fee splitting is subject to varying interpretations in different states. In New York, for example, the fee splitting prohibition would preclude the Company from receiving management fees based upon a percentage of the practices' gross income or net revenue. Accordingly, in New York the fee structure set forth in the Company's administrative service agreements will be based on other measures of performance, including expense reduction or fixed fees for services performed. The administrative services provided to practices in New York and states with similar fee splitting regulations may require the Company to enter into arrangements on a less favorable economic basis than in other jurisdictions.

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

     In July 1991, in part to address concerns regarding the Anti-kickback Amendments, the federal government published regulations that provide exceptions, or "safe harbors," for certain transactions that will be deemed not to violate the Anti-kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Additional safe harbors were published in September 1993 offering protections under the Anti-kickback Amendments to eight new activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. To date, there has been no action on these proposed amendments. Although the Company believes that it is not in violation of the Anti-kickback Amendments, some of its operations do not fit within any of the existing or proposed safe harbors.

     In April 1998, the Office of the Inspector General of the Department of Health and Human Services (the "OIG") issued an advisory opinion under the Medicare/Medicaid anti-kickback statute regarding a proposed management services contract between a medical practice management company and a primary care physician practice. The advisory opinion had been requested by a physician who was to be a party to the proposed arrangement. The OIG is authorized to issue advisory opinions in order to protect specific arrangements that contain limitations, requirements or controls that give adequate assurance that federal health care programs cannot be abused as a result of the arrangements. The duties of the management company included providing facilities, equipment, billing, marketing, negotiation of managed care plans and establishment of speciality physician networks that would receive referrals from the primary care physician. The compensation paid to the management company included a fee based on a percentage of the practice's net revenue, including revenue from business derived from managed care contracts arranged by the management company. The OIG declined to issue a favorable advisory opinion. The OIG instead concluded that the proposed arrangement did not contain any limitations, requirements or controls that would minimize fraud and abuse, and that the percentage of net revenue compensation arrangement contained financial incentives to increase referrals and engage in abusive billing practices. The OIG noted, among other things, that the payment of a percentage of net revenue in exchange for marketing services and for the arrangement of managed care agreements could be problematic under the anti-kickback statute. However, the OIG did not rule that the proposed contract was illegal, noting that it had not received any information on the proposed arrangement from the practice management company and that the legality of the arrangement might depend on the intent of the parties. The Company is studying the legal implications of the advisory opinion. Compliance with the legal principles contained in the opinion might require the Company to modify some of its contracts with physician groups.

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

     Significant limitations on physician referrals were enacted, subject to certain exemptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exemptions, Stark II prohibits a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include the provision of radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, certain equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. In January 1998, the federal government published a proposed rule which would govern referrals made by a physician who has a financial relationship with a health care entity for designated health services. Certain health care providers and others have requested an extension of the comment period for this proposed rule. The penalties for violating Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." A physician's ownership of publicly traded securities of a corporation with equity exceeding $75 million as of the end of its most recent fiscal year is not deemed to constitute an ownership or investment interest in that corporation under Stark II. The Company was not eligible for this exemption as of its fiscal year ending December 31, 1995. In 1996, after completion of the initial public offering, the Company changed its fiscal year end to January 31. The Company believes that it presently satisfies the Stark II stockholders' equity exception and that its compensation arrangements satisfy other applicable exceptions in Stark II.

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

     HCFA has issued final regulations (the "PIP regulations") covering the use of physician incentive plans ("PIPs") by HMOs and other managed care contractors and subcontractors that contract to arrange for services to Medicare and Medicaid beneficiaries ("Organizations"). Any Organization that contracts with a physician group that places the individual physician members of the group at substantial financial risk for the provision of services that the group does not directly provide (e.g., if a primary care group takes risk, but subcontracts with a specialty group to provide certain services) must satisfy certain disclosure, survey and stop-loss requirements. Under the PIP regulations, payments of any kind, direct or indirect, to induce providers to reduce or limit covered or medically necessary services are prohibited ("Prohibited Payments"). Further, where there are no Prohibited Payments but there is risk sharing among participating providers related to utilization of services by their patients, the regulations contain three groups of requirements: (i) requirements for physician incentive plans that place physicians at "substantial financial risk,"
(ii) disclosure requirements for all Organizations with PIPs; and (iii) requirements related to subcontracting arrangements. In case of substantial financial risk (defined in the regulations according to several methods, but essentially risk in excess of 25% of the maximum payments anticipated under a plan with less than 25,000 covered lives), Organizations must conduct enrollee surveys and ensure that all providers have specified stop-loss protection. The violation of the requirements of the PIP regulations may result in a variety of sanctions, including suspension of enrollment of new Medicaid or Medicare members, or a civil monetary penalty of $25,000 for each determination of noncompliance. In addition, because of the increasing public concerns regarding PIPs, the PIP regulations may become a model for the industry as a whole. The new regulations, by limiting the amount of risk that may be imposed upon physicians in certain arrangements, could have an effect on the ability of the Company to effectively reduce the costs of providing services, by limiting the amount of risk that may be imposed upon physicians.

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

     Enforcement of the antitrust laws against healthcare providers is becoming more common. Antitrust liability may arise in a wide variety of circumstances, including payor contracting, joint ventures, merger, affiliation and acquisition activities, and certain pricing activities. In some respects, the application of the federal and state antitrust laws to healthcare is still evolving, and enforcement could be subject to criminal and civil enforcement by federal and state agencies, as well as by private litigants. Among the most common areas of potential liability are joint action among providers with respect to payor contracting. Liability in any of these or other trade regulation areas may be substantial, depending on the facts and circumstances of each case. If any practice with which the Company becomes affiliated is determined to have violated the antitrust laws, the Company also may be subject to liability as a joint actor, or the value of any investment in such group or provider may be affected. While the Company believes that it cam implement its strategy in compliance with the antitrust laws, these laws are vague and their interpretation is subject to change.

Reimbursement and Cost Containment

     Approximately 23% of the revenue of the Company is derived from payments made by government sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. The U.S. Congress has passed a fiscal year 1996 budget resolution that calls for reductions in the rate of spending increases over the next seven years of $270 billion in the Medicare program and $182 billion in the Medicaid program. Through the Medicare program, the federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. The implementation of RBRVS may result in reductions in payment rates for procedures provided by physicians under current contract with the Company. RBRVS-type payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. A broader implementation of such programs would reduce payments by private third party payors and could indirectly reduce the Company's operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in nongovernmental insurance plans, the Company may not be able to shift cost increases to nongovernmental payors. The Company expects a reduction from historical levels in per patient Medicare revenue received by certain of the physician groups with which the Company contracts; however, the Company does not believe such reductions would, if implemented, result in a material adverse effect on the Company.

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

Insurance

      Health care companies, such as the Company, are subject to medical malpractice, personal injury and other liability claims which are customary risks inherent in the operation of health care facilities and provision of health care services. The Company maintains property insurance equal to the amount management deems necessary to replace the property, and liability and medical professional insurance policies in the amount of $20,000,000 (annual aggregate) and with such coverages and deductibles which are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The Company provides medical malpractice insurance for its employee physicians in the amount of $1,000,000 per claim and $3,000,000 annual aggregate and also requires that non-employee physicians practicing at its facilities carry medical malpractice insurance to cover their respective individual professional liabilities. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope of coverages at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverages could have a material adverse effect on the Company's business.

Employees

     As of January 31, 1998, the Company employed approximately 2,960 persons, approximately 2,350 of whom were full-time employees. The Company believes that its labor relations are good.

Item 2.  Properties

     The Company leases 17,287 square feet of space at 777 South Flagler Drive, Suite 1000E, in West Palm Beach, Florida, where the Company's headquarters are located. The lease expires in 2000. The Company believes that these arrangements and other available space are adequate for its current uses and anticipated growth.

     The Company also leases, subleases or occupies the facilities of a majority of the affiliated physician groups and ancillary service companies. The Company anticipates that, as its affiliated practices grow, expanded facilities will be required.

Item 3.  Legal Proceedings

     The Company is subject to legal proceedings in the ordinary course of its business. The Company does not believe that any such legal proceedings will have a material adverse effect on the Company, although there can be no assurance to this effect.

     A subsidiary of the Company, Oncology Therapies, Inc. ("OTI") (formerly Radiation Care, Inc., ("RCI")) is subject to the litigation described below which relates to events prior to the Company's operation of RCI, and the Company has agreed to indemnify and defend certain defendants in the litigation who were former directors and officers of RCI, subject to certain conditions. The Company has entered into definitive agreements to settle litigation brought by (i) six former stockholders of RCI who filed a consolidated amended Class Action Complaint in Delaware Chancery Court (in re Radiation Care, Inc. Shareholders Litigation, Consolidated C.A. No. 13805) against RCI, Thomas Haire, Gerald King, Charles McKay, Abraham Gosman, Oncology Therapies of America, Inc. ("OTA") and A.M.A. Financial Corporation, ("AMA") and (ii) 26 former stockholders of RCI who filed a Complaint for Money Damages against Richard D'Amico, Ted Crowley, Thomas Haire, Gerald King, Charles McKay and Randy Walker (all former RCI officers and/or directors) in the Superior Court of Fulton County, in the State of Georgia (Southeastern Capital Resources, L.L.C. et al. v. Richard D'Amico et al., Civil Action No. E41225). The terms of the settlements will not have a material adverse effect on the Company's business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

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

              1997                        High               Low
              ----                        ----               ---
         First Quarter                   $23.63            $18.75
         Second Quarter                   25.50             18.25
         Third Quarter                    25.25             16.00
         Fourth Quarter                   18.88             13.00

              1998
              ----
         First Quarter                    16.25             11.00
         Second Quarter                   16.38             11.13
         Third Quarter                    17.00             12.00
         Fourth Quarter                   15.75             12.38

              1999
              ----
         First Quarter (through
           April 23, 1998)                13.44              9.75


     On April 23, 1998, the last reported sales price for the Common Shares was
10.875. On April 23, 1998, there were 236 record holders for the Common Stock.

     The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Board of Directors to reinvest all earnings in the business of the Company to support the future growth of its operations.

Item 6.  Selected Financial Data

     The following selected historical financial data was derived from the Company's Financial Statements, which have been audited by independent accountants, Coopers & Lybrand L.L.P. During October 1997, a subsidiary of the Company merged with CSL in a business combination that was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL. The data presented below should be read in conjunction with the Company's Financial Statements and the Notes thereto, included elsewhere in this Annual Report on Form 10-K. The amounts below are in thousands except share data.

                                                                     Combined                    Consolidated
                                                          ---------------------------     ---------------------------
                                                          Year Ended     Year Ended      Year Ended      Year Ended
                                                          December 31,   December 31,     January 31,     January 31,
                                                              1994           1995            1997            1998
                                                          -----------    -----------     -----------     -----------
Statement of Operations Data:
Net revenue
   Net revenues from services                               $ 7,368       $ 61,712       $  98,765      $  157,666
   Net revenues from management service agreements                -         22,373          90,187         157,783
   Net revenues from real estate services                         -              -          19,049          31,099
                                                            -------       --------         -------       ---------
                Total revenue                               $ 7,368       $ 84,085       $ 208,001      $  346,548

Operating expenses:
   Cost of affiliated physician management                        -          9,656          42,245          65,369
      services
   Salaries, wages and benefits                               3,956         35,809          58,351          88,221
   Depreciation and amortization                                166          3,956           7,382          10,799
   Rent expense                                                 554          5,102           8,519          16,648
   Earn out payment                                               -          1,271               -               -
   Provision for closure loss                                     -          2,500               -               -
   Merger and other noncontinuing expenses                      922          2,133           1,929          11,057
   Other                                                      3,070         27,493          66,430         130,288
                                                           --------      ---------       ---------       ---------
Income (loss) from operations                                (1,300)        (3,835)         23,145          24,166
Interest expense, net                                            96          4,828           1,727           4,775
(Income) from investments in affiliates                          -            (569)           (709)           (731)
                                                           --------      ---------       ---------       ---------
Net income (loss) before taxes                               (1,396)        (8,094)         22,127          20,122
Income tax expense                                               -              -            6,836           9,823
                                                           --------      ---------       ---------       ---------
Net income (loss) (1)                                      $ (1,396)      $ (8,094)      $  15,291      $   10,299
                                                           ========      =========       =========       =========
Net income per share- basic                                                              $    0.56      $     0.35
Net income per share - diluted                                                           $    0.55      $     0.35

Pro Forma Information (Unaudited) (2):
Adjustment to income tax expense                                                         $   1,294      $      624
Net income                                                                                  13,997           9,675
Net income per share - basic                                                                $ 0.51      $     0.33
Net income per share - diluted                                                              $ 0.51      $     0.33

Weighted average shares outstanding - basic                                             27,295,000      29,690,000
Weighted average shares outstanding - diluted                                           27,682,000      30,229,000

                                                 Combined                           Consolidated
                                       -----------------------------       -----------------------------
                                       December 31,      December 31,      January 31,        January 31,
                                          1994              1995              1997              1998
                                       ------------      ------------      -----------        -----------
Balance Sheet Data:
Working capital                         $ 2,518         $ (19,897)        $ 111,811           $ 86,390
Accounts receivable, net                  3,993            22,921            41,744             57,252
Total assets                             15,976           138,467           313,310            378,159
Total debt                                1,532            97,090           118,830            134,359
Shareholders' equity                     11,714            15,437           153,780            212,034

(1) Provisions for income taxes have not been reflected in the combined financial statements because there is no taxable income on a combined basis.

(2) The pro forma net income and net income per share information reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The Company is a physician-driven, integrated medical management company that provides management services to the medical community. The Company also provides real estate development and consulting services to related and unrelated third parties for the development of medical malls, medical office buildings, and health parks. The Company's primary strategy is to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliates with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company has ownership interests. The Company also provides ancillary services including radiation therapy, diagnostic imaging, infusion therapy, home healthcare, lithotripsy services, ambulatory surgery and clinical research studies. Since its first acquisition in September 1994, the Company has acquired the practices of and entered into long-term agreements to affiliate with over 374 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of approximately 8,000 multispecialty physicians; purchased a company that provides contract management services to approximately 4,000 physicians in specialty care networks; purchased Clinical Studies Ltd. ("CSL"), a site management organization conducting clinical research for pharmaceutical companies and clinical research organizations at 33 centers located in 15 states; and acquired several ancillary services companies and a company that provides real estate services.

     In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Year Ended January 31, 1998

Physician Practice Acquisitions (all information related to the number of physicians is as of the acquisition date)

     During February 1997, the Company purchased the stock of a six physician practice pursuant to a merger and entered into a 40-year management agreement with the practice in exchange for 159,312 shares of Common Stock of the Company having a value of approximately $2,440,000. The transaction has been accounted for using the pooling-of-interests method of accounting.

     During February 1997, the Company purchased the assets of and entered into a 40-year management agreement with five physicians in Utah. The purchase price was $2,498,148. Of such purchase price, $1,378,148 was paid in cash and 75,293 shares of Common Stock of the Company were issued having a value of $1,120,000. The purchase price was allocated to the assets at their fair market value, including management service agreements of $1,364,482. The resulting intangible is being amortized over 40 years.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The consideration paid in this transaction was $2,550,000. Of such amount, $1,200,000 was paid in cash and $1,350,000 is payable during May 1998 in Common Stock of the Company with such number of shares to be issued based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long-term liabilities at January 31, 1998. The amount paid has been allocated to management service agreements and is being amortized over 40 years.

     During July 1997, the Company entered into a 40-year management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater Metropolitan New York area. Pursuant to this management services agreement, the Company is reimbursed for all operating expenses incurred by the Company for the provision of services to the practices plus its applicable management fee. The Company has committed up to $40 million in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13,660,000 in cash, which was allocated to management service agreements and is being amortized over 40 years.

Ancillary Service Companies Acquisitions and CSL Merger

     During April 1997, the Company acquired the business and certain assets of a clinical research company in the Washington, DC area for $725,000 in the form of a promissory note plus contingent consideration based on revenue and profitability measures over the next five years. The contingent payments will equal 10% of the excess gross revenue, as defined, provided the gross operating margins of the acquired business exceed 30%. The purchase price was allocated to intangibles, including goodwill, and is being amortized over 20 years. The note and contingent payments are, in certain circumstances, convertible into shares of Common Stock.

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12,600,000 plus the assumption of debt and capital leases totaling $1,570,078. Of such purchase price, $600,000 was paid in cash and the remaining $12,000,000 was paid by the issuance of 773,026 shares of Common Stock of the Company, 562,500 of which were issued in June 1997 and 210,526 of which were issued in September 1997. There is also a contingent payment up to a maximum of $2,675,000 based on the centers' earnings before taxes over the two years subsequent to the closing, which is payable in cash. The purchase price was allocated to the assets at their fair market value, including goodwill of $10,280,273. The resulting intangible is being amortized over 30 years.

     During June 1997, the Company acquired the remaining 20% interest in a lithotripsy company that it purchased during 1994. The interest was acquired in exchange for cash and 54,500 shares of Common Stock of the Company having a total value of $2,005,000. The purchase price was allocated to goodwill and is being amortized over 20 years.

     During August 1997, the Company purchased certain assets and assumed certain liabilities of, and entered into an administrative services agreement with BAB Nuclear Radiology, P.C., to provide administrative services to five diagnostic imaging centers on Long Island, New York. The consideration paid in this transaction was approximately $10,450,000 in cash, $15,000,000 in convertible notes and the assumption of $1,621,000 in debt. The convertible notes bear interest at 5% and are payable in three equal installments in November 1997 and February and May 1998. At the option of the Company, the notes are payable in either cash or shares of Common Stock of the Company. The first two installments were paid in shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $23,023,256 and is being amortized over 30 years.

     During November 1997, the Company purchased certain assets of, and entered into an administrative services agreement with Highway Imaging Associates, LLP, to provide administrative services to a diagnostic imaging center in Brooklyn, New York. The consideration paid in this transaction was approximately $1,700,000. Of such amount, approximately $200,000 was paid in cash and $1,500,000 was paid by the issuance of 108,108 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $1,598,421, and is being amortized over 30 years.

     During December 1997, the Company purchased certain assets, assumed certain liabilities of, and entered into an administrative services agreement with Ray-X Management Services, Inc., to provide administrative services to a diagnostic imaging center in Queens, New York. The consideration paid in this transaction was approximately $9,500,000. Of such amount, approximately $175,000 was paid in cash, $775,000 was assumed debt and $8,550,000 was paid by the issuance of 616,215 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $8,133,680, and is being amortized over 30 years.

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL.

     The following table reflects the combined revenues, net income, net income per share and weighted average number of shares outstanding for the respective periods. The Pro Forma Combined column adjusts the historical net income for CSL to reflect the results of operations as if CSL had been treated as a C corporation rather than an S corporation for income tax purposes. The Adjusted Pro Forma Combined column adjusts the Pro Forma Combined column by eliminating certain noncontinuing charges incurred by CSL. Provisions for income taxes have not been reflected for the year ended December 31, 1995 because there is no taxable income on a combined basis.

                                                                                                       Adjusted
                                                                                       Pro Forma       Pro Forma
                                                         PhyMatrix         CSL         Combined        Combined
                                                         ---------         ---         --------        --------
                                                                    For the year ended January 31, 1998
                                                        --------------------------------------------------------
Revenue                                                 $316,579,760  $29,967,889   $346,547,649    $346,547,649
Net income                                              $  7,253,038  $ 2,421,769   $  9,674,807    $ 20,368,303
Net income per share - basic                            $       0.30  $      0.46   $       0.33    $       0.69
Net income per share - diluted                          $       0.30  $      0.46   $       0.33    $       0.68
Weighted average number of shares outstanding - basic     24,481,911    5,207,743     29,689,654      29,689,654
Weighted average number of shares outstanding - diluted   24,940,099    5,289,221     30,229,320      30,229,320

                                                                    For the year ended January 31, 1997
                                                        --------------------------------------------------------
Revenue                                                 $189,960,735  $18,040,124   $208,000,859    $208,000,859
Net income                                              $ 12,056,531  $ 1,940,074   $ 13,996,605    $ 15,154,005
Net income per share - basic                            $       0.54  $      0.38   $       0.51    $       0.56
Net income per share - diluted                          $       0.54  $      0.37   $       0.51    $       0.55
Weighted average number of shares outstanding - basic     22,195,744    5,099,496     27,295,240      27,295,240
Weighted average number of shares outstanding - diluted   22,490,807    5,191,625     27,682,432      27,682,432

                                                                    For the year ended December 31, 1995
                                                        --------------------------------------------------------
Revenue                                                 $ 70,733,282  $13,351,843   $ 84,085,125    $ 84,085,125
Net income (loss)                                       $(11,024,915) $ 2,931,175   $ (8,093,740)   $ (5,960,740)


     The following items reflect the noncontinuing charges, referred to above, incurred by CSL during the respective periods:

                                                                                                      Year Ended
                                                                                     -----------------------------------------
                                                                                     December 31,    December 31,   January 31,
                                                                                        1995            1996          1998
                                                                                     ------------    ------------   -----------
Salaries expense related to the equity interest granted to an officer of CSL.
 During January 1997, the officer entered into an employment agreement
 with no provisions for sharing of profits or proceeds.                               $         -     $   628,000    $       -

Consulting fees based on a profit sharing arrangement.
  The profit sharing arrangement was terminated during 1997.                              433,000         314,000            -

Management fees paid to the principal shareholders of CSL.                              1,700,000         987,000      907,000
                                                                                      -----------     -----------    ---------
Total nonrecurring items                                                                2,133,000       1,929,000      907,000

After tax impact of nonrecurring items                                                $ 2,133,000     $ 1,157,400    $ 544,200


     Prior to its merger with the Company, CSL reported on a fiscal year ending December 31. Prior to its initial public offering during January 1996, the Company reported on a fiscal year ending December 31. The fiscal year end of the Company was changed to January beginning with the one month period ended January 31, 1996. The restated financial statements for the year ended January 31, 1997 are based on a combination of the Company's results for its January 31 fiscal year and a December 31 fiscal year for CSL. CSL's historical results of operations for the month ending January 31, 1997 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to stockholder's equity as of February 1, 1997 to adjust for the effect of excluding CSL's results of operations for the month ending January 31, 1997.

     As a result of using the pooling of interests method of accounting, estimated transaction expenses of $10,150,000 were recorded as a one-time charge to the Company's statement of operations during the quarter ended October 31, 1997 which represents the period in which the transaction closed. A summary of these expenses is as shown below:

                                          Clinical
                                           Studies         PhyMatrix         Total
                                        ------------      ----------      ------------
Legal                                    $  200,000        $300,000        $  500,000
Accounting                                  200,000         175,000           375,000
Investment Banking                        3,600,000         325,000         3,925,000
Other                                       250,000         100,000           350,000
                                        ------------      ----------      ------------
     Subtotal transaction expenses        4,250,000         900,000         5,150,000
                                        ------------      ----------      ------------
CNS Consulting (1)                        5,000,000               0         5,000,000
                                        ------------      ----------      ------------
     Total                               $9,250,000        $900,000       $10,150,000
                                        ------------      ----------      ------------

(1) Represents buyout of consulting contract.


Contract Management Acquisitions

     During April 1997, the Company acquired a pulmonary physician network company for a base purchase price of $3,049,811. Of such purchase price, $756,964 was paid in cash and 180,717 shares of Common Stock of the Company were issued during May 1997 having a value of $2,292,847. There is also a contingent payment up to a maximum of $2,000,000 based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. The purchase price was allocated to goodwill and is being amortized over 30 years.

     During December 1997 the Company purchased the stock of Urology Consultants of South Florida. The base purchase price was approximately $3,555,000, paid in 244,510 shares of Common Stock of the Company. There is also a contingent payment up to a maximum of $2,000,000 based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. The purchase price has been allocated to the assets at their fair market value including goodwill of $3,555,000. The resulting goodwill is being amortized over 30 years.

Year Ended January 31, 1997 Acquisitions

Physician Practice Acquisitions (all information related to the numbers of physicians is as of the acquisition date)

     Between April and June 1996, the Company purchased the assets of and entered into employment agreements with Drs. Lawler, Cutler and Surowitz. The total purchase price for these assets was $2,154,999 in cash and 69,799 shares of Common Stock of the Company were issued during July 1997 having a value of $1,058,400. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to the assets at their fair market value including goodwill of $2,862,035. The resulting goodwill is being amortized over 20 years.

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

     During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists whose practices the Company acquired for $609,124. $309,124 of such purchase price was paid in cash and 20,684 shares of Common Stock of the Company were issued in July 1997 having a value of $300,000. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $611,018. The resulting intangible is being amortized over 20 years.

     During May and June 1996, the Company entered into agreements to purchase the assets of and entered into 20-year management agreements with two physician practices consisting of three physicians. These practices are located in South Florida and Washington, D.C. The total purchase price for the assets of these practices was $1,214,291. Of this amount, $663,667 was paid in cash and 29,350 shares of Common Stock of the Company were issued during May and June 1997 having a value of $550,954. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $749,646. The resulting intangible is being amortized over 20 years.

     During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with four physicians in Florida. The purchase price for these assets was approximately $1,298,610, which was paid in cash. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $678,838. The resulting intangible is being amortized over 20 years.

     During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with three urologists in Atlanta, Georgia. The purchase price for these assets was $755,163. Of such purchase price, $475,163 was paid in cash and 18,046 shares of Common Stock of the Company were issued during July 1997 having a value of $280,000. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $399,974. The resulting intangible is being amortized over 20 years.

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

     During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with eight physicians in Florida. The purchase price for these assets was $3,439,331. Of such purchase price, $1,519,331 was paid in cash and 122,841 shares of Common Stock of the Company were issued during August 1997 having a value of $1,920,000. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $2,625,699. The resulting intangible is being amortized over 40 years.

     During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with four physicians in Georgia. The purchase price for these assets was $1,548,756. Of such purchase price, $855,956 was paid in cash and 44,126 shares of Common Stock of the Company were issued during August 1997 having a value of $692,800. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $1,116,259. The resulting intangible is being amortized over 40 years.

     During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with 10 physicians in Florida. The purchase price for these assets was $3,294,499. Of such purchase price, $920,099 was paid in cash and 192,649 shares of Common Stock of the Company were issued during August 1997 having a value of $2,374,400. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $3,161,192. The resulting intangible is being amortized over 40 years.

     During October 1996, the Company purchased the assets of and entered into 20-year management agreements with five physicians in Florida. The purchase price for these assets was $1,341,521. Of such purchase price, $806,521 was paid in cash and 33,331 shares of Common Stock of the Company were issued during October 1997 having a value of $535,000. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $670,000. The resulting intangible is being amortized over 20 years.

     During January 1997, the Company purchased the stock of Atlanta Specialists in Gastroenterology pursuant to a merger and entered into a 40-year management agreement with the medical practice in exchange for 108,393 shares of Common Stock of the Company having a value of approximately $1,578,205. The transaction was accounted for using the pooling-of-interests method of accounting.

     During January 1997, the Company purchased the assets of and entered into a 40-year management agreement with 14 physicians in Texas. The purchase price for these assets was $6,634,272. Of such purchase price, $2,938,272 was paid in cash and 251,430 shares of Common Stock of the Company were issued during January 1998 having a value of $3,696,000. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $5,245,493. The resulting intangible is being amortized over 40 years.

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

     Net revenue from management service agreements generally includes the revenues generated by the physician practices. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after

April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. Net revenues under management services agreements for the years ended January 31, 1998 and 1997 were $157.8 million and $90.2 million, respectively.

Ancillary Service Companies Acquisitions

     During August 1996, the Company acquired the business and certain assets of a single site clinical research company in Sarasota, Florida for $300,000 plus contingent consideration based on profitability measures over the next five years. The purchase price consisted of $100,000 of cash and the issuance of two subordinated promissory notes of $100,000 each. The contingent payments will equal 15% of the increase in adjusted income before tax, of the acquired business, over the prior year's amount. The contingent payments will not be less than $221,025. The full amount of the minimum payments was accrued for at the date of the acquisition. During October 1996, the Company acquired the business and certain assets of a multi-site clinical research company in Pennsylvania for $6,850,000 plus contingent consideration based on profitability measures over the next five years. The purchase price consisted of $3,100,000 of cash and the issuance of two subordinated promissory notes of $2,000,000 and $1,750,000, respectively. The contingent payments will equal 15% of the excess of adjusted income before tax over $2,000,000 per year for five years. The cost of these acquisitions was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of $6,966,000, noncompete agreements of $355,000 and trained workforces of $50,000. The notes mentioned above are convertible into shares of common stock.

     During October 1996, the Company purchased the assets of an outpatient ambulatory surgical center in Florida. The Company entered into a lease under which the surgical center was leased to a partnership with an initial term of 15 years. In addition, the Company entered into a 20-year management agreement pursuant to which the Company receives a management fee which is based upon the performance of the surgical center. The purchase price for these assets was $3,531,630 plus the assumption of debt of $1,344,424 which consisted of $717,557 in a mortgage payable and $626,867 in capital leases. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $2,718,208. The resulting intangible is being amortized over 20 years.

Management Services Organizations and Contract Management Acquisitions

     During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, an MSO that provides management services to an IPA composed of over 375 physicians based in Connecticut. The Company acquired this interest in exchange for a payment of $1.5 million to the MSO's shareholders ($1.0 million paid during 1995 and $.5 million paid during the second quarter of 1996) and a capital contribution of $2.0 million to the MSO ($1.5 million paid during 1995 and $.5 million paid during the second quarter of 1996). In addition, upon the closing of the Company's initial public offering in January 1996, the Company granted options to purchase 300,000 shares of Common Stock to certain MSO employees in conjunction with their employment agreements. These options vest over a two-year period with the exercise price equaling the fair market value of the Company's stock on the date such shares become exercisable. During September 1996, the Company acquired the remaining 56.25% ownership interest in the MSO. The Company acquired the remaining interests in exchange for a payment of $1,000,000 in cash plus 363,442 shares of Common Stock of the Company. The Company also committed to loan the MSO's selling shareholders $2,800,000 to pay the tax liability related to the sale. As of January 31, 1998, $2,701,000 of the loan amount committed had been advanced to the selling shareholders by the Company. The total purchase price for the 100% interest was approximately $12,148,822 and has been allocated to these assets at their fair market value including goodwill of $12,099,111. The resulting intangible is being amortized over 40 years.

     During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, an MSO that provides management services to an IPA composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the MSO. The Company's balance sheet as of January 31, 1998 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the

Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests equals 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be 4 and the maximum 10.

     During September 1996, the Company purchased an 80% interest in New Jersey Medical Management, LLC, an MSO that provides management services to an IPA with more than 450 physicians in New Jersey. The Company acquired this interest in exchange for a payment of $350,000 to existing shareholders.

     During September 1996, the Company purchased the stock of Physicians Consultant and Management Corporation ("PCMC"), a company based in Florida that provides the managed healthcare industry with assistance in provider relations, utilization review and quality assurance. The base purchase price for the stock was $2,000,000 with $1,000,000 paid on the closing date and $1,000,000 paid during February 1997. There is also a contingent payment up to a maximum of $10,000,000 based on PCMC's earnings before taxes during the five years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. The purchase price has been allocated to the assets at their fair market value including goodwill of approximately $3,078,568. The resulting intangible is being amortized over 30 years.

     During November 1996, the Company established New York Network Management, L.L.C. ("Network"), which is 51% owned by the Company, to purchase the assets and stock of various entities which comprise Brooklyn Medical Systems ("BMS"). BMS arranges for the delivery of healthcare services to members through affiliations with more than 600 physicians in the New York City area. The purchase price for Network was $2,200,000. The Company has committed to fund approximately $2,400,000 to Network during the next three years. During the first three years the Company has the option to purchase up to an additional 29% ownership interest. During years four and five the owners of 29% of Network have the right to require the Company to purchase their interests at a price equal to the greater of $5,000,000 or the option price, which is determined primarily based upon the earnings of Network. In addition, during years six and seven, the owners of 20% of Network have the right to require the Company to purchase their interests at the option price.

Year Ended December 31, 1995 Acquisitions

Physician Practice Acquisitions (all information related to the number of physicians is as of the acquisition date)

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

     During the year ended December 31, 1995, the Company purchased the assets of and entered into management service agreements with Oncology-Hematology Associates, P.A. and Oncology-Hematology Infusion Therapy, Inc.; Georgia Cancer Specialists, Inc.; Osler Medical, Inc.; Oncology Radiation Associates, P.A.; West Shore Urology; Whittle, Varnell and Bedoya, P.A.; Oncology Care Associates; Venkat Mani; and Symington, consisting of an aggregate of 79 physicians including 45 oncologists. The total purchase price for these assets was $23,425,190 in cash. In connection with these acquisitions, the Company also assumed debt of $6,893,609. The purchase price for the practices' assets was allocated to assets at their fair market value, including management service agreements of $19,344,763. The resulting intangible is being amortized over the life of the management agreements which range from ten to 20 years.

Ancillary Service Companies Acquisitions

     During March 1995, the Company acquired by merger all of the outstanding shares of stock of Oncology Therapies, Inc. (formerly known as Radiation Care, Inc. and referred to herein as "OTI") for $2.625 per share. OTI owns and operates outpatient radiation therapy centers utilized in the treatment of cancer and diagnostic imaging centers. The total purchase price for the stock was approximately $41,470,207 (not including transaction costs and 26,800 shares initially subject to appraisal rights). During April 1995, the Company purchased from Aegis Health Systems, Inc. for $7,163,126 all of the assets used in its lithotripsy services business. During November 1995 the Company acquired by merger Pinnacle Associates, Inc. ("Pinnacle"), an Atlanta, Georgia infusion therapy services company. The merger consideration in connection with the Pinnacle merger was paid in June 1997 with the issuance of 100,002 shares of the Company's Common Stock having a value of approximately $1,500,000. The purchase price for these acquisitions was allocated to assets at their fair market value including goodwill of $20,735,818. The resulting intangibles are being amortized over 20 to 40 years.

Real Estate Services Company Acquisitions

     On May 31, 1995, Abraham D. Gosman, Chairman of the Board and Chief Executive Officer of the Company ("Mr. Gosman") purchased a 50% ownership interest in DASCO Development Corporation and DASCO Development West, Inc. (collectively, "DASCO"), a real estate services company providing such services to related and unrelated third parties in connection with the development of medical malls, health parks, and medical office buildings. The purchase price consisted of $5.2 million in cash and $4.6 million in notes, which were guaranteed by Mr. Gosman. Upon the closing of the Company's initial public offering, the Company's principal promoters, and certain management and founder stockholders exchanged their ownership interests in DASCO for shares of Common Stock equal to a total of $55 million or 3,666,667 shares. The Company believes that its real estate services and project finance strategy are a significant component of the Company's overall business strategy. The historical book value of DASCO at the time of the initial public offering was $22,735. The initial 50% purchase price was allocated to assets at their fair market value, primarily goodwill of $9.8 million with the exchange recorded at historical value. At December 31, 1995, the acquisition of the 50% interest in DASCO was being accounted for using the equity method.

Results of Operations

The Year Ended January 31, 1998 Compared to the Year Ended January 31, 1997

     The following discussion reviews the results of operations for the year ended January 31, 1998 ("1998") compared to the year ended January 31, 1997 ("1997").

Revenues

      The Company derives revenues from healthcare services and real estate services. Within the healthcare segment, the Company distinguishes between revenues from cancer services, noncancer physician services and other ancillary services. Cancer services include physician practice management services to oncology practices and certain ancillary services, including radiation therapy, diagnostic imaging and infusion therapy. Noncancer physician services include physician practice management services to all practices managed by the Company other than oncology practices, management services to MSOs and hospitals and administrative services to health plans which include reviewing, processing, and paying claims and subcontracting with specialty care physicians to provide covered services. Other medical ancillary services include home healthcare services, lithotripsy, various healthcare management services, diagnostic imaging, ambulatory surgery, and clinical research studies.

     Net revenues were $346.5 million during 1998. Of this amount, $105.9 million or 30.6% of such revenues was attributable to cancer services; $140.8 million or 40.6% was related to noncancer physician services; $68.7 million or 19.8% of such revenues was attributable to other ancillary services; and $31.1 million or 9.0% related to real estate services. The majority of the $138.5 million increase in revenues from 1997 to 1998 is attributable to the acquisitions and affiliations completed by the Company during 1997 and 1998.

     Net revenues were $208.0 million during 1997. Such revenues consisted of $95.0 million or 45.7% related to cancer services; $55.4 million or 26.6% related to noncancer physician services; $38.6 million or 18.6% related to other ancillary services; and $19.0 million or 9.1% related to real estate services.

Expenses

     The Company's cost of affiliated physician management services was $65.4 million or 41.4% of net revenue from management services agreements during 1998. The cost of affiliated physician management services was $42.2 million or 46.8% of net revenue from management services agreements during 1997. Net revenue for the physician practices managed by the Company was $157.8 million during 1998 and $90.2 million during 1997. The cost of affiliated physician management services as a percentage of net revenue from management services varies based upon the type of physician practices.

     The Company's salaries, wages, and benefits increased by $29.8 million from $58.4 million or 28.1% of net revenues during 1997 to $88.2 million or 25.5% of net revenues during 1998. The decrease as a percentage of net revenues is primarily attributable to (i) the fact that since the Company's commencement of operations during 1994, it has been able to spread its salaries, wages, and benefits over a rapidly expanding revenue base and (ii) salaries, wages, and benefits varies depending on whether the physician practice is owned or managed.

     The Company's supplies expense increased by $17.7 million from $27.2 million or 13.1% of net revenues during 1997 to $44.9 million or 13.0% of net revenues during 1998. The increase in supplies expense is primarily a result of the acquisition of additional physician practices. Supplies expense as a percentage of net revenues varies depending upon the type of physician practices.

     The Company's depreciation and amortization expense increased by $3.4 million from $7.4 million or 3.5% of net revenues during 1997 to $10.8 million or 3.1% of net revenues during 1998. The increase is primarily a result of the acquisitions completed after 1997 and the allocation of the purchase prices as required by purchase accounting. During 1998, the Company sold assets that resulted in net gains of $2.2 million. In addition, the Company recorded nonrecurring charges of $0.3 million during 1998. These gains and nonrecurring items have been included in other expenses on the statement of operations.

     The Company's rent expense increased by $8.1 million from $8.5 million or 4.1% of net revenues during 1997 to $16.6 million or 4.8% of net revenues during 1998. Rent expense as a percentage of net revenue varies depending upon the size of each of the affiliated practice's offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market.

     The Company's merger and other noncontinuing costs of $1.9 million and $11.1 million during 1997 and 1998, respectively, represent the merger transaction costs, of $10.2 million, related to the CSL merger as well as certain noncontinuing salary, consulting and management fee expenses incurred by CSL. The merger transaction costs, of $10.2 million, were recorded during the quarter ended October 31, 1997, which represents the quarter in which the transaction closed.

     The Company's income tax expense increased by $3.0 million from $6.8 million or 30.9% of pretax income during 1997 to $9.8 million or 32.4% of pretax income (prior to merger costs of $10.2 million which are not tax deductible) during 1998. The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes. The Company's pro forma income tax expense increased by $2.3 million from $8.1 million or 36.7% of pretax income during 1997 to $10.4 million or 34.5% of pre tax income (prior to merger costs of $10.2 million which are not tax deductible) during 1998.

     Prior to the business combination with CSL, CSL had elected to be treated as S corporation as provided under the Internal Revenue Code (the "Code"), whereby income taxes are the responsibility of the stockholders. Accordingly, the Company's statements of operations do not include provisions for income taxes for income related to CSL. Prior to the business combination, dividends were primarily intended to reimburse stockholders for income tax liabilities incurred.

     The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation for income tax purposes, and no tax benefit arose as a result of the change in tax status.

Real Estate Services

      The Company provides real estate services to related and unrelated third parties primarily in connection with the establishment of various healthcare related facilities, including health parks, medical malls and medical office buildings. The Company believes that the development of such facilities, in certain markets, will aid in the integration of its affiliated physicians and ancillary services and will provide future opportunities to affiliate with physicians and acquire future physician practices or support services. Further, the Company believes that the development of health parks, medical malls and medical office buildings in certain markets will aid in the integration of its affiliated physicians and ancillary services.

     The Company derives its real estate service revenues from the provision of a variety of services. In rendering such services, the Company generates income without bearing the costs of construction, expending significant capital or incurring substantial indebtedness. Net revenues from real estate services are recognized at the time services are performed. In some cases, fees are earned upon the achievement of certain milestones in the development process, including the receipt of a building permit and a certificate of occupancy of the building. Unearned revenue relates to all fees received in advance of services being completed on development projects.

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

     The amount of development fees and leasing and marketing fees are stated in the various agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During 1998, the Company's real estate services generated revenues of $31.1 million and operating income of $25.1 million. During the fourth quarter ended January 31, 1998, the Company received $9.1 million for arranging the sale of 21 medical office buildings with a total sales price of $200,000,000, which approximated fair market value.

Results of Operations

Year Ended January 31, 1997 Compared to the Year Ended December 31, 1995

     The following discussion reviews the results of operations for the year ended January 31, 1997 ("1997"), compared to the year ended December 31, 1995 ("1995"), respectively.

Revenues

     Net revenues were $208.0 million during 1997. Of this amount, $95.0 million or 45.7% of such revenues was attributable to cancer services; $55.4 million or 26.6% was related to noncancer physician services; $38.6 million or 18.6% of such revenues was attributable to other ancillary services; and $19.0 million or 9.1% related to real estate services at December 31, 1995. The majority of the $123.9 million increase in revenues from 1995 to 1997 is attributable to the acquisitions and affiliations completed by the Company during 1995 and 1997.

     Net revenues were $84.1 million during 1995. Of this amount, $44.9 million or 53.4% of such revenues was attributable to cancer services; $7.7 million or 9.2% related to noncancer physician services; and $31.5 million or 37.5% related to other ancillary services.

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

     The Company's salaries, wages, and benefits increased by $22.6 million from $35.8 million or 42.5% of net revenues during 1995 to $58.4 million or 28.1% of net revenues during 1997. The decrease as a percentage of net revenues is primarily attributable to (i) the fact that since the Company's commencement of operations during 1994, it has been able to spread its salaries, wages, and benefits over a rapidly expanding revenue base and (ii) salaries, wages and benefits varies depending upon whether the physician practice is owned or managed.

     The Company's supplies expense increased by $15.1 million from $12.1 million or 14.4% during 1995 to $27.2 million or 13.1% during 1997. The increase in supplies expense is primarily a result of the acquisition of additional physician practices. The supplies expense as a percentage of net revenues will vary based upon the type of physician practices.

     The Company's depreciation and amortization expense increased by $3.4 million from $4.0 million or 4.7% of net revenues during 1995 to $7.4 million or 3.5% of net revenues during 1997. The increase primarily is a result of the acquisitions completed during 1997 and the allocation of the purchase prices as required per purchase accounting. One of the reasons for the decrease as a percentage of net revenues is a result of the increased revenues during 1997 from the entities previously acquired.

     The Company's rent expense increased by $3.4 million from $5.1 million or 6.1% of net revenues during 1995 to $8.5 million or 4.1% of net revenues during 1997. Rent and lease expenses as a percentage of net revenue will vary based on the size of each of the affiliated practice offices, the number of satellite offices, and the current market rental rate for medical office space in the particular geographic markets.

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

     The Company's net interest expense decreased by $3.1 million from 1995 to 1997. Interest income of $4.1 million was earned during 1997, primarily on the remaining proceeds from the Company's initial public offering and Convertible Subordinated Debenture offering.

     No income tax provision was required during 1995 due to the Company's tax loss and the inability of the Company to use the benefits which, prior to the completion of the initial public offering, primarily accrued to Mr. Gosman.

Real Estate Services

     The Company provides real estate services to related and unrelated third parties in connection with the establishment of health parks, medical malls, and medical office buildings. The amount of development fees and leasing and marketing fees are stated in the development and marketing agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During 1997, the Company's real estate services business generated revenues of $19.0 million and operating income of $11.3 million.


Liquidity and Capital Resources

     Cash used by operating activities was $2.3 million during 1998. Cash provided by operating activities was $5.6 million during 1997. At January 31, 1998, the Company's principal sources of liquidity consisted of working capital of $86.4 million which included $49.5 million in cash. The Company also had $42.7 million of current liabilities, including approximately $13.7 million of indebtedness maturing before January 31, 1999.

      Cash used by investing activities was $34.6 million and $48.8 million during 1998 and 1997, respectively. This primarily represents the funds required by the Company for the acquisition of physician practices, ancillary services companies, or other medical networks or organizations, and the advances under notes receivable of $3.3 million, partially offset by the repayments of notes receivable of $10.2 million during 1998. In addition, during 1998, the Company sold assets (consisting primarily of land and two radiation therapy centers) for $4.0 million.

     Cash provided by financing activities was $4.8 million during 1998 and primarily represented borrowings under revolving lines of credit (net of issuance costs) of $26.6 million, repayment of debt of $25.2 million, payment of dividends of $1.9 million (to the stockholders of CSL prior to its merger with the Company) and the release of restricted cash collateralizing debt of $4.5 million. Cash provided by financing activities was $74.8 million during 1997, which was primarily comprised of the proceeds (net of offering costs) from the issuance of the Convertible Subordinated Debentures of $96.6 million and the release of cash collateral of $2.0 million offset by the repayment of advances from shareholder, the payment of dividends (to the stockholders of CSL prior to its merger with the Company) and the repayment of other debt in the aggregate amount of $24.4 million.

     In conjunction with the acquisition of a clinical research center during the year ended January 31, 1998, the Company may be required to make contingent payments based on revenue and profitability measures over the next five years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

     In conjunction with various acquisitions that were completed during the years ended January 31, 1998 and 1997, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $21.7 million over the next five years. The payments, if required, are payable in cash and/or Common Stock of the Company.

     During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company has committed to expend up to $40 million to be utilized for the expansion of the network.

     During August 1997, the Company purchased certain assets and assumed certain liabilities of, and entered into an administrative services agreement with BAB Nuclear Radiology, P.C., to operate five diagnostic imaging centers on Long Island, New York. The purchase price was approximately $10.5 million in cash, $15.0 million in convertible notes and the assumption of $1.6 million in debt. At January 31, 1998, $10.0 million of the convertible notes was outstanding ($5.0 million of such amount was paid in shares of Common Stock of the Company during February 1998).

     In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of January 31, 1998, the Company had committed to issue $1.4 million of Common Stock of the Company using the methodology discussed above.

      The Company's acquisition and expansion programs will require substantial capital resources. In addition, the operation of physician groups, integrated networks and related ancillary services companies, and the development and implementation of the Company's management information systems, will require ongoing capital expenditures. The Company expects that its capital needs over the next several years will substantially exceed capital generated from operations. To finance its capital needs, the Company plans both to incur indebtedness and to issue, from time to time, additional debt or equity securities, including Common Stock or convertible notes, in connection with its acquisitions and affiliations.

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

     The Company expects that its working capital as of January 31, 1998 of $86.4 million, which includes cash of $49.5 million, and amounts available under an acquisition/working capital line of credit for approximately $84.0 million, will be adequate to satisfy the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

Risks Associated With Year 2000

     The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications and medical equipment could fail or create erroneous results by or at the year 2000. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). The Company expects to complete its full assessment of the Year 2000 issue no later than January 31, 1999, which is prior to any anticipated impact on its operating systems. As part of the Year 2000 assessment, the Company expects to communicate with all of its physician practices and networks, as well as suppliers and third parties with which the Company does business, to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remedy their Year 2000 issues. There is no guarantee that the systems of other companies on which the Company relies will be corrected in a timely manner or that the failure to correct will not have a material adverse effect on the Company's systems. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 issues. However, there can be no guarantee that the Company's initial assessment of the financial impact of this risk will be accurate; actual results could differ materially from those anticipated. Specific factors that might cause such material differences, include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Factors to be Considered

     The parts of this Annual Report on Form 10-K titled "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements which involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words

"may," "will," "seek," "plan," "expect," "believe," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein, including, without limitation, those set forth below and under "Business--Physician Management Services" and "Business--Government Regulation," and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

     Risks Related to Growth Strategy. The Company's strategy involves growth primarily through affiliation with physicians and acquisition of medical practices and other businesses. The Company is subject to various risks associated with its growth strategy, including the risk that the Company will be unable to identify, recruit or acquire suitable affiliation or acquisition candidates or to integrate and manage the affiliated or acquired IPAs, practices or companies. The growth of the Company is largely dependent on the Company's ability to form networks of affiliated physicians and to manage and control costs. Any failure of the Company to implement economically feasible affiliations and acquisitions may have a material adverse effect on the Company. There can be no assurance that the Company will be able to achieve and manage planned growth, that the assets of physician practice groups, IPAs, hospitals or other healthcare providers will continue to be available for acquisition by the Company, that the liabilities assumed by the Company in any affiliation or acquisition will not have a material adverse effect on the Company, or that the affiliation with physician practice groups, IPAs, hospitals or other healthcare providers will be profitable for the Company.

     Risks Related to Capital Requirements. The Company's affiliation, acquisition and expansion programs may require substantial capital resources. In addition, the operation of physician groups, IPAs, integrated networks and related ancillary service companies requires ongoing capital expenditures. Further, in connection with certain of its affiliations, the Company has obligated itself to provide significant amounts of capital to expand or improve the affiliated organization. There can be no assurance that the Company will be able to raise additional capital when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company.

     Risks Related to Acquisition Financing. The Company has financed affiliations and acquisitions, and may choose to finance future affiliations and acquisitions, by using shares of its Common Stock for a portion or all of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential affiliation and acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the affiliation or acquisition, the Company might not be able to utilize Common Stock as a consideration for affiliations and acquisitions and would be required to utilize more of its cash resources, if available, in order to maintain its affiliation and acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that such financing will be available if and when needed or on terms acceptable to the Company.

     Government Regulation. Providers of healthcare services, including physicians and other clinicians, are subject to extensive federal and state regulation. The fraud and abuse provisions of the Social Security Act prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration in return for, or the inducement of, the referral of patients, items or services that are paid for, in whole or in part, by Medicare or Medicaid. These laws also impose significant penalties for false or improper billings for physician services and impose restrictions on physicians' referrals for designated health services to entities with which they have financial relationships. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Similar state laws also apply to the Company. Such exclusion and penalties, if applied to the Company's affiliated physician groups or medical support service providers, could have a material adverse effect on the Company.

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

     The Company believes that its operations are conducted in material compliance with applicable laws, however, the Company has not received a legal opinion to this effect and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. Moreover, as a result of the Company providing both physician practice management services and ancillary services, the Company may be the subject of more stringent review by regulatory authorities, and there can be no assurance that a review of the Company's operations by such authorities will not result in a determination that could have a material adverse effect on the Company or its affiliated physicians. Additionally, there can be no assurance that the healthcare regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion. The regulatory framework of certain jurisdictions may limit the Company's expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform to such regulatory framework or to obtain necessary approvals, licenses and permits. Any limitation on the Company's ability to expand could have a material adverse effect on the Company.

     Dependence on Third Party Reimbursement; Trends and Cost Containment. Substantially all of the Company's patient service revenues are derived from third party payors. The Company's revenues and profitability may be materially adversely affected by the current trend within the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that this trend will continue to result in a reduction from historical levels of per-patient revenue. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capital or other financial risk-shifting payment systems by third party payors with service providers. Both the federal government and various states are considering imposing limitations on the amount of funding available for various healthcare services. The Company cannot predict whether or when any such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals would have on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions.

     Rates paid by private third party payors, including those that provide Medicare supplemental insurance, are based on established physician, clinic and hospital charges and are generally higher than Medicare payment rates.

Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company.

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

     Risks Associated with Managed Care Contracts. As an increasing percentage of patients come under the control of managed care entities, the Company believes that its success will be, in part, dependent upon the Company's ability to negotiate contracts with health maintenance organizations ("HMOs"), employer groups and other private third party payors pursuant to which services will be provided on a risk-sharing or capitated basis. Under some of these agreements, a healthcare provider accepts a predetermined amount per member per month in exchange for providing all covered services to patients. Such contracts pass much of the economic risk of providing care from the payor to the provider. The Company's success in implementing its strategy of entering into such contracts in markets served by the Company could result in greater predictability of revenues, but increased risk to the Company resulting from uncertainty regarding expenses. To the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, additional costs would be incurred, resulting in a reduction in operating margins. In the worst case, revenues associated with risk-sharing contracts or capitated provider networks would be insufficient to cover the costs of the services provided. Any such reduction or elimination of earnings could have a material adverse effect on the Company. Moreover, there is no certainty that the Company will be able to establish and maintain satisfactory relationships with third party payors, many of which already have existing provider structures in place and may not be able or willing to rearrange their provider networks. Increasingly, some jurisdictions are taking the position that capitated agreements in which the provider bears the risk should be regulated by insurance laws. As a consequence, the Company may be limited in some of the states in which it operates in its attempt to enter into or arrange capitated agreements for its affiliated physician practices, employee physicians or medical support service providers when those capitated arrangements involve the assumption of risk.

     Dependence on Physicians and Other Medical Service Providers. The Company is dependent upon its affiliations with physicians and other ancillary service providers. The Company has entered into management and/or employment agreements with most of its physicians and other medical service providers for terms ranging from seven to 40 years. A significant number of the Company's affiliated physicians and other medical service providers have the right to terminate their contracts before the expiration of their respective terms. In the event that a significant number of such physicians or providers terminate their contracts or become unable or unwilling to continue in their roles, the Company's business could be materially adversely affected.

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

     Potential Loss of Contracts. Although the Company's clinical research study contracts with sponsors provide that it is entitled to receive fees earned through the date of termination, as well as all non-cancelable costs, sponsors generally are free to terminate a clinical trial or the Company's contract related thereto at any time. The length of a typical clinical trial contract varies from several weeks to several years. Sponsors may terminate clinical trials for several reasons, including unexpected results or adverse patient reactions to a potential product, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of a potential product or decisions by the sponsor to de-emphasize or terminate a particular trial or development efforts with respect to a particular potential product. A sponsor's decision to terminate a trial in which the Company participates could have a material adverse effect on the Company's business, results of operations and financial condition.

     Government Regulation; Potential Impact of Healthcare Reform. Demand for the Company's clinical research site management services is largely a function of the regulatory requirements associated with the approval of a new drug application imposed by the United States Food and Drug Administration ("FDA"). These requirements are more stringent and thus more burdensome than those imposed by many other developed countries. In recent years, efforts have been made to streamline the drug approval process and coordinate United States standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the demand for the Company's clinical trial services. Several competing proposals to reform the system of healthcare delivery in the United States have been considered by Congress from time to time. The process by which the government will pursue additional or modified proposals for national healthcare reform and the precise nature of any such proposals is unclear at this time. Some of the proposals put forth to date incorporate price controls on drugs and limits on overall medical spending which may adversely affect expenditures by the pharmaceutical and biotechnology industries for research and development, which could have a material adverse effect on the Company's business, results of operations and financial condition. At present, it is impossible to predict the effect of any new legislation or changes in regulatory environment on the Company. The failure of the Company to comply with applicable regulations could result in the termination of on-going research or the disqualification of data for submission to regulatory authorities. Further, the issuance of a notice or finding by the FDA to either the Company or its clients based upon a material violation by the Company of either Good Clinical Practices or Good Laboratory Practices could have a material adverse effect on the Company's business, results of operations and financial condition.

     Potential Liability from Operations. Clinical trials involve the testing of approved and experimental drugs on human beings. This testing carries with it a significant risk of liability for personal injury or death to participants resulting from an adverse reaction to, or improper administration of, the potential product. The Company participates with sponsors in the selection process. The Company also contracts on behalf of its customers with physicians who render, and itself renders, professional services including administering the drugs being tested to participants in these trials. Consequently, the Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials and arising from professional malpractice of physicians with whom it has contracted and its own employees. Although the Company is generally indemnified by its clients for such liability, in order for such indemnification to be valid, the Company and its employees and agents must act within the bounds of specific procedural requirements governing the conduct of the clinical trial. Since the value of the Company's indemnification depends on the financial viability of the indemnifying party, there can be no assurance that the Company will be able to rely on such indemnification in each instance of potential liability. If the Company was forced to undertake the defense of, or found financial responsible for, claims based upon the foregoing or related risks, there could be a material adverse effect on the Company's business, results of operations and financial condition.

     Real Estate Services. The Company provides real estate services to related and unrelated third parties primarily for the establishment of various healthcare related facilities, including health parks, medical malls and medical office buildings. In connection with these projects, the Company enters into development contracts for the provision of all or some of the following services: project finance assistance, project management, construction management, construction design engineering consultation, physician recruitment, consulting, due diligence services, leasing and marketing. Many of these contracts hold the Company liable for any development cost overruns and also require the Company to indemnify the owner of the medical facility and the owner of the land on which a medical facility is developed against certain liabilities or losses. As a result, the Company, which is not a contractor, enters into construction contracts with general contractors to construct its projects for a "guaranteed maximum cost" and requires the general contractors to maintain performance bonds and to indemnify the Company against certain liabilities and losses. Any claim for development cost overruns not covered by a performance bond or any request for indemnification by the owner of the medical facility or the owner of the land on which a medical facility is developed, if the Company is not indemnified by others, could have a material adverse effect on the Company.

     Control by Existing Stockholders. All of the Company's executive officers and directors as a group beneficially own approximately 31.4% of the outstanding shares of Common Stock. As a result, such executive officers and directors, should they choose to act together, will be able to determine the outcome of corporate actions requiring stockholder approval and to control the election of the Company's Board of Directors. This ownership may have the effect of discouraging unsolicited offers to acquire the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Recent Accounting Pronouncements and Other Matters

     The FASB recently issued Statement No. 130, "Comprehensive Income," which is effective for the Company's financial statements as of and for the year ended January 31, 1999. In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's Common Stock. This Statement is not anticipated to materially affect the Company's financial statements.

     The FASB recently issued statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements as of and for the year ended January 31, 1999. This Statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The Company has not yet completed its evaluation of the impact of this Statement on the Company's financial statements.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. Physician practice management companies ("PPMs") will be required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF 97-2 is effective for the Company's financial statements for the year ended January 31, 1999 and for any transactions occurring after November 20, 1997. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or its earnings. However, adoption of this statement could reduce reported revenues for the year ended January 31, 1998 by a maximum of 19% from $346.5 million to $281.2 million.

                                    PART III

Item 10. Directors and Executive Officers

     The information required by this item is incorporated by reference from the Company's Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders, provided that such Proxy Statement is filed with the Securities and Exchange Commission on or before May 31, 1998, or will be added as an amendment to this item on Form 10-K/A on or before such date.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the Company's Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders, provided that such Proxy Statement is filed with the Securities and Exchange Commission on or before May 31, 1998, or will be added as an amendment to this item on Form 10-K/A on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the Company's Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders, provided that such Proxy Statement is filed with the Securities and Exchange Commission on or before May 31, 1998, or will be added as an amendment to this item on Form 10-K/A on or before such date.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference from the Company's Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders, provided that such Proxy Statement is filed with the Securities and Exchange Commission on or before May 31, 1998, or will be added as an amendment to this item on Form 10-K/A on or before such date.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a) 1.   Financial Statements

                                                                      Page
                                                                      ----
              Financial Statements
              Report of Independent Accountants                        F-2
              Balance Sheets as of January 31, 1998 and
                January 31, 1997                                       F-3
              Statements of Operations for the years ended
                January 31, 1998, January 31, 1997 and
                December 31, 1995                                      F-4
              Statements of Changes in Shareholders' Equity
                for the years ended January 31, 1998,
                January 31, 1997 and December 31, 1995                 F-5
              Statements of Cash Flows for the years ended
                January 31, 1998, January 31, 1997 and
                December 31, 1995                                      F-6
              Notes to Financial Statements                            F-7

          2   Financial Statement Schedules

              Report of Independent Accountants                        S-1


Schedule II   Valuation and Qualifying Accounts for the years
                ended January 31, 1998, January 31, 1997 and
                December 31, 1995                                      S-2


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.  Exhibits

Exhibit No.   Exhibit

3.1           Restated Certificate of Incorporation of the Company.
3.2           By-laws of the Company.
+4            Indenture with respect to the Company's 6-3/4% Convertible Subordinated Debentures.
10.1          Stock Purchase Agreement dated May 31, 1995 by and among Dasco Development Corporation, Dasco
                  Development West, Inc., Donald A. Sands. Bruce A. Rendina and Abraham D. Gosman.
10.2          Shareholders' Agreement dated as of May 31, 1995 by and among Donald A. Sands, Bruce A.
                  Rendina, Abraham D. Gosman, DASCO Development corporation and DASCO Development West, Inc.
10.3          Asset Purchase Agreement dated August 21, 1996 between Eric Moscow, Richard Lipton,
                  Wayne Lipton, Physician's Choice, LLC and Physician's Choice, Inc. (incorporated by reference from the Companies Current Report on Form 8-K dated September 30, 1996).
10.4          Registration Agreement dated January 29, 1996 between PhyMatrix Corp. and various stockholders of PhyMatrix Corp.
+10.5         Registration Agreement dated June 21, 1996 between PhyMatrix Corp. and the Initial Purchasers.
10.6(M)       Employment Agreement dated as of January 1, 1995 between DASCO and Bruce A. Rendina.
+10.7(M)      Employment Agreement dated July 27, 1994 between Continuum Care of Massachusetts, Inc. and
                  William A. Sanger.
+10.8(M)      First Amendment to Employment Agreement dated March 13, 1996 between PhyMatrix Corp. and
                  William A. Sanger.
+10.9(M)      Employment Agreement dated January 29, 1996 between PhyMatrix Corp. and Robert A. Miller.
10.10(M)      Employment Agreement dated September 22, 1994 between Continuum Care of Massachusetts,




                   Inc. and Edward E. Goldman, M.D.
10.11(M)      1995 Equity Incentive Plan.


10.12         Amended and Restated Agreement and Plan of Merger dated as of July 15, 1997 by and among the Company, PhyMatrix Acquisition I, Inc., Clinical Studies Ltd., Dr. Michael
                  Rothman, Dr. Walter Brown, Michael T. Heffernan and Ronald Phillips as Trustee of
                  The Alexander Rothman 1993 Qualified Sub-Chapter S Trust and as Trustee of The
                  Julie Rothman Qualified Sub-Chapter S Trust (incorporated by reference from the
                  Company's Current Report on Form 8-K filed on October 6, 1997).
10.13         Credit Agreement dated September 17, 1997 among the Company, various subsidiaries of the
                  Company, PNC Bank, National Association and certain other banks (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).
*10.14(M)     Employment Agreement dated October 14, 1997 between PhyMatrix Corp. and
                  Michael T. Heffernan.
*10.15(M)     Separation and Settlement Agreement dated April 30, 1998 between Frank Tidikis and PhyMatrix
                  Corp.
21            Subsidiaries of the Registrant.
*23.1         Consent of Coopers & Lybrand L.L.P.
*27           Financial Data Schedule.
*99           Section 3.4(a) of the Operating Agreement of Tri-State Network Management, L.L.C. dated
                  February 17, 1998 among PhyMatrix Management Company, Inc. ("Management"), Beth
                  Israel Medical Center and Landmark Physicians Organization, L.L.C., which imposes certain restrictions on Management and PhyMatrix Corp.
---------------

*  Filed herewith.
+ Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-08269).
(M) Management contract or compensatory plan.

All exhibits not filed herewith or otherwise incorporated by reference are hereby incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-97854).

    (b) Reports on Form 8-K

        Current Report on Form 8-K filed on January 14, 1998 reporting under
        Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PHYMATRIX CORP.


                                              By: /s/ Abraham D. Gosman
                                                  --------------------
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


          Signature                                  Title                       Date
          ---------                                 -------                     -------

                                          Chairman of the Board of Directors
                                          and Chief Executive Officer
/s/ Abraham D. Gosman                     (Principal Executive Officer)        April 29, 1998
---------------------------

                                          Chief Financial Officer
                                          (Principal Financial and
/s/ Frederick R. Leathers                 Accounting Officer)                  April 29, 1998
---------------------------

/s/ Governor Hugh L. Carey                Director                             April 29, 1998
---------------------------

/s/ Joseph N. Cassese                     Director                             April 29, 1998
---------------------------

/s/ John Chay                             Director                             April 29, 1998
---------------------------

/s/ Michael Heffernan                     Director and Chief Executive         April 29, 1998
---------------------------               Officer of CSL

/s/ David M. Livingston, M.D              Director                             April 29, 1998
---------------------------

/s/ Robert A. Miller                      Director and President               April 29, 1998
---------------------------

/s/ Eric Moskow                           Director and Executive Vice          April 29, 1998
---------------------------               President of Strategic Planning

/s/ Bruce A. Rendina                      Director and Vice Chairman           April 29, 1998
---------------------------

/s/ Stephen E. Ronai, Esq                 Director                             April 29, 1998
---------------------------

                                 PHYMATRIX CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                          Page
                                                                                          ----

     Report of Independent Accountants                                                    F-2

     Consolidated Balance Sheets as of January 31, 1998 and January 31, 1997              F-3

     Statements of Operations for the years ended January 31, 1998, January 31, 1997,
       and December 31, 1995                                                              F-4

     Statements of Changes in Shareholders' Equity for the years ended
       January 31, 1998, January 31, 1997, and December 31, 1995                          F-5

     Statements of Cash Flows for the years ended January 31, 1998, January 31, 1997
       and December 31, 1995                                                              F-6

     Notes to Financial Statements                                                        F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of PhyMatrix Corp.:

     We have audited the accompanying financial statements of PhyMatrix Corp. as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhyMatrix Corp. as of January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended January 31, 1998 and 1997, and the combined results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 13, 1998, except for Note 21,
for which the date is April 9, 1998

                                 PHYMATRIX CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     January 31,      January 31,
                                                                                        1998             1997
                                                                                     -----------      ------------
 ASSETS
 Current assets
   Cash and cash equivalents                                                          $ 49,535,784    $ 81,321,955
   Receivables:
     Accounts receivable, net of allowances of $48,428,000 and $29,525,000              57,251,979      41,743,737
       at January 31, 1998 and January 31, 1997, respectively
     Other receivables                                                                  14,240,438       2,318,395
     Notes receivable (Note 4)                                                           1,851,000      10,125,000
   Prepaid expenses and other current assets                                             6,167,070       3,680,709
                                                                                      -------------- -------------
          Total current assets                                                         129,046,271     139,189,796

 Property, plant and equipment, net (Note 5)                                            44,294,808      39,128,292
 Notes receivable (Note 4)                                                               7,830,800       4,938,700
 Goodwill, net (Note 2)                                                                 93,879,672      74,426,572
 Management service agreements, net (Note 2)                                            89,469,869      40,196,102
 Investment in affiliates (Note 6)                                                       4,943,516       3,399,859
 Other assets (including restricted cash)                                                8,694,208      12,030,884
                                                                                       -----------   -------------
          Total assets                                                               $ 378,159,144   $ 313,310,205
                                                                                     ==============  =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
     Current portion of debt and capital leases (Note 8)                              $ 13,741,594   $   3,835,569
     Accounts payable                                                                   13,100,907       9,436,189
     Accrued compensation                                                                2,282,268       1,480,250
     Accrued  and other current liabilities (Note 7)                                    13,531,197      12,627,164
                                                                                      ------------   -------------
          Total current liabilities                                                     42,655,966      27,379,172

 Long-term debt and capital leases, less current maturities (Note 8)                    20,617,165      14,994,690
 Convertible subordinated debentures (Note 8)                                          100,000,000     100,000,000
 Other long term liabilities (Notes 3 and 7)                                             1,651,115      14,004,143
 Deferred tax liability (Note 14)                                                                -       1,354,182
 Minority interest                                                                       1,200,544       1,798,321
                                                                                      ------------   -------------
          Total liabilities                                                            166,124,790     159,530,508

 Commitments and contingencies (Notes 9 and 10)
 Shareholders' equity:
     Common stock, par value $.01, 40,000,000 shares authorized,                           312,485         276,253
       31,248,474 and 27,625,338 shares issued and outstanding at
       January 31, 1998 and January 31, 1997, respectively
     Treasury stock                                                                        (74,626)              -
     Additional paid in capital                                                        198,891,664     150,025,403
     Retained earnings                                                                  12,904,831       3,478,041
                                                                                       -----------   -------------
          Total shareholders' equity                                                   212,034,354     153,779,697
                                                                                       ------------  -------------

 Total liabilities and shareholders' equity                                           $378,159,144    $313,310,205
                                                                                      =============  =============


    The accompanying notes are an integral part of the financial statements.

                                 PHYMATRIX CORP.

                            STATEMENTS OF OPERATIONS

                                                                                      Consolidated            Combined
                                                                                      ------------            --------

                                                                          Year Ended         Year Ended       Year Ended
                                                                          January 31,        January 31,     December 31,
                                                                             1998               1997             1995
                                                                          ------------       -----------     ------------
 Net revenues (Note 2):
     Net revenues from services                                         $ 157,665,788       $ 98,764,526    $ 61,712,559
     Net revenue from management service agreements                       157,782,514         90,187,458      22,372,566
     Net revenue from real estate services                                 31,099,347         19,048,875               -
                                                                        -------------       ------------    ------------
          Total revenue                                                   346,547,649        208,000,859      84,085,125
                                                                        -------------       ------------    ------------

 Operating costs and administrative expenses:
     Cost of affiliated physician management services                      65,369,377         42,245,211       9,655,973
     Salaries, wages and benefits                                          88,221,287         58,350,848      33,540,769
     Salaries, wages and benefits - related party (Note 11)                         -                  -       2,267,891
     Professional fees                                                      9,597,310          7,321,849       4,466,897
     Professional fees - related party (Note 11)                                    -                  -         273,941
     Supplies                                                              44,908,880         27,202,905      12,117,362
     Utilities                                                              4,574,279          2,868,484       1,498,755
     Depreciation and amortization                                         10,799,686          7,381,666       3,955,511
     Rent                                                                  16,648,563          8,518,812       4,642,144
     Rent - related party (Note 11)                                                 -                  -         459,732
     Earn out payment                                                               -                  -       1,271,000
     Provision for closure loss (Note 7)                                            -                  -       2,500,000
     Provision for bad debts                                                5,914,737          4,607,888         744,111
     Merger and other noncontinuing expenses (Note 3)                      11,057,000          1,929,000       2,133,000
     Other                                                                 65,290,737         24,430,859       7,664,589
     Other - related party (Note 11)                                                -                  -         728,116
                                                                                    -                  -
                                                                        -------------       ------------    ------------
                                                                          322,381,856        184,857,522      87,919,791
                                                                        -------------       ------------    ------------

 Interest expense, net                                                      4,774,978          1,357,210       3,120,056
 Interest expense shareholder                                                       -            369,366       1,708,174
 (Income) from investment in affiliates                                      (730,973)          (709,295)       (569,156)
                                                                        -------------       ------------    ------------
                                                                            4,044,005          1,017,281       4,259,074
                                                                        -------------       ------------    ------------
 Income (loss) before provision for income taxes                           20,121,788         22,126,056      (8,093,740)
 Income tax expense                                                         9,822,685          6,836,066               -
                                                                        -------------       ------------    ------------

 Net income (loss) (Note 2)                                             $  10,299,103       $ 15,289,990    $ (8,093,740)
                                                                        ==============      ============    =============

 Net income per weighted average share - basic (Note 17)                $        0.35       $       0.56
 Net income per weighted average share - diluted (Note 17)              $        0.35       $       0.55

 Proforma Information  (Note 2):
     Adjustment to income tax expense                                   $     624,296       $  1,293,385
     Net income                                                         $   9,674,807       $ 13,996,605
     Net income per weighted average share - basic                      $        0.33       $       0.51
     Net income per weighted average share - diluted                    $        0.33       $       0.51

 Weighted average shares outstanding - basic (Note 17)                     29,690,000         27,295,000
                                                                        =============        ===========
 Weighted average shares outstanding - diluted (Note 17)                   30,229,000         27,682,000
                                                                        =============        ===========

    The accompanying notes are an integral part of the financial statements.

                                PHYMATRIX CORP.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      For the years ended January 31, 1998,
                    January 31, 1997, and December 31, 1995

                                                         Common  Stock                                 Retained
                                                         Outstanding                     Additional    Earnings
                                                         -----------------    Treasury     Paid-in   (Accumulated)
                                                         Shares     Amount     Stock       Capital      Deficit)          Total
                                                       --------     ------    --------   ----------  -------------        -----

 Balances - December 31, 1994                         4,885,512    $ 48,855   $       -  $ 13,035,158   $ (1,369,349)  $ 11,714,664
 Capital contribution                                         -           -           -    12,036,287              -     12,036,287
 Net loss for the year ended December 31, 1995                -           -           -             -     (8,093,740)    (8,093,740)
 Dividends                                                    -           -           -             -       (220,000)      (220,000)
                                                     ----------    --------   ---------  ------------   -------------     ---------

 Balances - December 31, 1995                         4,885,512      48,855           -    25,071,445     (9,683,089)    15,437,211
 Initial public offering, net of costs               21,263,284     212,633           -   111,494,224              -    111,706,857
 Issuance of common stock for acquisitions              266,666       2,667           -     3,997,333              -      4,000,000
 Issuance of stock pursuant to pooling of interests     318,793       3,188           -       624,452              -        627,640
        with Clinical Studies Ltd. ("CSL")
 Adjustment for immaterial pooling of interests         432,645       4,326           -             -        778,960        783,286
 Issuance costs                                               -           -           -      (743,316)             -       (743,316)
 Issuance of stock pursuant to acquisitions             406,272       4,062           -     9,222,977              -      9,227,039
 Issuance of stock pursuant to stock plans               52,166         522           -       358,288              -        358,810
 Net loss for month ended January 31, 1996                    -           -           -             -     (1,176,228)    (1,176,228)
 Net income for the year ended January 31, 1997               -           -           -             -     15,289,990     15,289,990
 Dividends                                                    -           -           -             -     (1,731,592)    (1,731,592)
                                                     ----------   ---------   ---------  ------------     -----------   -----------

 Balances - January 31, 1997                         27,625,338     276,253           -   150,025,403      3,478,041    153,779,697
 Adjustment for immaterial pooling of interests               -           -           -             -        644,326        644,326
 CSL's January 1997 earnings excluded from net                -           -           -             -        343,861        343,861
        income  (as described in Note 2)
 Purchase of treasury stock at cost                           -           -     (74,626)            -              -        (74,626)
 Issuance of stock pursuant to acquisitions           3,430,238      34,303           -    48,058,820              -     48,093,123
 Issuance of stock pursuant to stock plans              192,898       1,929           -       919,948              -        921,877
 Issuance costs                                               -           -           -      (112,507)             -       (112,507)
 Net income for the year ended January 31, 1998               -           -           -             -     10,299,103     10,299,103
 Dividends                                                    -           -           -             -     (1,860,500)    (1,860,500)
                                                     ----------   ---------   ---------   -----------     ----------     -----------

 Balances - January 31, 1998                         31,248,474   $ 312,485   $ (74,626) $198,891,664   $ 12,904,831   $212,034,354
                                                     ==========   =========   =========  =============  ============  =============

    The accompanying notes are an integral part of the financial statements.

                                 PHYMATRIX CORP.

                            STATEMENTS OF CASH FLOWS

                                                                                    Consolidated    Consolidated          Combined
                                                                                     Year Ended      Year Ended          Year Ended
                                                                                    January 31,     January 31,         December 31,
                                                                                       1998            1997                  1995
                                                                                    ------------    ------------        ------------
 Cash flows from operating activities:
         Net income (loss)                                                            $ 10,299,103   $ 15,289,990     $ (8,093,740)
         Noncash items included in net income (loss):
                 Depreciation and amortization                                          10,799,686      7,381,666        3,955,511
                 Amortization of debt issuance costs                                       727,484        276,625                -
                 Writedown of assets                                                             -              -        1,554,607
                 Issuance of common stock as compensation                                        -        627,640                -
                 Other (including gains on sale of assets)                              (2,578,922)      (650,940)         140,151
         Changes in receivables                                                         (8,570,781)   (14,154,057)      (7,415,851)
         Changes in accounts payable and accrued liabilities                               215,069     (3,636,548)      11,402,118
         Changes in amounts due from physicians                                         (6,242,958)    (1,005,997)        (166,846)
         Changes in other assets                                                        (6,932,501)     1,517,672       (1,511,032)
                                                                                        -----------  -------------    -------------
                         Net cash provided (used) by operating activities               (2,283,820)     5,646,051         (135,082)

 Cash flows from investing activities:
         Capital expenditures                                                          (10,247,596)    (5,686,484)      (1,378,630)
         Sale of assets                                                                  4,018,514      1,243,762                -
         Notes receivable, net                                                           6,956,900    (15,213,700)        (686,400)
         Purchase of investments in affiliates                                          (1,354,154)             -       (9,790,588)
         Other assets                                                                      438,910     (1,440,176)         (20,287)
         Acquisitions, net of cash acquired (Note 15)                                  (34,444,104)   (27,734,210)     (44,365,741)
                                                                                       ------------  -------------    -------------
                         Net cash used by investing activities                         (34,631,530)   (48,830,808)     (56,241,646)

 Cash flows from financing activities:
         Capital contributions                                                                   -              -       12,036,287
         Borrowings under revolving lines of credit, net                                26,571,214      3,132,300                -
         Advances from (repayment to) shareholders                                               -    (15,523,287)      36,690,180
         Proceeds from issuance of common stock                                            914,160        359,614              200
         Dividends to shareholders                                                      (1,860,500)    (1,731,592)        (220,000)
         Proceeds from issuance of convertible subordinated debentures                           -     96,565,758                -
         Proceeds from issuance of debt                                                          -              -       19,143,127
         Release of cash collateral                                                      4,504,116      1,996,786                -
         Offering costs and other                                                          (88,312)    (2,823,130)      (1,030,632)
         Repayment of debt                                                             (25,239,439)    (7,178,810)      (3,834,714)
                                                                                       ------------  -------------    -------------
                         Net cash provided by financing activities                       4,801,239     74,797,639       62,784,448

 Increase (decrease) in cash and cash equivalents                                      (32,114,111)    31,612,882        6,407,720
 Cash and cash equivalents, beginning of period                                         81,649,895     49,709,073          784,647
                                                                                        -----------  -------------    ------------
 Cash and cash equivalents, end of period                                             $ 49,535,784   $ 81,321,955     $  7,192,367
                                                                                      =============  =============    ============

    The accompanying notes are an integral part of the financial statements.

                                 PHYMATRIX CORP.
                          NOTES TO FINANCIAL STATEMENTS


1.   Description of Business and Organization

     PhyMatrix Corp. ("the Company") is a physician-driven, integrated medical management company that provides management services to the medical community. The Company also provides real estate development and consulting services to related and unrelated third parties for the development of medical malls, medical office buildings, and health parks. The Company's primary strategy is to develop management networks in specific geographic locations by affiliating with physicians, medical providers, and medical networks. The Company affiliates with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks by management service organizations ("MSOs") in which the Company has ownership interests. Where appropriate, the Company supports its affiliated physicians with related diagnostic and therapeutic ancillary services. The Company's ancillary services include radiation therapy, diagnostic imaging, infusion therapy, home healthcare, lithotripsy services, clinical research and ambulatory surgery.

     PhyMatrix Corp., formerly known as Continuum Care Corporation, was formed to create a healthcare company which consummated an initial public offering (the "offering") during January 1996 and simultaneously exchanged 13,040,784 shares of its Common Stock for all of the outstanding Common Stock of several business entities (the "IPO entities") which were operated under common control prior to the offering by Abraham D. Gosman, and with respect to DASCO Development Corporation and affiliate (collectively, "DASCO"), by Mr. Gosman and Bruce A. Rendina (collectively, the principal shareholders of the Company), since their respective dates of acquisition. Subsequent to the offering, the Company changed its fiscal year end from December 31 to January 31.

     During October 1997, the Company combined with Clinical Studies Ltd. ("CSL"). This business combination was accounted for as a pooling of interests. CSL is a site management organization conducting clinical research for pharmaceutical companies and clinical research organizations at 33 centers located in 15 states. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL and Clinical Marketing Ltd. ("CML") which was merged into CSL on January 1, 1997.

     Prior to the offering, each of the acquisitions of the business entities, except where otherwise noted, was accounted for under the purchase method of accounting and was recorded at the price paid by companies controlled by Mr. Gosman when they purchased the entities from third parties. The audited combined financial statements for the year ended December 31, 1995 have been prepared to reflect the combination of these business entities which have operated since their purchase date under common control. Because certain of these entities operated under common control were nontaxpaying (i.e., primarily S corporations, which results in taxes being the responsibility of the respective owners), the financial statements for the year ended December 31, 1995 have been presented on a pretax basis, as further described in Note 2.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its 50% or greater owned subsidiaries over which it exercises control. Significant intercompany accounts and transactions have been eliminated in consolidation.

                                  PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


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

Revenue Recognition

     Net revenue from services is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Included in net revenues from services are revenues from the diagnostic imaging centers in New York which the Company operates pursuant to Administrative Service Agreements.

     Net revenues from management service agreements generally includes the net revenue generated by the physician practices. Under the agreements, the Company, in most cases, is responsible and at risk for the operating costs. The costs include the reimbursement of all medical practice operating costs and payments to physicians (which are reflected as cost of affiliated physician management services).

     Net revenues from clinical studies equals the fees to be received as services are provided to patients enrolled in the studies. Revenues are recognized as patient visits are conducted and such services are provided. Payments received prior to providing services are recorded as unearned revenue. Included in accounts receivable at January 31, 1998 and 1997 are unbilled contract receivables of $3,926,117 and $5,497,469, respectively.

     Net revenues from real estate services are recognized at the time services are performed. In some cases fees are earned upon the achievement of certain milestones in the development process, including the receipt of a building permit and a certificate of occupancy of the building. Unearned revenue relates to all fees received in advance of services being completed on development projects.

Third Party Reimbursement

      For the years ended January 31, 1998, January 31, 1997, and December 31, 1995, approximately 23%, 31%, and 34%, respectively, of the Company's net revenue was primarily from the participation of the Company's home healthcare entities and physician practices in Medicare programs. Medicare compensates the Company on a "cost reimbursement" basis for home healthcare, meaning Medicare covers all reasonable costs incurred in providing home healthcare. Medicare compensates the Company for physician services based on predetermined fee schedules. In addition to extensive existing governmental healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.

Accounting Developments

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. Physician practice management companies ("PPMs") will be required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF 97-2 is effective for the Company's financial statements for the year ended January 31, 1999 and for any transactions occurring after November 20, 1997. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or its earnings. However, adoption of this statement could reduce reported revenues for the year ended January 31, 1998, by a maximum of 19% from $346.5 million to $281.2 million.

Property and Equipment

     Additions are recorded at cost, or in the case of capital lease property, at the net present value of the minimum lease payments required, and depreciation is recorded principally by use of the straight-line method of depreciation for buildings, improvements and equipment over their useful lives. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized. Assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the lease terms.

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

     Prior to the business combination with CSL, CSL had elected to be treated as S Corporations as provided under the Internal Revenue Code (the "Code"), whereby income taxes are the responsibility of the shareholders. Accordingly, the Company's statements of operations do not include provisions for income taxes for income related to CSL prior to the business combination. Prior to the business combination, dividends were primarily intended to reimburse shareholders for income tax liabilities incurred.


Pro Forma Information

     The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C Corporation rather than an S Corporation for income tax purposes.

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Goodwill

     Goodwill relates to the excess of cost over the value of net assets of the businesses acquired. Amortization is calculated on a straight line basis over periods ranging from ten to 40 years. Accumulated amortization of goodwill was $6,043,598 and $2,771,727 at January 31, 1998 and January 31, 1997,
respectively.

Management Service Agreements

     Management service agreements consist of the costs of purchasing the rights to manage medical oncology, physician groups and certain diagnostic imaging centers. These costs are amortized over the initial noncancelable terms of the related management service agreements ranging from ten to 40 years. Under the long-term agreements, the medical groups have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. In most cases, in the event of termination of a management agreement, the medical group is required to purchase all related assets, including the unamortized portion of any intangible assets, including management service agreements, generally at the then net book value. Accumulated amortization of management service agreements was $4,072,237 and $1,640,765 at January 31, 1998 and January 31, 1997,
respectively.

Debt Issuance Costs

     Offering costs of approximately $5,259,358 related to the convertible subordinated debentures (Note 8) and the revolving line of credit agreement have been deferred and are being amortized over the life of the convertible subordinated debentures and the term of the revolving line of credit agreement, respectively. Amortization expense of $727,484 and $276,625 has been included as interest expense in the accompanying financial statements for the years ended January 31, 1998 and January 31, 1997, respectively.

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

Net Income (Loss) Per Common Share

     Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, the basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Stock to be issued at a future date pursuant to acquisition agreements is treated as outstanding in determining basic earnings per share. In addition, diluted earnings per share is calculated using the weighted average number of shares of common stock and common stock equivalents, if dilutive. Per share amounts and weighted average number of shares outstanding for the year ended January 31, 1997 have been restated to conform with the requirements of SFAS No. 128.

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Stock Option Plans

     On February 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made during the years ended January 31, 1998 and 1997, and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Fiscal Year

     Upon the completion of the merger during October 1997, CSL changed its fiscal year end from December 31 to January 31. Amounts consolidated for CSL for the year ended January 31, 1997 were based on a December 31 fiscal year end. As a result, CSL's historical results of operations for the month ending January 31, 1997 are not included in the Company's consolidated statements of operations or cash flows.

Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

Accounting Pronouncements for Future Adoption

     The FASB recently issued Statement No. 130, "Comprehensive Income," which is effective for the Company's financial statements as of and for the year ending January 31, 1999. In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's Common Stock. This Statement is not anticipated to materially affect the Company's financial statements.

     The FASB recently issued statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements as of and for the year ending January 31, 1999. This Statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The Company has not yet completed its evaluation of the impact of this Statement on the Company's financial statements.


3. Acquisitions

Year Ended January 31, 1998 Acquisitions

Physician Practice Acquisitions (all information related to the number of physicians is as of the acquisition date)

     During February 1997, the Company purchased the stock of a six physician practice pursuant to a merger and entered into a 40-year management agreement with the practice in exchange for 159,312 shares of Common Stock of the Company having a value of approximately $2,440,000. The transaction has been accounted for using the pooling-of-interests method of accounting.

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

     During February 1997, the Company purchased the assets of and entered into a 40-year management agreement with five physicians in Utah. The purchase price was $2,498,148. Of such purchase price, $1,378,148 was paid in cash and 75,293 shares of Common Stock of the Company were issued having a value of $1,120,000. The purchase price was allocated to the assets at their fair market value, including management service agreements of $1,364,482. The resulting intangible is being amortized over 40 years.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The consideration paid in this transaction was $2,550,000. Of such amount $1,200,000 was paid in cash and $1,350,000 is payable during May 1998 in Common Stock of the Company with such number of shares to be issued based upon the average price of the stock during the five business days prior to the issuance. The value of the Common Stock to be issued has been recorded in other long-term liabilities at January 31, 1998. The amount paid has been allocated to management service agreements and is being amortized over 40 years.

     During July 1997, the Company entered into a 40-year management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater Metropolitan New York area. Pursuant to this management services agreement, the Company is reimbursed for all operating expenses incurred by the Company for the provision of services to the practices plus its applicable management fee. The Company has committed up to $40 million in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13,660,000 in cash, which was allocated to management service agreements and is being amortized over 40 years.

Ancillary Service Companies Acquisitions and CSL Merger

     During April 1997, the Company acquired the business and certain assets of a clinical research company in the Washington, DC area for $725,000 in the form of a promissory note plus contingent consideration based on revenue and profitability measures over the next five years. The contingent payments will equal 10% of the excess gross revenue, as defined, provided the gross operating margins of the acquired business exceed 30%. The purchase price was allocated to intangibles, including goodwill, and is being amortized over 20 years. The note and contingent payments are, in certain circumstances, convertible into shares of Common Stock.

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12,600,000 plus the assumption of debt and capital leases totaling $1,570,078. Of such purchase price, $600,000 was paid in cash and the remaining $12,000,000 was paid by the issuance of 773,026 shares of Common Stock of the Company, 562,500 of which were issued in June 1997 and 210,526 of which were issued in September 1997. There is also a contingent payment up to a maximum of $2,675,000 based on the centers' earnings before taxes over the two years subsequent to the closing, which is payable in cash. The purchase price was allocated to the assets at their fair market value, including goodwill of $10,280,273. The resulting intangible is being amortized over 30 years.

     During June 1997, the Company acquired the remaining 20% interest in a lithotripsy company that it purchased during 1994. The interest was acquired in exchange for cash and 54,500 shares of Common Stock of the Company having a total value of $2,005,000. The purchase price was allocated to goodwill and is being amortized over 20 years.

     During August 1997, the Company purchased certain assets and assumed certain liabilities of, and entered into an administrative services agreement with BAB Nuclear Radiology, P.C., to provide administrative services to five diagnostic imaging centers on Long Island, New York. The consideration paid in this transaction was approximately $10,450,000 in cash, $15,000,000 in convertible notes and the assumption of $1,621,000 in debt. The convertible notes bear interest at 5% and are payable in three equal installments in November 1997 and

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

February and May 1998. At the option of the Company, the notes are payable in either cash or shares of Common Stock of the Company. The first two installments were paid in shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $23,023,256 and is being amortized over 30 years.

     During November 1997, the Company purchased certain assets of, and entered into an administrative services agreement with Highway Imaging Associates, LLP, to provide administrative services to a diagnostic imaging center in Brooklyn, New York. The consideration paid in this transaction was approximately $1,700,000. Of such amount, approximately $200,000 was paid in cash and $1,500,000 was paid by the issuance of 108,108 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $1,598,421, and is being amortized over 30 years.

     During December 1997, the Company purchased certain assets, assumed certain liabilities of, and entered into an administrative services agreement with Ray-X Management Services, Inc., to provide administrative services to a diagnostic imaging center in Queens, New York. The consideration paid in this transaction was approximately $9,500,000. Of such amount, approximately $175,000 was paid in cash, $775,000 was assumed debt and $8,550,000 was paid by the issuance of 616,215 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $8,133,680, and is being amortized over 30 years.

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its common stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL.

     The following table reflects the combined revenues, net income, net income per share and weighted average number of shares outstanding for the respective periods. The Pro Forma Combined column adjusts the historical net income for CSL to reflect the results of operations as if CSL had been a C corporation rather than an S corporation for income tax purposes. The Adjusted Pro Forma Combined column adjusts the Pro Forma Combined column by eliminating certain noncontinuing charges incurred by CSL. Provisions for income taxes have not been reflected for the year ended December 31, 1995 because there is no taxable income on a combined basis.

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                                                                                          Adjusted
                                                                                       Pro Forma          Pro Forma
                                                         PhyMatrix         CSL         Combined           Combined
                                                         ---------         ---         --------           --------
                                                                    For the year ended January 31, 1998
                                                        --------------------------------------------------------------
Revenue                                                 $316,579,760    $29,967,889     $346,547,649      $346,547,649
Net income                                              $  7,253,038    $ 2,421,769     $  9,674,807      $ 20,368,303
Net income per share - basic                            $       0.30    $      0.46     $       0.33      $       0.69
Net income per share - diluted                          $       0.30    $      0.46     $       0.33      $       0.68
Weighted average number of shares outstanding - basic     24,481,911      5,207,743       29,689,654        29,689,654
Weighted average number of shares outstanding - diluted   24,940,099      5,289,221       30,229,320        30,229,320

                                                                    For the year ended January 31, 1997
                                                        --------------------------------------------------------------
Revenue                                                 $189,960,735    $18,040,124     $208,000,859      $208,000,859
Net income                                              $ 12,056,531    $ 1,940,074     $ 13,996,605      $ 15,154,005
Net income per share - basic                            $       0.54    $      0.38     $       0.51      $       0.56
Net income per share - diluted                          $       0.54    $      0.37     $       0.51      $       0.55
Weighted average number of shares outstanding - basic     22,195,744      5,099,496       27,295,240        27,295,240
Weighted average number of shares outstanding - diluted   22,490,807      5,191,625       27,682,432        27,682,432

                                                                    For the year ended December 31, 1995
                                                        --------------------------------------------------------------
Revenue                                                 $ 70,733,282    $13,351,843     $ 84,085,125      $ 84,085,125
Net income (loss)                                       $(11,024,915)   $ 2,931,175     $ (8,093,740)     $ (5,960,740)

     The following items reflect the noncontinuing charges, referred to above, incurred by CSL during the respective periods:

                                                                                                      Year Ended
                                                                                     -----------------------------------------
                                                                                     December 31,    December 31,   January 31,
                                                                                        1995            1996          1998
                                                                                     ------------    ------------   -----------
Salaries expense related to the equity interest granted to an officer of CSL.
 During January 1997, the officer entered into an employment agreement
 with no provisions for sharing of profits or proceeds.                               $         -     $   628,000    $       -

Consulting fees based on a profit sharing arrangement.
  The profit sharing arrangement was terminated during 1997.                              433,000         314,000            -

Management fees paid to the principal shareholders of CSL.                              1,700,000         987,000      907,000
                                                                                     ------------    ------------   -----------
Total nonrecurring items                                                                2,133,000       1,929,000      907,000

After tax impact of nonrecurring items                                                $ 2,133,000     $ 1,157,400    $ 544,200

     Prior to its merger with the Company, CSL reported on a fiscal year ending December 31. Prior to its initial public offering during January 1996, the Company reported on a fiscal year ending December 31. The fiscal year

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

end of the Company was changed to January beginning with the one month period ended January 31, 1996. The restated financial statements for the year ended January 31, 1997 are based on a combination of the Company's results for its January 31 fiscal year and a December 31 fiscal year for CSL. CSL's historical results of operations for the month ending January 31, 1997 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to shareholder's equity as of February 1, 1997 to adjust for the effect of excluding CSL's results of operations for the month ending January 31, 1997.

     As a result of using the pooling of interests method of accounting, estimated transaction expenses of $10,150,000 were recorded as a one-time charge to the Company's statement of operations during the quarter ended October 31, 1997 which represents the period in which the transaction closed. A summary of these expenses is as shown below:


                                            Clinical
                                            Studies             PhyMatrix             Total
                                        -----------------      --------------     --------------

Legal                                         $  200,000            $300,000         $  500,000
Accounting                                       200,000             175,000            375,000
Investment Banking                             3,600,000             325,000          3,925,000
Other                                            250,000             100,000            350,000
                                        -----------------      --------------     --------------
     Subtotal transaction expenses             4,250,000             900,000          5,150,000
                                        -----------------      --------------     --------------
CNS Consulting (1)                             5,000,000                   0          5,000,000
                                        -----------------      --------------     --------------
     Total                                    $9,250,000            $900,000        $10,150,000
                                        -----------------      --------------     --------------

(1) Represents buyout of consulting contract.


Contract Management Acquisitions

     During April 1997, the Company acquired a pulmonary physician network company for a base purchase price of $3,049,811. Of such purchase price, $756,964 was paid in cash and 180,717 shares of Common Stock of the Company were issued during May 1997 having a value of $2,292,847. There is also a contingent payment up to a maximum of $2,000,000 based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. The purchase price was allocated to goodwill and is being amortized over 30 years.

     During December 1997 the Company purchased the stock of Urology Consultants of South Florida. The base purchase price was approximately $3,555,000, paid in 244,510 shares of Common Stock of the Company. There is also a contingent payment up to a maximum of $2,000,000 based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. The purchase price has been allocated to the assets at their fair market value including goodwill of $3,555,000. The resulting goodwill is being amortized over 30 years.

Year Ended January 31, 1997 Acquisitions

Physician Practice Acquisitions (all information related to the numbers of physicians is as of the acquisition date)

     Between April and June 1996, the Company purchased the assets of and entered into employment agreements with Drs. Lawler, Cutler and Surowitz. The total purchase price for these assets was $2,154,999 in cash and 69,799 shares of Common Stock of the Company were issued during July 1997 having a value of $1,058,400. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

purchase price has been allocated to the assets at their fair market value including goodwill of $2,862,035. The resulting goodwill is being amortized over 20 years.

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

     During May 1996, the Company amended its existing management agreement with Oncology Care Associates and extended the term of the agreement to 20 years. Simultaneously, the Company expanded the Oncology Care Associates practice by adding three oncologists whose practices the Company acquired for $609,124. $309,124 of such purchase price was paid in cash and 20,684 shares of Common Stock of the Company were issued in July 1997 having a value of $300,000. The purchase price has been allocated to the assets at their fair market value, including management service agreements of approximately $611,018. The resulting intangible is being amortized over 20 years.

     During May and June 1996, the Company entered into agreements to purchase the assets of and entered into 20-year management agreements with two physician practices consisting of three physicians. These practices are located in South Florida and Washington, D.C. The total purchase price for the assets of these practices was $1,214,291. Of this amount, $663,667 was paid in cash and 29,350 shares of Common Stock of the Company were issued during May and June 1997 having a value of $550,954. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $749,646. The resulting intangible is being amortized over 20 years.

     During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with four physicians in Florida. The purchase price for these assets was approximately $1,298,610, which was paid in cash. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $678,838. The resulting intangible is being amortized over 20 years.

     During July 1996, the Company purchased the assets of and entered into a 20-year management agreement with three urologists in Atlanta, Georgia. The purchase price for these assets was $755,163. Of such purchase price, $475,163 was paid in cash and 18,046 shares of Common Stock of the Company were issued during July 1997 having a value of $280,000. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of approximately $399,974. The resulting intangible is being amortized over 20 years.

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

     During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with eight physicians in Florida. The purchase price for these assets was $3,439,331. Of such purchase price, $1,519,331 was paid in cash and 122,841 shares of Common Stock of the Company were issued during August 1997 having a value of $1,920,000. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value,

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

including management service agreements of $2,625,699. The resulting intangible is being amortized over 40 years.

     During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with four physicians in Georgia. The purchase price for these assets was $1,548,756. Of such purchase price, $855,956 was paid in cash and 44,126 shares of Common Stock of the Company were issued during August 1997 having a value of $692,800. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $1,116,259. The resulting intangible is being amortized over 40 years.

     During August 1996, the Company purchased the assets of and entered into a 40-year management agreement with 10 physicians in Florida. The purchase price for these assets was $3,294,499. Of such purchase price, $920,099 was paid in cash and 192,649 shares of Common Stock of the Company were issued during August 1997 having a value of $2,374,400. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $3,161,192. The resulting intangible is being amortized over 40 years.

     During October 1996, the Company purchased the assets of and entered into 20-year management agreements with five physicians in Florida. The purchase price for these assets was $1,341,521. Of such purchase price $806,521 was paid in cash and 33,331 shares of Common Stock of the Company were issued during October 1997 having a value of $535,000. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $670,000. The resulting intangible is being amortized over 20 years.

     During January 1997, the Company purchased the stock of Atlanta Specialists in Gastroenterology pursuant to a merger and entered into a 40-year management agreement with the medical practice in exchange for 108,393 shares of Common Stock of the Company having a value of approximately $1,578,205. The transaction was accounted for using the pooling-of-interests method of accounting.

     During January 1997, the Company purchased the assets of and entered into a 40-year management agreement with 14 physicians in Texas. The purchase price for these assets was $6,634,272. Of such purchase price, $2,938,272 was paid in cash and 251,430 shares of Common Stock of the Company were issued during January 1998 having a value of $3,696,000. The value of the Common Stock issued had been recorded in other long-term liabilities at January 31, 1997. The purchase price has been allocated to these assets at their fair market value, including management service agreements of $5,245,493. The resulting intangible is being amortized over 40 years.

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

Ancillary Service Companies Acquisitions

     During August 1996, the Company acquired the business and certain assets of a single site clinical research company in Sarasota, Florida for $300,000 plus contingent consideration based on profitability measures over the next five years. The purchase price consisted of $100,000 of cash and the issuance of two subordinated promissory

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

notes of $100,000 each. The contingent payments will equal 15% of the increase in adjusted income before tax, of the acquired business, over the prior year's amount. The contingent payments will not be less than $221,025. The full amount of the minimum payments was accrued for at the date of the acquisition. During October 1996, the Company acquired the business and certain assets of a multi-site clinical research company in Pennsylvania for $6,850,000 plus contingent consideration based on profitability measures over the next five years. The purchase price consisted of $3,100,000 of cash and the issuance of two subordinated promissory notes of $2,000,000 and $1,750,000, respectively. The contingent payments will equal 15% of the excess of adjusted income before tax over $2,000,000 per year for five years. The cost of these acquisitions was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of $6,966,000, noncompete agreements of $355,000 and trained workforces of $50,000. The notes mentioned above are convertible into shares of common stock.

     During October 1996, the Company purchased the assets of an outpatient ambulatory surgical center in Florida. The Company entered into a lease under which the surgical center was leased to a partnership with an initial term of 15 years. In addition, the Company entered into a 20-year management agreement pursuant to which the Company receives a management fee which is based upon the performance of the surgical center. The purchase price for these assets was $3,531,630 plus the assumption of debt of $1,344,424 which consisted of $717,557 in a mortgage payable and $626,867 in capital leases. The purchase price has been allocated to the assets at their fair market value, including management service agreements of $2,718,208. The resulting intangible is being amortized over 20 years.

Management Services Organizations and Contract Management Acquisitions

     During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, an MSO that provides management services to an IPA composed of over 375 physicians based in Connecticut. The Company acquired this interest in exchange for a payment of $1.5 million to the MSO's shareholders ($1.0 million paid during 1995 and $.5 million paid during the second quarter of 1996) and a capital contribution of $2.0 million to the MSO ($1.5 million paid during 1995 and $.5 million paid during the second quarter of 1996). In addition, upon the closing of the Company's initial public offering in January 1996, the Company granted options to purchase 300,000 shares of Common Stock to certain MSO employees in conjunction with their employment agreements. These options vest over a two-year period with the exercise price equaling the fair market value of the Company's stock on the date such shares become exercisable. During September 1996, the Company acquired the remaining 56.25% ownership interest in the MSO. The Company acquired the remaining interests in exchange for a payment of $1,000,000 in cash plus 363,442 shares of Common Stock of the Company. The Company also committed to loan the MSO's selling shareholders $2,800,000 to pay the tax liability related to the sale. As of January 31, 1998, $2,701,000 of the loan amount committed had been advanced to the selling shareholders by the Company. The total purchase price for the 100% interest was approximately $12,148,822 and has been allocated to these assets at their fair market value including goodwill of $12,099,111. The resulting intangible is being amortized over 40 years.

     During April 1996, the Company purchased a 50% interest in Central Georgia Medical Management, LLC, an MSO that provides management services to an IPA composed of 45 physicians based in Georgia. The Company acquired this interest in exchange for a payment of $550,000 to existing shareholders and a capital contribution of $700,000 to the MSO. The Company's balance sheet as of January 31, 1998 includes the 50% interest not owned by the Company as minority interest. The owners of the other 50% interest in the MSO have a put option to the Company to purchase their interests. This put option vests over a four year period. The price to the Company to purchase these interests equals 40% of the MSO's net operating income as of the most recent fiscal year multiplied by the price earnings ratio of the Company. The minimum price earnings ratio used in such calculation will be four and the maximum ten.

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

     During September 1996, the Company purchased an 80% interest in New Jersey Medical Management, LLC, an MSO that provides management services to an IPA with more than 450 physicians in New Jersey. The Company acquired this interest in exchange for a payment of $350,000 to existing shareholders.

     During September 1996, the Company purchased the stock of Physicians Consultant and Management Corporation ("PCMC"), a company based in Florida that provides the managed healthcare industry with assistance in provider relations, utilization review and quality assurance. The base purchase price for the stock was $2,000,000 with $1,000,000 paid on the closing date and $1,000,000 paid during February 1997. There is also a contingent payment up to a maximum of $10,000,000 based on PCMC's earnings before taxes during the five years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. The purchase price has been allocated to the assets at their fair market value including goodwill of approximately $3,078,568. The resulting intangible is being amortized over 30 years.

     During November 1996, the Company established New York Network Management, L.L.C. ("Network"), which is 51% owned by the Company, to purchase the assets and stock of various entities which comprise Brooklyn Medical Systems ("BMS"). BMS arranges for the delivery of healthcare services to members through affiliations with more than 600 physicians in the New York City area. The purchase price for Network was $2,200,000. The Company has committed to fund approximately $2,400,000 to Network during the next three years. During the first three years the Company has the option to purchase up to an additional 29% ownership interest. During years four and five the owners of 29% of Network have the right to require the Company to purchase their interests at a price equal to the greater of $5,000,000 or the option price, which is determined primarily based upon the earnings of Network. In addition, during years six and seven, the owners of 20% of Network have the right to require the Company to purchase their interests at the option price.

     The accompanying financial statements include the results of operations derived from the entities purchased by the Company since the date of acquisition. The following unaudited pro forma information presents the results of operations of the Company for the years ended January 31, 1998 and January 31, 1997 as if the acquisition of the entities purchased to date had been consummated on February 1, 1996. In addition, the unaudited pro forma information also gives effect to the Company's June 1996 Convertible Subordinated Debenture offering as if such transaction had occurred on February 1, 1996. Such unaudited pro forma information is based on the historical financial information of the entities that have been purchased and does not include operational or other changes which might have been effected pursuant to the Company's management. The unaudited pro forma information presented below is for illustrative informational purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands except per share amounts):

                                                     Pro Forma
                                     -------------------------------------------
                                       January 31,                January 31,
                                           1998                      1997
                                       (unaudited)                (unaudited)
                                     -----------------          ----------------
Revenue                                     $367,973                  $288,309
Net income                                    11,642                    16,805
Net income per share - basic                   $0.37                     $0.54
Net income per share - diluted                 $0.37                     $0.53

4. Notes Receivable

     During 1996, the Company loaned $10,000,000 to an unrelated healthcare entity. The principal and interest were repaid during May 1997. Interest on the loan accrued at the rate of prime plus 2%.

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

     During the years ended January 31, 1998 and 1997, the Company loaned an aggregate of $2,701,000 to the shareholders of Physicians Choice, LLC pursuant to the agreement under which the Company purchased the remaining ownership interests in Physicians Choice Management, LLC (see Note 3). The notes have a variable rate of interest and a final maturity in April 2004.

     During the years ended January 31, 1998 and 1997, the Company loaned an aggregate net amount of $4,195,100 and $2,685,700, respectively, to various entities and individuals (including $1,000,000 to an employee of the Company during March 1997). The notes bear interest at rates ranging from 5.83% to the prime rate plus 1% and have final maturities ranging from October 1998 to June 2012.

5. Property and Equipment

     Property and equipment consists of the following:

                                              Estimated
                                             Useful Life               January 31,                 January 31,
                                               (Years)                    1998                        1997
                                           ----------------         ------------------          ------------------


Land                                               --                    $ 5,501,612                $  2,714,948

Building                                        15-20                        834,853                   1,569,170

Furniture and fixtures                            5-7                     12,968,849                  10,515,074

Equipment                                        5-10                     29,078,871                  24,048,121

Automobiles                                       3-5                         66,104                     140,926

Computer software                                   5                      1,481,844                     981,696

Leasehold improvements                           4-20                      7,642,195                   6,823,262
                                                                    ------------------          ------------------

Property and equipment, gross                                             57,574,328                  46,793,197

Less accumulated depreciation                                            (13,279,520)                 (7,664,905)
                                                                    ------------------          ------------------

Property and equipment, net                                              $44,294,808                 $39,128,292
                                                                    ==================          ==================


     Depreciation expense was $5,016,266, $4,217,481 and $2,853,992, respectively, for the years ended January 31, 1998, January 31, 1997 and December 31, 1995, respectively.

     Included in property and equipment at January 31, 1998 and January 31, 1997 are assets under capital leases of $4,841,257 and $3,730,819, respectively, with accumulated depreciation of $1,068,741 and $1,113,070, respectively.


6. Investment in Affiliates

     On December 31, 1994, the Company purchased a 36.8% interest in Mobile Lithotripter of Indiana Partners, for $2,663,000. During August 1995, the Company purchased a 46% interest in I Systems, Inc., for $180,000. I Systems, Inc. is engaged in the business of claims processing and related services. The Company has the option to purchase up to an additional 30% interest in I Systems for $33,333 in cash for each additional one percent of ownership interest purchased. As of January 31, 1998, the Company's ownership interest in I Systems, Inc. was approximately 49%. During July 1997 the Company entered into a partnership agreement whereby it became a 50% partner in an ambulatory surgery center. The Company contributed approximately $1,354,000 to the partnership for its partnership interests. These investments are being accounted for using the equity method at January 31, 1998. During May, 1995, Mr. Gosman purchased a 50% interest in DASCO, a medical facility development services company, for $9,610,000. Upon the completion of the offering, the remaining 50% interest in DASCO was purchased and DASCO has been consolidated subsequent to the offering.

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

7. Accrued and Other Current Liabilities

     Accrued and other current liabilities consist of the following:


                                                January 31,         January 31,

                                                   1998                1997
                                               ----------------   ----------------
       Accrued closure costs                      $         -         $   570,000

       Accrued rent                                   320,700           1,141,618

       Accrued income taxes (1)                     2,325,574           1,991,368

       Accrued professional fees                    2,367,788           4,502,263

       Accrued additional purchase price                    -           1,000,000

       Accrued interest                             1,332,419             991,977

       Unearned revenue                             3,432,968           1,513,669

       Other                                        3,751,748             916,269
                                               ----------------   ----------------
       Total accrued and other current
            liabilities                           $13,531,197         $12,627,164
                                               ================   ================

     (1) Included in accrued income taxes is a deferred tax liability of $399,354 at January 31, 1998.

     The accrued closure costs at January 31, 1997 were primarily for the remaining lease obligation for the closure of five radiation therapy centers acquired when the Company purchased OTI during March 1995. $1,074,013 of accrued closure costs was classified as a long-term liability at January 31, 1997. During the year ended December 31, 1995, the Company recorded a charge of $2,500,000 which represented the remaining lease obligation and the writedown of assets to their estimated fair market value for two of the closed centers.

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

8.   Long-term Debt, Notes Payable and Capital Leases

     Long-term debt, notes payable and capital leases consist of the following:

                                                                                        January 31,            January 31
                                                                                           1998                  1997
                                                                                       ------------          -------------
Convertible subordinated debentures, with an interest rate of 6.75% and a
  maturity date of June 15, 2003.                                                      $100,000,000          $100,000,000

Note payable due to four individuals payable in eight equal semi-annual
  installments of $28,125, including interest at 8% through November 1998.                   28,125                84,375

Note payable to a bank with an interest rate of 8.25%.                                            -                85,111

Note payable to an individual, payable on demand including interest at 9%.                        -                 6,762

Note payable to a bank, collateralized by the assets of a multispecialty group practice, payable in monthly installments of $14,027, including interest at 7.50%
  and a final payment in February 1999.                                                     173,498               322,675

Note payable to a bank, collateralized by the assets of a multispecialty group practice, payable in monthly installments of $20,608, at 8.75% and a final payment in
  August 2000.                                                                              579,906               758,335

Convertible note payable to the former shareholders of a medical practice in
  Pennsylvania, with a maturity date of May 1997 and an interest rate of 9%. The
  Company made the payment in shares of  Common Stock of the Company.                             -               300,000

Mortgage note payable to a bank, collateralized by the assets of an outpatient surgery center, payable in monthly installments of $6,628 including interest at
  8.86% and a final maturity of November 2001.                                              696,668               712,836

Note payable to a bank, payable in monthly installments, interest at the prime rate
  plus .375% and a final maturity of June 1998.                                             355,769             1,475,000

Note payable to the former shareholders of a medical oncology practice in South
  Florida, payable in ten equal semi-annual installments of $682,867, which includes interest at 9%. The note payable is collateralized by an irrevocable letter of
  credit.                                                                                 3,522,145             4,504,184

Revolving bank line of credit with a maturity date of September 1999 and an
  interest rate at 1/4% above the bank's base rate.                                               -             3,132,300

Convertible acquisition notes payable with various maturity dates through
  August 31, 2001 and interest rates ranging from 5% to 7%.                              14,425,000             3,950,000

Acquisition earnouts payable with various maturity dates through 2001.                      181,025               221,025

Other notes payable with various maturity dates through 1999.                                     -                 8,203

Revolving line of credit with a financial institution with a maturity date of
  September 2000 and an interest rate of 8.5% at January 31, 1998.                       10,000,000

Note payable to a financing institution with a maturity date of January 2000 and
an interest rate of 16.50%.                                                                 316,161

Capital lease obligations with maturity dates through September 2015 and
interest rates ranging from 8.75% to 12%.                                                 4,080,462             3,269,453
                                                                                          ----------         ------------
                                                                                        134,358,759           118,830,259
Less current portion of capital leases
                                                                                         (1,192,753)             (889,536)
Less current portion of debt
                                                                                        (12,548,841)           (2,946,033)
                                                                                       -------------         -------------
Long-term debt and capital leases                                                      $120,617,165          $114,994,690
                                                                                       =============         =============

     During June 1996, the Company raised $100 million through the sale of its 6-3/4% Convertible Subordinated Debentures (the "Debentures") to certain institutional investors and non-U.S. investors. The Debentures are convertible into shares of the Company's Common Stock at a conversion price of $28.20 per share, and are due in 2003. Net proceeds to the Company from the Debentures, after deduction of the initial purchasers' discounts and commissions and offering expenses, were approximately $96,566,000. The Company used approximately $10,752,000 from the net proceeds of the Debenture offering to repay advances from the principal shareholder. During July 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the resale of the Debentures by the holders thereof.

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

     The convertible acquisition notes payable are convertible into Common Stock of the Company. At the option of the note holders, $4,425,000 are convertible at a conversion price of $16.425 per share. At the option of the Company, $10,000,000 are convertible based on the closing price of the Common Stock of the Company for the five business days prior to the payment date.

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit for working capital and acquisition purposes. The credit agreement (i) prohibits the payment of dividends by the Company, (ii) limits the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) requires the Company to comply with certain financial covenants. The credit agreement expires in September 2000. At January 31, 1998, $10,000,000 was outstanding under this credit line. The maximum amount outstanding under the line of credit during the year ended January 31, 1998 was $15,000,000. In addition, at January 31, 1998 the Company had outstanding letters of credit totaling approximately $6,000,000.

     The following is a schedule of future minimum principal payments of the Company's long-term and convertible debt and the present value of the minimum lease commitments at January 31, 1998:

                                                                                              Capital
                                                                           Debt               Leases
                                                                        ----------          ----------
Through January 31, 1999.......................................       $12,548,841           $2,053,905
Through January 31, 2000.......................................         2,628,497            1,653,362
Through January 31, 2001.......................................        12,347,763            1,327,977
Through January 31, 2002.......................................         2,753,196              375,755
Through January 31, 2003.......................................                 -              212,306
Thereafter.....................................................       100,000,000            1,112,172
                                                                      ------------          -----------
Total..........................................................       130,278,297            6,735,477
Less amounts representing interest and executory costs.........                 -           (2,655,015)
                                                                      -----------           -----------
Total long-term debt and present value of minimum
     lease payments............................................       130,278,297            4,080,462
Less current portion...........................................       (12,548,841)          (1,192,753)
                                                                     -------------          -----------
Long-term portion..............................................      $117,729,456           $2,887,709
                                                                     =============          ===========


9. Lease Commitments

     The Company leases various office space and certain equipment pursuant to operating lease agreements.

     Future minimum lease commitments consisted of the following at January 31:


1999....................................................................        $11,622,898
2000....................................................................          9,937,510
2001....................................................................          7,548,137
2002....................................................................          6,178,978
2003....................................................................          4,754,105
Thereafter..............................................................         11,579,900
                                                                                 ----------
                                                                                $51,621,528
                                                                                ===========

                                 PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

     A subsidiary of the Company, Oncology Therapies, Inc. ("OTI") (formerly Radiation Care, Inc., ("RCI")) is subject to the litigation which relates to events prior to the Company's operation of RCI, and the Company has agreed to indemnify and defend certain defendants in the litigation who were former directors and officers of RCI, subject to certain conditions. The Company has entered into definitive agreements to settle this litigation. The terms of the settlements will not have a material adverse effect on the Company's business, financial position or results of operations.

     The Company has entered into employment agreements with certain of its employees, which include, among other terms, noncompetition provisions and salary and benefits continuation.

     The Company has committed to expend up to $1,500,000 per year for each of three years, subsequent to the closing, to assist in the expansion activities of Osler Medical, Inc., a 22-physician multispecialty group practice it entered into a management agreement with in September 1995.

     In conjunction with the acquisition of a clinical research center during the year ended January 31, 1998, the Company may be required to make contingent payments based on revenue and profitability measures over the next five years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

     In conjunction with various acquisitions that were completed during the years ended January 31, 1998 and 1997, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $21.7 million over the next five years. The payments, if required, shall be payable in cash and/or Common Stock of the Company.

     In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with the number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of January 31, 1998 the Company had committed to issue $1.4 million of Common Stock of the Company using the methodology discussed above.

11. Related Party Transactions

     Included in operating expenses are discretionary management fees that were paid or accrued, prior to the CSL merger, to the principal shareholders of CSL for management-related services. Approximately $907,000, $987,000 and $1,700,000 of such management fees were incurred for the years ended January 31, 1998, January 31, 1997 and December 31, 1995, respectively, and are included in operating expenses.

     A key officer of CSL entered into an employment agreement with CSL, dated January 1995, which entitled him to additional compensation of 5.5% of annual net profits and, in the event of an IPO or sale of CSL, 5% of the proceeds from any such transaction. In June 1996, the principal shareholders in CSL decided to formalize their

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

arrangement with this officer as to his equity participation in the business. To effect this decision, the employee was granted a 15% equity interest in CML, which was merged into CSL effective January 1, 1997. Based on an independent appraisal, the Company valued the transaction at $627,640 and recorded the amount as a 1996 operating expense. On January 1, 1997, the officer entered into a new employment agreement with CSL, with no provisions as to the sharing of profits, or proceeds, in the event of an IPO or sale of CSL.

     DASCO provides development and other services in connection with the establishment of health parks, medical malls and medical office buildings. DASCO provides these services to or for the benefit of the owners of the new facilities, which owners are either corporations or limited partnerships. Mr. Rendina has obtained equity interests in an aggregate of 34 facilities developed or being developed by DASCO, and currently has interests in 13 of such facilities. In addition, Mr. Gosman individually and as trustee for his two sons and Frederick R. Leathers, Robert A. Miller, and Edward E. Goldman have obtained equity interests in an aggregate of 17 facilities developed or being developed by DASCO, and currently have interests in five of such facilities. The interests of Mr. Rendina and Mr. Gosman (individually and as trustee) in such facilities range from 2.1% to 50.0% and 6.0% to 40.1%, respectively. The interests of each of Mr. Leathers, Mr. Miller and Dr. Goldman range from 0.1% to 3.6%. The
Company anticipates that Messrs. Rendina, Gosman, Leathers and Miller and Dr. Goldman will continue to obtain equity interests in facilities developed by DASCO. During the years ended January 31, 1998 and 1997, DASCO recorded revenues in the amount of $19.2 million and $10 million, respectively, related to facilities developed by DASCO in which equity interests have been obtained by related parties.

     The Company provides construction management, development marketing and consulting services to entities principally owned by Mr. Gosman in connection with the development and operation by such entities of several healthcare related facilities (including a medical office building and a retirement community). During the years ended January 31, 1998 and 1997, the Company recorded revenues in the amount of $10.5 million and $7.1 million, respectively, related to such services. The Company provides these services to affiliated parties on terms no more or less favorable to the Company than those provided to unaffiliated parties.

     Meditrust, a publicly traded real estate investment trust with assets in excess of $3.3 billion of which Mr. Gosman is the Chairman of the Board, has provided financing to customers of DASCO in the aggregate amount of approximately $229 million for 25 facilities developed by DASCO. In January 1998, Meditrust acquired, at fair market value, 21 medical office buildings developed by DASCO from the corporate or limited partnership owners of such facilities for an aggregate purchase price of approximately $200 million. The Company received $9.1 million in these transactions from the corporation or limited partnership owners of such facilities. As a result of their ownership interests in the corporations or limited partnerships owning the facilities sold to Meditrust, Messrs. Rendina, Gosman (individually and as trustee for his two sons), Leathers and Miller and Dr. Goldman received $7.2 million, $4.7 million, $116,000, $291,000 and $87,000, respectively, from the sale of the facilities.

     In January 1998, the Company transferred to CareMatrix Corp., of which Mr. Gosman is the Chairman of the Board, its rights under a management agreement with respect to a Florida skilled nursing facility in exchange for $800,000.

     The Company was required to assume an unfavorable lease in one of its acquisitions. The Company planned to dispose of the lease and accrued $559,000 in purchase accounting which represents the difference between the unfavorable lease costs and the estimated fair market value rent. The Company assigned the lease in January 1997 to an entity principally owned by Mr. Gosman.

     For the year ended December 31, 1995, Continuum Care of Massachusetts, Inc., whose principal shareholder is Mr. Gosman, provided management services to the Company. Fees for these services in the amount of $3,729,680 have been included in the financial statements and consist of the following:

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                               December 31,
                                                   1995
                                              ----------------
Salaries, wages and benefits ...............       $2,267,891
Professional fees ..........................          273,941
Rent .......................................          459,732
Other  .....................................          728,116
                                              ----------------
                                                   $3,729,680
                                              ================

     Such fees were based on the discretion of Continuum Care of Massachusetts, Inc., and may not have been indicative of what they would have been if the Company had performed these services internally or had contracted for such services with unaffiliated entities. Included in rent was rent expense of approximately $415,000 for the year ended December 31, 1995, for the Company's principal office space in West Palm Beach, Florida. The lessee of the office space prior to the offering was Continuum Care of Massachusetts, Inc. The current lease term expires January 31, 2000. The Company assumed the lease from Continuum Care of Massachusetts, Inc. upon the consummation of the offering.

     During September 1995, the Company provided a letter of credit in the amount of $5,403,337 to a seller in connection with entering into a management agreement and purchasing the assets of a medical oncology practice. Cash collateralizing the letter of credit, which had a balance of $4,504,184 at January 31, 1997, was released during the year ended January 31, 1998. Prior to the completion of the offering, the collateral for the letter of credit was provided by Mr. Gosman.

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

Long-term Debt

     The fair value of the Company's long-term debt and capital leases is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At January 31, 1998 and January 31, 1997, the book value of long-term debt and capital leases, including current maturities is $134,358,759 and $118,830,259, respectively, which approximates fair value.

13. Employee Benefit Plan

     The Company sponsors 401(k) plans, covering substantially all of its employees. Contributions under the primary 401(k) plan equal 50% of the participants' contributions up to a maximum of $400 per participant per year.

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

14. Income Taxes

     The financial statements of the Company for the periods prior to the offering do not include a provision for income taxes because the taxable income of the various entities that comprise the Company were either included in the tax return of the Partnership's partners and former Subchapter S corporation's shareholders, or the entities generated significant losses.

     The Company became subject to federal and state income taxes effective the date of the Company's initial public offering. Significant components of the Company's provision for income taxes for the years ended January 31, 1998 and 1997:

                                  1998                            1997
                          ----------------------          ----------------------

Federal:
Current                             $9,031,822                      $4,305,329
Deferred                              (812,873)                      1,084,693
                          ----------------------          ----------------------
     Total federal                   8,218,949                       5,390,022
                          ----------------------          ----------------------

State:
Current                              1,827,610                       1,176,555
Deferred                              (201,956)                        269,489
                          ----------------------          ----------------------
     Total state                     1,625,564                       1,446,044
                          ----------------------          ----------------------
Totals:                             $9,844,603                      $6,836,066
                          ======================          ======================


     Significant components of the Company's deferred tax assets and liabilities as of January 31, 1998 and 1997 are as follows:

                                                                       1998                            1997
                                                               ----------------------          ----------------------

Deferred tax asset
Allowance for doubtful accounts,  reserves and other
     accrued expenses                                                   $ 2,063,801                     $ 1,493,180
Net operating loss carryforward                                          12,005,371                      13,226,228
                                                               ----------------------          ----------------------
         Total deferred tax assets                                       14,069,172                      14,719,408
                                                               ----------------------          ----------------------


Deferred tax liability
Property and depreciation                                                (1,897,305)                       (856,173)
Amortization                                                             (1,198,761)                       (647,902)
Other                                                                      (356,383)                       (318,165)
                                                               ----------------------          ----------------------
         Total deferred tax liability                                    (3,452,449)                     (1,822,240)
                                                               ----------------------          ----------------------

Deferred tax asset (liability)                                           10,616,723                      12,897,168
                                                               ----------------------          ----------------------
Valuation allowance                                                     (10,956,077)                    (14,251,349)
                                                               ----------------------          ----------------------
Net deferred tax liability                                              $  (339,354)                    $(1,354,181)
                                                               ======================          ======================

     The reduction in the valuation allowance during the year ended January 31, 1998 is primarily the result of utilization of post acquisition net operating losses by the Company. The Company reasonably believes that, because of limitations imposed by the Internal Revenue Code, net operating losses prior to the Company's purchase

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

of OTI of $29,864,108 and other deferred tax assets, which arise out of OTI, may not be fully recognized in future years. Accordingly, the Company has established a partial valuation allowance for these deferred tax assets.

     The net operating losses of $29,864,108 will begin to expire in 2005.

     The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

                                                                              1998                1997
                                                                              ----                ----
Statutory rate.................................................               35%                  35%
Non-deductible merger expenses.................................               18%                    -
Permanent differences..........................................                1%                   1%
State income tax (net of federal benefit)......................                6%                   5%
Valuation allowance............................................              (11%)                 (7%)
Other..........................................................                 -                   2%
                                                                              ---                  ---
                                                                              49%                  36%
                                                                              ===                  ===

15. Supplemental Cash Flow Information

     During the years ended January 31, 1998, January 31, 1997 and December 31, 1995, the Company acquired the assets and assumed certain liabilities of various entities. The transactions had the following non-cash impact on the balance sheets:

                                              January 31,            January 31,           December 31,
                                                 1998                   1997                   1995
                                             --------------        ---------------       -----------------
Current assets                                 $ 7,442,073           $ 4,692,389             $12,463,007
Property, plant and equipment                    5,075,720             4,693,603              40,817,404
Intangibles                                     74,657,344            56,964,439              43,155,934
Other noncurrent assets                          1,408,429                25,541               2,197,691
Current liabilities                               (760,794)           (9,667,604)             (8,174,988)
Debt                                           (14,380,150)           (7,360,320)            (43,179,672)
Noncurrent liabilities                           9,739,400           (11,603,513)             (2,913,635)
Equity                                         (48,737,918)          (10,010,325)                      -
                                             ===============       ===============       =================
     Net cash used for acquisitions            $34,444,104           $27,734,210             $44,365,741
                                             ===============       ===============       =================

     During the year ended January 31, 1997, the Company purchased $643,500 of equipment under capital leases. In addition, cash paid for interest during the years ended January 31,1998, January 31, 1997 and December 31, 1995 was $8,468,637, $5,571,800, and $2,772,082, respectively. Cash paid for income taxes for the years ended January 31, 1998 and January 31, 1997 were $10,842,661 and $3,320,241, respectively. There were no income taxes paid for the year ended December 31, 1995.

16. Stock Option Plan

     The Company has adopted a stock option plan and authorized the issuance of 4,100,000 shares of the Company's Common Stock to key employees and directors of the Company. Under this plan, the exercise provision and price of the options will be established on an individual basis generally with the exercise price of the options being not less than the market price of the underlying stock at the date of grant. The options generally will

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

become exercisable beginning in the first year after grant in 20% -- 33% increments per year and expire ten years after the date of grant. Information related to the stock option plan is summarized as follows:


                                              Year Ended                          Year Ended                   Year Ended
                                           January 31, 1998                    January 31, 1997            December 31, 1995
                                    --------------------------------     -----------------------------    --------------------
                                                        Weighted                             Weighted                Weighted
                                                         Average                             Average                  Average
                                                        Exercise                             Exercise                Exercise
                                       Shares             Price             Shares            Price        Shares     Price
                                    --------------    --------------     -------------     -----------     ------    ---------
Outstanding, beginning of            2,201,414          $16.68             1,060,500           $15.03      127,500    $ 4.00
   period
Options granted:
   At fair market value              2,020,250           14.66             1,107,500            19.16      445,000     13.65
   Above fair market value                   -               -               108,914             3.13            -         -
     (CSL options - see
     below)
Options exercised                     (145,304)           6.31               (52,166)            6.97            -         -
Options canceled                      (167,002)          14.23               (23,334)           18.14            -         -
                                   ----------------    ---------         -------------     -----------     -------    ------
Outstanding, end of period           3,909,358          $16.12             2,201,414           $16.68      572,500    $10.93
                                   ================    =========         =============     ===========     =======    ======
Weighted average fair
   value of options                                     $ 7.55                                 $10.08                 $ 6.67
   granted during the year                             =========                           ===========                ======

     At January 31, 1998, January 31, 1997 and December 31, 1995, options for 1,288,042, 797,632 and 47,500, respectively were exercisable.

     Significant option groups outstanding at January 31, 1998 and related weighted average price and life are as follows:


                                 Options Outstanding                                   Options Exercisable
       -------------------------------------------------------------------------    ---------------------------
                                       Shares                                           Shares
                                    Outstanding                         Weighted      Exercisable      Weighted
                                         at             Remaining        Average          at            Average
              Range of              January 31,        Contractual      Exercise      January 31,      Exercise
           Exercise Price               1998               Life           Price          1998            Price
       ------------------------     -------------      -------------    ----------    ------------     ----------
           $ 3.00 - $ 5.00             76,108             7.6 years      $ 3.36          39,803          $3.57
           $12.50 - $18.75          3,118,250             8.7            $15.39         893,246         $16.13
           $19.00 - $24.75            715,000             7.2            $20.67         354,993         $20.35


     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for grants in the years ended January 31, 1998, January 31, 1997, and December 31, 1995: expected volatility (post-offering) of 56%, risk free interest rates of 6.4%, expected life of 4.5 years, and expected dividends of $0.

     Options which were assumed in connection with CSL employees during 1996 were valued using the minimum value method, which is appropriate for nonpublic companies, assuming a ten year option life, 5.5% risk free interest rate, and no volatility. These options were granted with an exercise price significantly greater than the market value of the company and accordingly had a fair market value and associated expense of zero. Former CSL options have been converted to 108,914 of the Company's options with an exercise price of $3.13 and are included above.

     The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123. Accordingly, no compensation cost has been recognized for options granted. Had compensation for those plans been determined based on the fair value at the grant date for awards during the years ended January 31, 1998, January 31, 1997, and December 31, 1995 consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


                                                        Year Ended           Year Ended            Year Ended
                                                       January 31,           January 31,          December 31,
(In thousands, except per share data)                      1998                 1997                  1995
                                                      ---------------      ----------------      ----------------
Net income (loss)
     As reported                                         $10,299                $15,290              $(8,094)
     Pro forma                                             6,148                 12,992               (8,192)
Basic earnings per share
     As reported                                         $  0.35                $  0.56                    -
     Pro forma                                           $  0.21                $  0.47                    -
Diluted earnings per share
     As reported                                         $  0.35                $  0.55                    -
     Pro forma                                           $  0.21                $  0.47                    -


     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

17. Net Income Per Share

     The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                                                                                    Per-share
(In thousands, except per share data)                     Income               Shares                Amount
                                                      ---------------      ----------------      ----------------
Year Ended January 31, 1998
Basic earnings per share
     Income available to common stockholders                $10,299                29,690                 $0.35

Effect of dilutive securities
     Stock options                                                -                   145
     Convertible debt                                           191                   394
                                                      ---------------      ----------------      ----------------


Diluted earnings per share                                  $10,490                30,229                 $0.35
                                                      ===============      ================      ================

                                                                                                    Per-Share
Year Ended January 31, 1997                               Income                Shares                Amount
                                                      ---------------      ---------------       ---------------
Basic earnings per share
     Income available to common stockholders                $15,291                27,295                 $0.56

Effect of dilutive securities
     Stock options                                                -                   387
                                                      ---------------      ----------------      ----------------

Diluted earnings per share                                  $15,291                27,682                 $0.55
                                                      ===============      ================      ================

     For the years ended January 31, 1998 and 1997, approximately 3,533,000 and 649,000 shares, respectively, related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

     For the years ended January 31, 1998 and 1997, no additional securities or related adjustments to income were made for the common stock equivalents related to the Debentures since the effect would be antidilutive.

18. Ratio of Earnings to Fixed Charges

     For the years ended January 31, 1998, January 31, 1997 and December 31, 1995, the ratio of earnings to fixed charges was 2.29, 3.46 and less than 1.0X, respectively. For purposes of computing the ratio of earnings to fixed charges, earnings represent income from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investees only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the year ended December 31, 1995 for purposes of computing the ratio of earnings to fixed charges, the Company had an earnings deficiency of $1.2 million.

19. Segment Information (Unaudited)

     The Company derives revenues from healthcare services and real estate services. The Company commenced operations of the real estate services segment with the purchase of DASCO upon the completion of the offering in January 1996. The activities related to the healthcare services and real estate services segment are as follows (dollars in thousands):


                                                        Healthcare           Real Estate
Year Ended January 31, 1998                              Services             Services                Total
---------------------------                           ---------------      ----------------      ----------------
Net revenues                                               $315,449               $31,099              $346,548
Operating income                                              4,676                25,100                29,776
Operating income prior to merger
  and noncontinuing costs                                    15,733                25,100                40,833
Identifiable assets                                         345,476                32,683               378,159
Depreciation and amortization                                10,506                   293                10,799
Capital expenditures                                          9,753                   495                10,248

Year Ended January 31, 1997

Net revenues                                                188,952                19,049               208,001
Operating income                                             17,420                11,268                28,688
Operating income prior to merger
  and noncontinuing costs                                    19,349                11,268                30,617
Identifiable assets                                         294,309                19,001               313,310
Depreciation and amortization                                 7,094                   288                 7,382
Capital expenditures                                          3,246                 2,440                 5,686

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

20. Quarterly Results of Operations (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the periods shown:

                                                  (Dollars in thousands, except per share data)

                                                           Year Ended January 31, 1998
                                                 ----------------------------------------------
                                              First           Second          Third           Fourth
                                             Quarter          Quarter        Quarter          Quarter
                                             ------           ------         ------           ------
Net revenues.........................        $75,868          $82,908       $91,568           $96,204
Income (loss) before income taxes....          6,485            6,887        (1,830)            8,580
Net income (loss)....................          4,240            4,586        (4,369)            5,842
Net income (loss) per share - basic..          $0.15            $0.16        $(0.15)            $0.19
Net income per share - diluted.......          $0.15            $0.16        $(0.14)            $0.19

                                                           Year Ended January 31, 1997
                                                 ----------------------------------------------
                                              First           Second          Third           Fourth
                                             Quarter          Quarter        Quarter          Quarter
                                             ------           ------         ------           ------
Net revenues.........................      $ 40,459         $ 44,204       $ 55,439         $ 67,899
Income before income taxes...........         4,164            4,583          5,712            7,667
Net income...........................         2,760            2,956          3,826            5,749
Net income per share - basic.........         $0.10            $0.11          $0.14            $0.20
Net income per share - diluted.......         $0.10            $0.11          $0.14            $0.20

21. Subsequent Events

     During February 1998, the Company purchased New England Research Center. Located in Massachusetts, New England Research Center is a clinical research site with over 50 ongoing studies, primarily in allergy and asthma. In conjunction with the acquisition, the Company entered into a 40-year agreement with the physicians and employees to manage the clinical trials at New England Research Center. The purchase price was approximately $5,700,000.

     During February 1998, the Company completed the formation of an MSO with Beth Israel Medical Center and the physician organizations that represent more than 1,700 physicians of Beth Israel and its parent corporation. The Company owns one-third of the MSO. The Company will provide management services for the MSO which will provide the physicians and hospitals with medical management and contract negotiation support for risk agreements with managed care payors. In connection with the formation of the MSO, PhyMatrix Management Company, Inc. ("Management"), a subsidiary of the Company, agreed with Beth Israel Medical Center ("Beth Israel") that Management and its affiliates (including the Company) would not, directly or indirectly, (i) operate, manage or provide risk contract management services to any physicians, IPAs or group practices located in New York County, Kings County or Westchester County, New York (the "Restricted Zone") which are affiliated with a hospital or hospital system or any affiliate (with certain exceptions) or (ii) participate with a hospital or hospital system or any affiliate (other than Beth Israel) in an MSO or other person that operates, manages or provides risk contract management services within the Restricted Zone (with certain exceptions). In addition, the owners of two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven.

     During February 1998, the Company purchased a diagnostic imaging center located in Delray Beach, Florida. The base purchase price was approximately $6,500,000. There is also a contingent payment up to a maximum of $2,000,000 based on the center's earnings before taxes during the first six months of 1998, which is payable in cash and/or Common Stock of the Company.

                                PHYMATRIX CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

     During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5,100,000. There is also a contingent payment up to a maximum of $1,900,000 based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company.

     During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company will manage for the MSO the medical risk contracting for the more than 2,600 physicians in IPAs in New York. The base purchase price was $2,500,000. There are also contingent payments up to a maximum of $5,000,000 with $4,000,000 of such amount based upon earnings which are not payable until three years after the closing date. The remaining $1,000,000 may become payable during the first nine months after the closing date if certain thresholds are achieved.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders of PhyMatrix Corp.:

     In connection with our audits of the consolidated financial statements of PhyMatrix Corp. as of January 31, 1998 and January 31, 1997 and for the years then ended, and the combined financial statements for the year ended December 31, 1995, we have also audited the financial statement schedule included on page S-2 of this Form 10-K.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 13, 1998

                                 PHYMATRIX CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

  For the years ended January 31, 1998, January 31, 1997 and December 31, 1995

                                 (In thousands)

                                                                    Additions
                                                        Balance at  Charged to    Deductions                 Balance at
                                                       Beginning    Operating         From                     End of
                                                        of Period   Expenses       Reserves     Other (a)      Period
                                                        ---------   --------       --------     ---------      ------

Allowance for Doubtful Accounts and
        Contractual Adjustments

Year ended January 31, 1998                               $ 29,525    $ 156,145    $ 146,591    $ 9,349     $ 48,428

Year ended January 31, 1997                                 16,802      100,504       91,246      3,465       29,525

Year ended December 31, 1995                                   963       35,997       29,509      6,762       14,213


(a) Represents allowances of acquired entities.