Form 10-K/A
period 1998-01-31
PHYMATRIX CORP
filed 1998-05-22
CIK 1002022

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended January 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______________ to
    __________________.


                        Commission file number 0-27568



                                PHYMATRIX CORP.
                             (Name of Registrant)


          Delaware                          65-0617076
  (State or Incorporation)     (I.R.S. Employer Identification No.)

                          Phillips Point, Suite 1000E
                             777 S. Flagler Drive
                        West Palm Beach, Florida, 33401
                                (561) 655-3500
  (Address and Telephone Number of Registrant's Principal Executive Offices)



          Securities Registered Pursuant to Section 12(g) of the Act:


                    COMMON STOCK, PAR VALUE $.01 PER SHARE



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



As of April 23, 1998, 33,074,975 shares of common stock were outstanding, of which 23,013,541 shares were held of record by nonaffiliates. The aggregate market value of shares held by non affiliates was approximately $250,272,258 based on the closing price per share of such common stock on such date as reported by the NASDAQ National Market System.


================================================================================

                                   PART III



Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information as of April 30, 1998 concerning the directors and executive officers of the Company.



Name                                   Age     Position
------------------------------------   -----   ---------------------------------------------------
Abraham D. Gosman ..................    69     Chairman of the Board of Directors and Chief
                                               Executive Officer
Frederick R. Leathers ..............    40     Chief Financial Officer and Treasurer
Edward E. Goldman, M.D. ............    53     Executive Vice President of Physician Development
                                               and Chief Medical Officer
Gregory Gardner ....................    42     Executive Vice President Finance
Robert A. Miller ...................    43     Director and President
Eric Moskow ........................    39     Director and Executive Vice President of Strategic
                                               Planning
Bruce A. Rendina ...................    44     Vice Chairman of the Board of Directors and
                                               Chairman and Chief Executive Officer of DASCO
Michael T. Heffernan ...............    33     Director and Chief Executive Officer of CSL
Hugh L. Carey ......................    78     Director
Joseph N. Cassese ..................    67     Director
John T. Chay .......................    40     Director
David M. Livingston, M.D. ..........    57     Director
Stephen E. Ronai ...................    61     Director


     The following is a biographical summary of the experience of the executive officers and directors of the Company:


     Abraham D. Gosman has served since June 1994 as an executive officer of the Company and is presently the Chairman of the Board of Directors and Chief Executive Officer of the Company. Previously, he founded and was the principal owner of The Mediplex Group, Inc. ("Mediplex"), a diversified health care company, and its predecessor companies for more than 15 years, with the exception of the period from April 1986 to August 1990 when Mediplex was owned by Avon Products, Inc. ("Avon"). He was the Chief Executive Officer of Mediplex from its inception to September 1988 and assumed that position again after Mediplex was purchased from Avon in August 1990. In addition, Mr. Gosman has served as Chairman of the Board of Trustees and Chief Executive Officer of Meditrust, the nation's largest health care real estate investment trust, since its inception in 1985. In October 1996, Mr. Gosman became Chairman of the Board of CareMatrix Corporation, an assisted living development and management company.

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

     Edward E. Goldman, M.D. has served since October 1994 as President of a subsidiary of the Company, since October 1995 as an executive officer of the Company and is presently Executive Vice President of Physician Development and the Company's Chief Medical Officer. Dr. Goldman is a board certified family practice physician and previously served as Chairman of PAL-MED Health Services from February 1983 to September 1994, a multi-specialty IPA which provides physicians services and manages health care related services.



     Gregory Gardner has served since November 1996 as Executive Vice President of Finance of the Company. Previously, he served as Senior Vice President, Financial Operations of Good Samaritan & St. Mary's Medical Centers from August 1995 to November 1996. From November 1990 to December 1993 Mr. Gardner served as American Medical International, Inc.'s Corporate Director of Finance and from January 1994 to July 1995 as its Corporate Director of Development.

     Robert A. Miller has served as the Company's President and a director of the Company since March 1997. He also served from June 1994 to February 1997 as the Company's Executive Vice President of Acquisitions. Previously, he served as Senior Vice President/Development Operations of Mediplex from September 1992 and Vice President from June 1991. Mr. Miller served as Regional Operations Director for New Medico Associates from January 1991 to October 1991. Previously, Mr. Miller was Vice President of Hospital Operations of Glenbeigh, Inc., where he was employed from 1979 through 1991.

     Eric Moskow, M.D, has served as a director of the Company since September 1996 and has been Executive Vice President of Strategic Planning of the Company since September 1996. He founded Physician's Choice Management, LLC ("Physician's Choice") in October 1995 and served as its Executive Vice President from October 1995 to October 1996. Prior to establishing Physician's Choice, he served as Medical Director for Mediplex of Ridgefield from November 1994 to August 1996 and as Associate Medical Director for US Healthcare in Connecticut from 1988 to 1990. Dr. Moskow is board-certified in internal medicine and served as President of the Family Medical Associates of Ridgefield for nine years.

     Bruce A. Rendina has served as a director of the Company since January 1996 and as Vice Chairman of the Board of Directors since March 1997. Mr. Rendina was the co-founder of DASCO Development Corporation ("DASCO"), a medical facility development company acquired by the Company in January 1996, and served as its Executive Vice President from 1987 to 1994, its President since 1994 and its Chairman and Chief Executive Officer since 1997. Prior to founding DASCO, Mr. Rendina was associated with Coopers & Lybrand LLP from 1975 to 1985.

     Michael T. Heffernan has served as a director of the Company since February 1998 and as the Chief Executive Officer of Clinical Studies, Ltd. ("CSL"), a multitherapeutic site management organization acquired by the Company in October 1997. Prior to the Company's acquisition of CSL, Mr. Heffernan served as the President and Chief Executive Officer of CSL, a position he held since 1994. From 1993 to 1994 Mr. Heffernan served as a Regional Manager with Eli Lilly & Company.

     Hugh L. Carey has served as a director of the Company since February 1996. Currently, he is of counsel to the New York law firm of Whitman Breed Abbott & Morgan. He served as an Executive Vice President of W.R. Grace & Company from 1987 to December 1995. He was Governor of the State of New York from 1975 to 1983 and a member of Congress from 1960 until 1975. He is currently a director of Triarc Companies, Inc. and China Trust Bank.

     Joseph N. Cassese has served as a director of the Company since January 1996. Mr. Cassese was the Vice President of Mediplex from January 1976 to March 1986 and the President of Mediplex from March 1986 to March 1988 and again from August 1990 to December 1991. Mr. Cassese was also a Vice President of A.M.A. Advisory Corp. from 1988 to 1990. Mr. Cassese has been retired since December 1991.

     John T. Chay has served as a director of the Company since April 1996. Mr. Chay has served as an executive officer of Nutrichem, Inc. which he co-founded in November 1993, and has served since June 1991 as Chief Executive Officer of The HealthLink Group, Inc., a practice management consulting firm which he also founded.

     David M. Livingston, M.D. has served as a director of the Company since January 1996. Dr. Livingston has been a Senior Leader of Dana-Farber Cancer Institute in Boston, Massachusetts since 1991 and has been employed as a physician at the Institute since 1973. He currently serves as Chairman of the Institute's Executive Committee for Research and as a Trustee of the Institute. He is also the Emil Frei Professor of Medicine at Harvard Medical School where he has taught since 1973.

     Stephen E. Ronai has served as a director of the Company since January 1996. Mr. Ronai has been a partner in the Connecticut law firm of Murtha, Cullina, Richter and Pinney since 1984 where he serves as Chairman of the firm's Health Care Department. He is a member of the American Academy of Healthcare Attorneys of the American Hospital Association and the National Health Lawyers Association. From 1989 to 1995 he served as a member of the Board of Directors of the National Health Lawyers Association. He also formerly served as Chairman of the Board of Trustees of the Connecticut Hospital Association. He is currently a director of CareMatrix Corporation.


     The Board of Directors is divided into three classes, with staggered three-year terms. The terms of Messrs. Gosman, Carey and Chay will expire at the Company's 1998 annual meeting; the terms of Messrs. Miller, Rendina and Ronai will expire at the Company's 1999 annual meeting; and the terms of Mr. Cassese and Drs. Livingston and Moskow will expire at the Company's 2000 annual meeting. Successors to the directors whose terms expire at each annual meeting are eligible for election for three-year terms. A director holds office until the annual meeting for the year in which his term expires and until his successor is elected and qualified. These provisions may make it more difficult for holders of the Common Stock to remove the directors and officers of the Company than if all directors were elected on an annual basis.

     Officers are appointed by and serve at the discretion of the Board of Directors. The officers, other than Mr. Gosman, will devote substantially all of their business time to the business and affairs of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance

     Mr. Gardner filed a Form 5 with the Securities and Exchange Commission (the "SEC") for the fiscal year ended January 31, 1997 on February 4, 1998. Mr. Heffernan filed a Form 3 with the SEC on April 13, 1998. Mr. Heffernan became a director of the Company in February 1998. Messrs. Chay and Goldman each filed a Form 4 with the SEC on November 25, 1997 in connection with transactions which occurred in October 1997. Mr. Rendina filed a Form 4 with the SEC on January 12, 1998 in connection with transactions which occurred in December 1997. Messrs. Carey and Cassese each intend to file Form 5s with respect to one transaction occurring in November 1996 and one transaction occurring in September 1997.



Item 11. Executive Compensation


Compensation of Directors

     Officers who are members of the Board of Directors do not receive compensation for serving on the Board. Each other member of the Board receives annual compensation of $15,000 for serving on the Board, plus a fee of $1,000 for each Board of Directors' meeting attended. In addition, such directors receive an additional fee of $500 for each committee meeting attended, except that only one fee will be paid in the event that more than one such meeting is held on a single day. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties. Each non-employee director who was a member of the Compensation Committee at the time of the closing of the Initial Public Offering received an option to purchase 10,000 shares of Common Stock at the offering price pursuant to the Equity Plan. Each director who is a member of the Compensation Committee on the first business day following each annual meeting of the shareholders will receive an option to purchase 2,500 shares of Common Stock. Any of such options granted to a member of the Compensation Committee under the Equity Plan will be exercisable one year following the date of grant.



Compensation of Executive Officers

     The following table sets forth certain information regarding compensation paid or accrued by the Company during the years ended December 31, 1995, January 31, 1997 and January 31, 1998, to the Company's Chief Executive Officer and to four other executive officers of the Company (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE


                                                                     Long-Term
                                                                Compensation Awards
                                                   Annual      ----------------------      All Other
                                                Compensation    Securities Underlying   Compensation(2)
Name and Principal Position            Year(1)    Salary ($)         Options (#)              ($)
------------------------------------- --------- -------------- ----------------------- ----------------
Abraham D. Gosman ...................   1998       225,000               --                     --
 Chairman and Chief Executive Officer   1997       225,000               --                     --
                                        1995       225,000               --                     --
Bruce A. Rendina (3) ................   1998       460,435          300,000 (5)             81,207
 Vice Chairman and Chairman and Chief   1997       435,782               --                 53,948
 Executive Officer of DASCO
Francis S. Tidikis (3)(4) ...........   1998       287,698               --                     --
 Chief Operating Officer                1997       275,156          150,000 (6)                 --
Michael T. Heffernan ................   1998       275,295          300,000 (7)                720
 Chief Executive Officer of CSL         1997       348,871               --                     --
                                        1995       156,896               --                     --
Robert A. Miller ....................   1998       304,135               --                     --
 President                              1997       304,171               --                     --
                                        1995       206,382               --                     --


------------

(1) In January 1996, the Company changed its fiscal year end from December 31 to January 31.
(2) Amounts indicated are for life insurance premiums paid by the Company.
(3) Messrs. Rendina and Tidikis became executive officers of the Company in January 1996.
(4) Mr. Tidikis' resigned as an officer of the Company during April 1998.
(5) Represents options granted to Mr. Rendina on September 25, 1997.
(6) Represents options granted to Mr. Tidikis on January 23, 1996.
(7) Represents options granted to Mr. Heffernan on October 14, 1997.



Option Grants in Last Fiscal Year


     The following table sets forth certain information regarding options granted during the year ended January 31, 1998 by the Company to each of the Named Executive Officers:



                                                                                                    Potential Realizable
                                                                                                   Value at Assumed Rates
                                                                                                       of Stock Price
                                                                                                        Appreciation
                                      Individuals Grants                                            for Option Term (1)
-----------------------------------------------------------------------------------------------   ------------------------
                                                     % of Total
                                     Number of         Options
                                    Securities       Granted to       Exercise
                                    Underlying        Employees          or
                                      Options         in Fiscal         Base         Expiration
Name                                Granted (#)         Year        Price ($/Sh)        Date         5% ($)       10% ($)
------------------------------   ----------------   ------------   --------------   -----------   -----------   ----------
Bruce A. Rendina .............        300,000(2)        15%           $ 14.625        9/25/07     2,759,275     6,992,545
Michael T. Heffernan .........        300,000(2)        15%           $ 16.250       10/14/07     3,065,861     7,769,494


------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. The Company has not granted stock appreciation rights to date.
(2) Each option vests in three equal annual installments of 100,000 shares. Mr. Rendina's option vests on July 1, 1998, 1999 and 2000. Mr. Heffernan's option vests on October 14, 1998, 1999 and 2000.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
   Values.


     The Named Executive Officers did not exercise any options during the fiscal year ended January 31, 1998. As of such date, Mr. Rendina and Mr. Heffernan each held options to purchase 300,000 shares of Common Stock, none of which were exercisable, and Mr. Tidikis held options to purchase 150,000 shares of Common Stock, 120,000 shares of which were exercisable. None of the options held by Messrs. Rendina, Tidikis and Heffernan were in-the-money as of January 31, 1998 and none of the other Named Executive Officers held any options as of such date.


Employment and Severance Agreements

     The Company, through DASCO, has entered into an employment agreement with Mr. Rendina that provides for an initial one-year term automatically renewable for successive one-year periods until either party elects not to renew. The base salary for Mr. Rendina under the agreement is $330,000 per year. In addition, he is entitled to receive bonuses and benefits, including life, accident, health and dental insurance. The agreement may be terminated by the Company without cause upon 90 days notice and with cause effective immediately upon notice. The agreement may be terminated by Mr. Rendina immediately upon notice.

     The Company has entered into an employment agreement with Mr. Heffernan that provides for an initial three-year term which may be renewed upon agreement of the parties. The base salary for Mr. Heffernan under the agreement is $200,000 per year, plus a guaranteed bonus of $100,000 per year, payable in quarterly installments. The agreement also provides for the grant of options to purchase 300,000 shares of the Common Stock of the Company at a price equal to the price per share of the Common Stock as of the date of the agreement, which options shall vest over three years in one-third increments commencing on the first anniversary of the date of the agreement. In addition, Mr. Heffernan is entitled to receive other bonuses and benefits which may be offered by the Company to its executive officers. The agreement may be terminated by the Company without cause effective immediately upon delivery of written notice by the Company to Mr. Heffernan. Mr. Heffernan may terminate the agreement upon delivery of written notice to the Company if the Company (i) fails to pay any sums or grant any options due under the agreement, (ii) reassigns Mr. Heffernan from Providence, Rhode Island without his consent, or (iii) materially changes his employment duties without his consent. If the agreement is terminated by the Company without cause or by Mr. Heffernan for one of the reasons noted in the preceding sentence, Mr. Heffernan shall continue to receive his salary and guaranteed bonus for a period of 18 months after such a termination or for the remainder of the term of the agreement, whichever is longer. In the event of a "change in control" (as defined in the agreement) of the Company or CSL during the term of the agreement, Mr. Heffernan is entitled to receive a bonus payment from the Company equal to 2.99 times the sum of his salary and guaranteed annual bonus. The agreement contains restrictive covenants prohibiting Mr. Heffernan from competing with the Company, or soliciting employees of the Company to leave, during his employment and for a period equal to the longer of
(i) one year after termination of the agreement or (ii) the period during which Mr. Heffernan is paid by as a result of a termination of the agreement by the Company without cause or by Mr. Heffernan for cause.

     The Company has entered into a separation and settlement agreement with Frank Tidikis, the Company's former Chief Operating Officer. Under the agreement, Mr. Tidikis ceased to be an executive officer of the Company on April 30, 1998, but will continue to be employed by the Company on a part-time basis until April 30, 1999. The agreement provides a base salary of $98,000, plus the payment of $192,000 as a one-time bonus and the payment of $9,728.60 to cover insurance premiums incurred during the term of the agreement. Under the terms of the agreement, such payments represent a full, final and complete satisfaction of any claims relating to Mr. Tidikis' employment prior to April 30, 1998.



1995 Equity Incentive Plan

     The Company maintains the 1995 Equity Incentive Plan (the "Equity Plan"), which provides for the award ("Award") of up to 4,100,000 shares of Common Stock in the form of incentive stock options ("ISOs"), non-qualified stock options ("Non-Qualified Stock Options"), bonus stock, restricted stock, performance stock units and stock appreciation rights. All employees, directors and consultants of the Company and any of its subsidiaries are eligible to participate in the Equity Plan, except directors who are members of the Compensation Committee (the "Committee"). In addition, certain directors are eligible for non-discretionary grants under the Equity Plan.

     The Equity Plan is administered by the Committee, which determines who shall receive Awards from those employees and directors who are eligible to participate in the Equity Plan, the type of Award to be made, the number of shares of Common Stock which may be acquired pursuant to the Award and the specific terms and conditions of each Award, including the purchase price, term, vesting schedule, restrictions on transfer and any other conditions and limitations applicable to the Awards or their exercise. The purchase price per share of Common Stock cannot be less than 100% of the fair market value of the Common Stock on the date of grant with respect to ISOs and not less than 50% of the fair market value of the Common Stock on the date of grant with respect to Non-Qualified Options. ISOs cannot be exercisable more than ten years following the date of grant and Non-Qualified Stock Options cannot be exercisable more than ten years and one day following the date of grant. The Committee may at any time accelerate the exercisability of all or any portion of any option.

     Each Award may be made alone, in addition to or in relation to any other Award. The terms of each Award need not be identical, and the Committee need not treat participants uniformly. Except as otherwise provided by the Equity Plan or a particular Award, any determination with respect to an Award may be made by the Committee at the time of award or at any time thereafter. The Committee determines whether Awards are settled in whole or in part in cash, Common Stock, other securities of the Company, Awards or other property. The Committee may permit a participant to defer all or any portion of a payment under the Equity Plan, including the crediting of interest on deferred amounts denominated in Common Stock. Such a deferral may have no effect for purposes of determining the timing of taxation of payments. In the event of certain corporate events, including a merger, consolidation, dissolution, liquidation or the sale of substantially all of the Company's assets, all Awards become fully exercisable and realizable.

     The Committee may amend, modify or terminate any outstanding Award, including substituting therefor another Award of the same or a different type, changing the date of exercise or realization, and converting an ISO to a Non-Qualified Stock Option, if the participant consents to such action, or if the Committee determines that the action would not materially and adversely affect the participant. Awards may not be made under the Equity Plan after November 14, 2005, but outstanding Awards may extend beyond such date.

     The number of shares of Common Stock issuable pursuant to the Equity Plan may not be changed except by approval of the stockholders. However, in the event that the Committee determines that any stock dividend, extraordinary cash dividend, creation of a class of equity securities, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase Common Stock at a price substantially below fair market value, or other similar transaction affects the Common Stock such that an adjustment is required to preserve the benefits intended to be made available under the Equity Plan, the Committee may adjust equitably the number and kind of shares of stock or securities in respect of which Awards may be made under the Equity Plan, the number and kind of shares subject to outstanding Awards, and the award, exercise or conversion price with respect to any of the foregoing, and if considered appropriate, the Committee may make provision for a cash payment with respect to an outstanding Award. In addition, upon the adoption of a plan or agreement concerning a change in control, sale of substantially all the assets, or liquidation or dissolution of the Company, all Awards which are not then fully exercisable or realizable become so. Common Stock subject to Awards which expire or are terminated prior to exercise or Common Stock which has been forfeited under the Equity Plan will be available for future Awards under the Equity Plan. Both treasury shares and authorized but unissued shares may be used to satisfy Awards under the Equity Plan.

     The Equity Plan may be amended from time to time by the Board of Directors or terminated in its entirety; however, no amendment may be made without stockholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement, including any requirement for stockholder approval under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor provision.

Item 12. Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth, as of May 15, 1998, certain information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Stock, by each director and each of the Named Executive Officers of the Company and by all directors and executive officers as a group. Except as indicated in the footnotes, all of such shares of Common Stock set forth in the following table are owned directly, and the indicated person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person:





                                                                              Amount of Beneficial
                                                                                   Ownership
                                                                           --------------------------
                                                                               Shares
                                                                            Beneficially   Percentage
                                                                                Owned       Owned(1)
                                                                           -------------- -----------
Named Executive Officers & Directors
------------------------------------
Abraham D. Gosman (2) ....................................................  8,137,126         24.4%
Bruce A. Rendina (3) .....................................................    803,866          2.4
Francis S. Tidikis (4) ...................................................    121,085            *
Michael T. Heffernan .....................................................    316,793          1.0
Robert A. Miller .........................................................    459,655          1.4
Hugh L. Carey (5) ........................................................      2,500            *
Joseph N. Cassese (6) ....................................................     32,500            *
John T. Chay .............................................................     92,833            *
David M. Livingston, M.D. ................................................         --           --
Erik Moskow (7) ..........................................................    165,252            *
Stephen E. Ronai (8) .....................................................     14,000            *
All directors and executive officers as a group (14 persons) (9) ......... 10,746,560         32.2
Other 5% Stockholders
---------------------
Crabbe Hudson Group, Inc. (10) ...........................................  2,470,800          7.4
Walter Brown (11) ........................................................  2,042,756          6.1
Putnam Investments, Inc. (12) ............................................  2,124,449          6.4


----------

* Less than one percent.


 (1) Percentages based on 33,339,788 shares outstanding as of May 15, 1998.


 (2) Includes 3,668,707 shares held by Chancellor Partners Limited Partnership I ("CLP I"), a family limited partnership whose sole limited partners are Mr. Gosman's two adult sons. Mr. Gosman, as the sole stockholder and director of CLP, Inc., the general partner of CLP I, has sole dispositive and voting power over all shares held by CLP I. Mr. Gosman's business address is PhyMatrix Corp., 777 South Flagler Drive, West Palm Beach, FL 33401.

 (3) Includes 100,000 shares which Mr. Rendina has the right to acquire upon the exercise of an option.

 (4) Includes 85 shares owned by Mr. Tidikis' wife with respect to which Mr. Tidikis disclaims beneficial ownership and 120,000 shares which Mr. Tidikis has the right to acquire upon exercise of an option.

 (5) Represents shares which Mr. Carey has the right to acquire upon exercise of an option.

 (6) Includes 12,500 shares which Mr. Cassese has the right to acquire upon exercise of an option.

 (7) Includes 90,000 shares which Dr. Moskow has the right to acquire upon exercise of an option.

 (8) Includes 10,000 shares which Mr. Ronai has the right to acquire upon exercise of an option.

 (9) Includes 368,333 shares which the directors and executive officers have the right to acquire upon exercise of options.

(10) The address of Crabbe Hudson Group, Inc. ("Crabbe") is 121 SW Morrison, Suite 1400, Portland, Oregon 97204. The foregoing is based upon the
     Schedule 13G dated February 6, 1998 filed by Crabbe.

(11) Mr. Brown's address is 106 Driftwood Drive, Tiverton, RI 02878.

(12) Putnam Investment Management, Inc. ("PIM") and Putnam Advisory Company, Inc. ("PAC") are investment adviser subsidiaries of Putnam Investments, Inc. ("PIT"). PIM and PAC have shared dispositive power with respect to such shares, and PAC has shared voting power with respect to certain of such shares. The address of PIT, PIM and PAC is One Post Office Square, Boston, Massachusetts 02109. The foregoing is based upon the Schedule 13G dated January 31, 1997 filed by PIT, PIM and PAC.

Item 13. Certain Relationships and Related Transactions

     The Company was incorporated in October 1995 to combine the business operations of certain companies (the "Related Companies") controlled by Mr. Gosman. During 1994 and 1995, the Related Companies and Mr. Gosman completed the acquisition of various companies and businesses which were transferred to the Company simultaneously with the closing of the Company's initial public offering on January 29, 1996 (the "Formation").

     At December 31, 1995 the Company had a $19.5 million loan from NationsBank, which was guaranteed by Mr. Gosman. Mr. Gosman did not receive any consideration for this or any other guarantee he has provided on behalf of the Company. The $19.5 million loan was repaid from the net proceeds of the Company's January 1996 initial public offering. After repayments to Mr. Gosman made from the net proceeds of the initial public offering totalling $28.7 million, the Company owed Mr. Gosman approximately $10.8 million, which was repaid from the net proceeds of the Company's June 1996 issuance of convertible subordinated debentures (the "Debentures"). All amounts loaned to the Company by Mr. Gosman accrued interest at a floating rate equal to NationsBank's prime rate. The Company agreed to repay in full the amount owed to Mr. Gosman from the proceeds of any public offering by the Company of its debt or equity securities; and to repay Mr. Gosman from the proceeds of any institutional debt financing by the Company for working capital purposes, except that the amount to be repaid from such institutional debt financing proceeds would not exceed 25% of the maximum amount available to be borrowed under the terms of the financing. Pursuant to such agreement, the $11.7 million the Company owed Mr. Gosman (including additional amounts borrowed since the closing of the initial public offering) was repaid from the net proceeds of the Debentures.

     In connection with the acquisition of Oncology Therapies, Inc. in March 1995, Mr. Gosman guaranteed until the later of the satisfaction of certain financial covenants or July 31, 1998 the repayment by a subsidiary of the Company of a portion of the $17.5 million in acquisition financing from FINOVA Capital Corporation ("FINOVA"). Mr. Gosman's liability under the guarantee was limited to no more than $6.1 million. The Company used the net proceeds of the initial public offering to repay in full its obligations to FINOVA.

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

     The Company occupies office space for its principal offices in West Palm Beach, Florida under the terms of a lease which the Company assumed from a company the stockholders and executive officers of which include Messrs. Gosman, Leathers and Miller and Dr. Goldman. The Company estimates that the total amount of lease payments to be made under the assumed lease through the end of the current lease term will equal approximately $843,000.

     In connection with the Formation, the following executive officers and directors of the Company received the indicated number of shares of Common Stock in exchange for their shares of common stock of the Related Companies:
Mr. Gosman (including shares held for the benefit of his two adult sons), 8,282,305; Mr. Rendina, 916,667; Mr. Chay, 133,333; Mr. Leathers, 459,505; Mr.
Miller, 459,505; and Dr. Goldman, 168,112.

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

     During December 1995, the Company obtained a 43.75% interest in Physicians Choice Management, LLC, a newly formed management services organization that provides management services to an independent physician association composed of over 400 physicians based in Connecticut ("Physician's Choice"). The Company acquired this interest in exchange for a payment of $1.5 million to the stockholders of Physician's Choice, including Dr. Moskow. During September 1996, the Company acquired the remaining 56.25% interest from such stockholders for a payment of $1 million in cash plus 363,442 shares of the Company's Common Stock.

     As of January 31, 1998 the Company loaned the shareholders of Physician's Choice, including Dr. Moskow, an aggregate of $2.7 million to pay the tax liability related to the sale of Physician's Choice. The loans are secured by a pledge of the Common Stock held by the former shareholders of Physician's Choice.

     During April 1998, the Company loaned Dr. Moskow $1.0 million pursuant to a promissory note. The note bears interest at 5.56% and is payable on May 1, 2005.

     The Company leases space on behalf of its affiliated physicians from a related entity. Mr. Gosman owns a limited partnership interest in the limited partnership which is general partner of the limited partnership which owns the medical mall. The aggregate base rent under such leases is approximately $537,000.

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

                                    PART IV



Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K


     1.  Financial Statements



                                                                                              Page
                                                                                             -----
         Report of Independent Accountants ...............................................    F-2

         Balance Sheets as of January 31, 1998 and January 31, 1997 ......................    F-3

         Statements of Operations for the years ended January 31, 1998, January 31, 1997
           and December 31, 1995 .........................................................    F-4

         Statements of Changes in Shareholders' Equity for the years ended January 31,
           1998, January 31, 1997 and December 31, 1995 ..................................    F-5

         Statements of Cash Flows for the years ended January 31, 1998, January 31, 1997
           and December 31, 1995 .........................................................    F-6

         Notes to Financial Statements ...................................................    F-7

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

     3.  Exhibits
                                                                                      Exhibit No.
                                                                                      -----------
         Consent of Coopers & Lybrand L.L.P.                                                 23.1


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of May, 1998.

                                          PHYMATRIX CORP.



                                          By: /s/ Frederick R. Leathers
                                              ----------------------------------
                                              Frederick R. Leathers
                                              Chief Financial Officer

                                PHYMATRIX CORP.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                       Page
                                                                                      -----
Report of Independent Accountants                                                     F-2

Consolidated Balance Sheets as of January 31, 1998 and January 31, 1997               F-3

Statements of Operations for the years ended January 31, 1998, January 31, 1997,      F-4
  and December 31, 1995

Statements of Changes in Shareholders' Equity for the years ended January 31, 1998,   F-5
January 31, 1997, and December 31, 1995

Statements of Cash Flows for the years ended January 31, 1998, January 31, 1997       F-6
and December 31, 1995

Notes to Financial Statements                                                         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of PhyMatrix Corp.:


     We have audited the consolidated balance sheets of PhyMatrix Corp. as of January 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended January 31, 1998 and 1997, and the combined statement of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhyMatrix Corp. as of January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended January 31, 1998 and 1997, and the combined results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
March 13, 1998, except for Note 21,
for which the date is April 9, 1998

                                PHYMATRIX CORP.

                          CONSOLIDATED BALANCE SHEETS



                                                                               January 31,       January 31,
                                                                                   1998             1997
                                                                             ---------------   --------------
                                 ASSETS
Current assets
   Cash and cash equivalents .............................................    $ 49,535,784     $ 81,321,955
   Receivables:
      Accounts receivable, net of allowances of $48,428,000 and
       $29,525,000 at January 31, 1998 and January 31, 1997,
       respectively ......................................................      57,251,979       41,743,737
      Other receivables ..................................................      14,240,438        2,318,395
      Notes receivable (Note 4) ..........................................       1,851,000       10,125,000
   Prepaid expenses and other current assets .............................       6,167,070        3,680,709
                                                                              ------------     ------------
      Total current assets ...............................................     129,046,271      139,189,796
Property, plant and equipment, net (Note 5) ..............................      44,294,808       39,128,292
Notes receivable (Note 4) ................................................       7,830,800        4,938,700
Goodwill, net (Note 2) ...................................................      93,879,672       74,426,572
Management service agreements, net (Note 2) ..............................      89,469,869       40,196,102
Investment in affiliates (Note 6) ........................................       4,943,516        3,399,859
Other assets (including restricted cash) .................................       8,694,208       12,030,884
                                                                              ------------     ------------
      Total assets .......................................................    $378,159,144     $313,310,205
                                                                              ============     ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of debt and capital leases (Note 8) ...................    $ 13,741,594     $  3,835,569
   Accounts payable ......................................................      13,100,907        9,436,189
   Accrued compensation ..................................................       2,282,268        1,480,250
   Accrued and other current liabilities (Note 7) ........................      13,531,197       12,627,164
                                                                              ------------     ------------
      Total current liabilities ..........................................      42,655,966       27,379,172
Long-term debt and capital leases, less current maturities (Note 8) ......      20,617,165       14,994,690
Convertible subordinated debentures (Note 8) .............................     100,000,000      100,000,000
Other long term liabilities (Notes 3 and 7) ..............................       1,651,115       14,004,143
Deferred tax liability (Note 14) .........................................              --        1,354,182
Minority interest ........................................................       1,200,544        1,798,321
                                                                              ------------     ------------
      Total liabilities ..................................................     166,124,790      159,530,508
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity:
   Common stock, par value $.01, 40,000,000 shares authorized,
    31,248,474 and 27,625,338 shares issued and outstanding at
    January 31, 1998 and January 31, 1997, respectively ..................         312,485          276,253
   Treasury stock ........................................................         (74,626)              --
   Additional paid in capital ............................................     198,891,664      150,025,403
   Retained earnings .....................................................      12,904,831        3,478,041
                                                                              ------------     ------------
      Total shareholders' equity .........................................     212,034,354      153,779,697
                                                                              ------------     ------------
      Total liabilities and shareholders' equity .........................    $378,159,144     $313,310,205
                                                                              ============     ============


    The accompanying notes are an integral part of the financial statements.

                                PHYMATRIX CORP.

                           STATEMENTS OF OPERATIONS



                                                                               Consolidated                  Combined
                                                                     ---------------------------------   ---------------
                                                                        Year Ended        Year Ended        Year Ended
                                                                       January 31,       January 31,       December 31,
                                                                           1998              1997              1995
                                                                     ---------------   ---------------   ---------------
Net revenues (Note 2):
 Net revenues from services ......................................    $157,665,788      $ 98,764,526      $ 61,712,559
 Net revenue from management service agreements ..................     157,782,514        90,187,458        22,372,566
 Net revenue from real estate services ...........................      31,099,347        19,048,875                --
                                                                      ------------      ------------      ------------
  Total revenue ..................................................     346,547,649       208,000,859        84,085,125
                                                                      ------------      ------------      ------------
Operating costs and administrative expenses:
 Cost of affiliated physician management services ................      65,369,377        42,245,211         9,655,973
 Salaries, wages and benefits ....................................      88,221,287        58,350,848        33,540,769
 Salaries, wages and benefits--related party (Note 11) ...........              --                --         2,267,891
 Professional fees ...............................................       9,597,310         7,321,849         4,466,897
 Professional fees--related party (Note 11) ......................              --                --           273,941
 Supplies ........................................................      44,908,880        27,202,905        12,117,362
 Utilities .......................................................       4,574,279         2,868,484         1,498,755
 Depreciation and amortization ...................................      10,799,686         7,381,666         3,955,511
 Rent ............................................................      16,648,563         8,518,812         4,642,144
 Rent--related party (Note 11) ...................................              --                --           459,732
 Earn out payment ................................................              --                --         1,271,000
 Provision for closure loss (Note 7) .............................              --                --         2,500,000
 Provision for bad debts .........................................       5,914,737         4,607,888           744,111
 Merger and other noncontinuing expenses (Note 3) ................      11,057,000         1,929,000         2,133,000
 Other--primarily capitation expense .............................      65,290,737        24,430,859         7,664,589
 Other--related party (Note 11) ..................................              --                --           728,116
                                                                      ------------      ------------      ------------
                                                                       322,381,856       184,857,522        87,919,791
                                                                      ------------      ------------      ------------
Interest expense, net ............................................       4,774,978         1,357,210         3,120,056
Interest expense shareholder .....................................              --           369,366         1,708,174
(Income) from investment in affiliates ...........................        (730,973)         (709,295)         (569,156)
                                                                      ------------      ------------      ------------
                                                                         4,044,005         1,017,281         4,259,074
                                                                      ------------      ------------      ------------
Income (loss) before provision for income taxes ..................      20,121,788        22,126,056        (8,093,740)
Income tax expense ...............................................       9,822,685         6,836,066                --
                                                                      ------------      ------------      ------------
Net income (loss) (Note 2) .......................................    $ 10,299,103      $ 15,289,990      $ (8,093,740)
                                                                      ============      ============      ============
Net income per weighted average share--basic (Note 17) ...........    $       0.35      $       0.56
Net income per weighted average share--diluted (Note 17) .........    $       0.35      $       0.55
Proforma Information (Unaudited) (Note 2):
 Adjustment to income tax expense ................................    $    624,296      $  1,293,385
 Net income ......................................................    $  9,674,807      $ 13,996,605
 Net income per weighted average share--basic ....................    $       0.33      $       0.51
 Net income per weighted average share--diluted ..................    $       0.33      $       0.51
 Weighted average shares outstanding--basic (Note 17) ............      29,690,000        27,295,000
                                                                      ============      ============
 Weighted average shares outstanding--diluted (Note 17) ..........      30,229,000        27,682,000
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

                                PHYMATRIX CORP.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the years ended January 31, 1998,
                    January 31, 1997, and December 31, 1995



                                           Common Stock                                       Retained
                                           Outstanding                       Additional       Earnings
                                     -----------------------   Treasury       Paid-in       (Accumulated
                                        Shares      Amount       Stock        Capital         Deficit)           Total
                                     ------------ ---------- ------------ --------------- ---------------- ----------------
Balances--December 31, 1994 ........   4,885,512   $ 48,855   $      --    $ 13,035,158     $ (1,369,349)    $ 11,714,664
Capital contribution ...............          --         --          --      12,036,287               --       12,036,287
Net loss for the year ended
 December 31, 1995 .................          --         --          --              --       (8,093,740)      (8,093,740)
Dividends ..........................          --         --          --              --         (220,000)        (220,000)
                                       ---------   --------   ---------    ------------     ------------     ------------
Balances--December 31, 1995 ........   4,885,512     48,855          --      25,071,445       (9,683,089)      15,437,211
Initial public offering, net of
 costs .............................  21,263,284    212,633          --     111,494,224               --      111,706,857
Issuance of common stock for
 acquisitions ......................     266,666      2,667          --       3,997,333               --        4,000,000
Issuance of stock pursuant to
 pooling of interests with
 Clinical Studies Ltd.
 ("CSL") ...........................     318,793      3,188          --         624,452               --          627,640
Adjustment for immaterial
 pooling of interests ..............     432,645      4,326          --              --          778,960          783,286
Issuance costs .....................          --         --          --        (743,316)              --         (743,316)
Issuance of stock pursuant to
 acquisitions ......................     406,272      4,062          --       9,222,977               --        9,227,039
Issuance of stock pursuant to
 stock plans .......................      52,166        522          --         358,288               --          358,810
Net loss for month ended
 January 31, 1996 ..................          --         --          --              --       (1,176,228)      (1,176,228)
Net income for the year ended
 January 31, 1997 ..................          --         --          --              --       15,289,990       15,289,990
Dividends ..........................          --         --          --              --       (1,731,592)      (1,731,592)
                                      ----------   --------   ---------    ------------     ------------     ------------
Balances--January 31, 1997 .........  27,625,338    276,253          --     150,025,403        3,478,041      153,779,697
Adjustment for immaterial
 pooling of interests ..............          --         --          --              --          644,326          644,326
CSL's January 1997 earnings
 excluded from net income
 (as described in Note 2) ..........          --         --          --              --          343,861          343,861
Purchase of treasury stock
 at cost ...........................          --         --     (74,626)             --               --          (74,626)
Issuance of stock pursuant to
 acquisitions ......................   3,430,238     34,303          --      48,058,820               --       48,093,123
Issuance of stock pursuant to
 stock plans .......................     192,898      1,929          --         919,948               --          921,877
Issuance costs .....................          --         --          --        (112,507)              --         (112,507)
Net income for the year ended
 January 31, 1998 ..................          --         --          --              --       10,299,103       10,299,103
Dividends ..........................          --         --          --              --       (1,860,500)      (1,860,500)
                                      ----------   --------   ---------    ------------     ------------     ------------
Balances--January 31, 1998 .........  31,248,474   $312,485   $ (74,626)   $198,891,664     $ 12,904,831     $212,034,354
                                      ==========   ========   =========    ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

                                PHYMATRIX CORP.

                           STATEMENTS OF CASH FLOWS



                                                                     Consolidated       Consolidated         Combined
                                                                   ----------------   ----------------   ----------------
                                                                      Year Ended         Year Ended         Year Ended
                                                                      January 31,        January 31,       December 31,
                                                                         1998               1997               1995
                                                                   ----------------   ----------------   ----------------
Cash flows from operating activities:
 Net income (loss) .............................................    $  10,299,103      $  15,289,990      $  (8,093,740)
 Noncash items included in net income (loss):
   Depreciation and amortization ...............................       10,799,686          7,381,666          3,955,511
   Amortization of debt issuance costs .........................          727,484            276,625                 --
   Writedown of assets .........................................               --                 --          1,554,607
   Issuance of common stock as compensation ....................               --            627,640                 --
   Other (including gains on sale of assets) ...................       (2,578,922)          (650,940)           140,151
Changes in receivables .........................................       (8,570,781)       (14,154,057)        (7,415,851)
Changes in accounts payable and accrued liabilities ............          215,069         (3,636,548)        11,402,118
Changes in amounts due from physicians .........................       (6,242,958)        (1,005,997)          (166,846)
Changes in other assets ........................................       (6,932,501)         1,517,672         (1,511,032)
                                                                    -------------      -------------      -------------
      Net cash provided (used) by operating activities .........       (2,283,820)         5,646,051           (135,082)
Cash flows from investing activities:
 Capital expenditures ..........................................      (10,247,596)        (5,686,484)        (1,378,630)
 Sale of assets ................................................        4,018,514          1,243,762                 --
 Notes receivable, net .........................................        6,956,900        (15,213,700)          (686,400)
 Purchase of investments in affiliates .........................       (1,354,154)                --         (9,790,588)
 Other assets ..................................................          438,910         (1,440,176)           (20,287)
 Acquisitions, net of cash acquired (Note 15) ..................      (34,444,104)       (27,734,210)       (44,365,741)
                                                                    -------------      -------------      -------------
      Net cash used by investing activities ....................      (34,631,530)       (48,830,808)       (56,241,646)
Cash flows from financing activities:
 Capital contributions .........................................               --                 --         12,036,287
 Borrowings under revolving lines of credit, net ...............       26,571,214          3,132,300                 --
 Advances from (repayment to) shareholders .....................               --        (15,523,287)        36,690,180
 Proceeds from issuance of common stock ........................          914,160            359,614                200
 Dividends to shareholders .....................................       (1,860,500)        (1,731,592)          (220,000)
 Proceeds from issuance of convertible subordinated
   debentures ..................................................               --         96,565,758                 --
 Proceeds from issuance of debt ................................               --                 --         19,143,127
 Release of cash collateral ....................................        4,504,116          1,996,786                 --
 Offering costs and other ......................................          (88,312)        (2,823,130)        (1,030,632)
 Repayment of debt .............................................      (25,239,439)        (7,178,810)        (3,834,714)
                                                                    -------------      -------------      -------------
      Net cash provided by financing activities ................        4,801,239         74,797,639         62,784,448
 Increase (decrease) in cash and cash equivalents ..............      (32,114,111)        31,612,882          6,407,720
 Cash and cash equivalents, beginning of period ................       81,649,895         49,709,073            784,647
                                                                    -------------      -------------      -------------
 Cash and cash equivalents, end of period ......................    $  49,535,784      $  81,321,955      $   7,192,367
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

                                PHYMATRIX CORP.

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


   Third Party Reimbursement

     For the years ended January 31, 1998, January 31, 1997, and December 31, 1995, approximately 23%, 31%, and 34%, respectively, of the Company's net revenue was primarily from the participation of the Company's home healthcare entities and physician practices in Medicare programs. Medicare compensates the Company on a "cost reimbursement" basis for home healthcare, meaning Medicare covers all reasonable costs incurred in providing home healthcare. Medicare compensates the Company for physician services based on predetermined fee schedules. In addition to extensive existing governmental healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.


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

                                PHYMATRIX CORP.

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

                                PHYMATRIX CORP.

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

                                PHYMATRIX CORP.

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

                                PHYMATRIX CORP.

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

     The following table, which is unaudited, reflects the combined revenues, net income, net income per share and weighted average number of shares outstanding for the respective periods. The Pro Forma Combined column adjusts

                                PHYMATRIX CORP.

the historical net income for CSL to reflect the results of operations as if CSL had been a C corporation rather than an S corporation for income tax purposes. The Adjusted Pro Forma Combined column adjusts the Pro Forma Combined column by eliminating certain noncontinuing charges incurred by CSL. Provisions for income taxes have not been reflected for the year ended December 31, 1995 because there is no taxable income on a combined basis.


                                                                                                      Adjusted
                                                                                   Pro Forma          Pro Forma
                                              PhyMatrix            CSL             Combined           Combined
                                          ----------------   ---------------   ----------------   ----------------
                                                            For the year ended January 31, 1998
                                          ------------------------------------------------------------------------
Revenue ...............................    $ 316,579,760       $29,967,889       $346,547,649       $346,547,649
Net income ............................    $   7,253,038       $ 2,421,769       $  9,674,807       $ 20,368,303
Net income per share--basic ...........    $        0.30       $      0.46       $       0.33       $       0.69
Net income per share--diluted .........    $        0.30       $      0.46       $       0.33       $       0.68
Weighted average number of shares
 outstanding--basic ...................       24,481,911         5,207,743         29,689,654         29,689,654
Weighted average number of shares
 outstanding--diluted .................       24,940,099         5,289,221         30,229,320         30,229,320

                                                              For the year ended January 31, 1997
                                          ------------------------------------------------------------------------
Revenue ...............................    $ 189,960,735       $18,040,124       $208,000,859       $208,000,859
Net income ............................    $  12,056,531       $ 1,940,074       $ 13,996,605       $ 15,154,005
Net income per share--basic ...........    $        0.54       $      0.38       $       0.51       $       0.56
Net income per share--diluted .........    $        0.54       $      0.37       $       0.51       $       0.55
Weighted average number of shares
 outstanding--basic ...................       22,195,744         5,099,496         27,295,240         27,295,240
Weighted average number of shares
 outstanding--diluted .................       22,490,807         5,191,625         27,682,432         27,682,432

                                                             For the year ended December 31, 1995
                                          ------------------------------------------------------------------------
Revenue ...............................    $  70,733,282       $13,351,843       $ 84,085,125       $ 84,085,125
Net income (loss) .....................    $ (11,024,915)      $ 2,931,175       $ (8,093,740)      $ (5,960,740)

     The following items reflect the noncontinuing charges, referred to above, incurred by CSL during the respective periods (unaudited):

                                                                       Year Ended
                                                     ----------------------------------------------
                                                      December 31,     December 31,     January 31,
                                                          1995             1996            1998
                                                     --------------   --------------   ------------
Salaries expense related to the equity interest
 granted to an officer of CSL. During January
 1997, the officer entered into an employment
 agreement with no provisions for sharing of
 profits or proceeds. ............................     $       --       $  628,000       $     --
Consulting fees based on a profit sharing
 arrangement. The profit sharing arrangement was
 terminated during 1997. .........................        433,000          314,000             --
Management fees paid to the principal shareholders
 of CSL. .........................................      1,700,000          987,000        907,000
                                                       ----------       ----------       --------
Total nonrecurring items .........................      2,133,000        1,929,000        907,000
After tax impact of nonrecurring items ...........     $2,133,000       $1,157,400       $544,200

                                PHYMATRIX CORP.

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

     As a result of using the pooling of interests method of accounting, estimated transaction expenses of $10,150,000 were recorded as a one-time charge to the Company's statement of operations during the quarter ended October 31, 1997 which represents the period in which the transaction closed. A summary of these expenses is as shown below:


                                               Clinical
                                               Studies       PhyMatrix         Total
                                            -------------   -----------   --------------
Legal ...................................    $  200,000      $300,000      $   500,000
Accounting ..............................       200,000       175,000          375,000
Investment Banking ......................     3,600,000       325,000        3,925,000
Other ...................................       250,000       100,000          350,000
                                             ----------      --------      -----------
  Subtotal transaction expenses .........     4,250,000       900,000        5,150,000
                                             ----------      --------      -----------
CNS Consulting (1) ......................     5,000,000             0        5,000,000
                                             ----------      --------      -----------
  Total .................................    $9,250,000      $900,000      $10,150,000
                                             ==========      ========      ===========

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

                                PHYMATRIX CORP.

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

                                PHYMATRIX CORP.

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

                                PHYMATRIX CORP.

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

                                PHYMATRIX CORP.

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


                                                      Pro Forma
                                             ----------------------------
                                              January 31,     January 31,
                                                  1998           1997
                                              (unaudited)     (unaudited)
                                             -------------   ------------
   Revenue ...............................     $ 367,973      $ 288,309
   Net income ............................        11,642         16,805
   Net income per share--basic ...........     $    0.37      $    0.54
   Net income per share--diluted .........     $    0.37      $    0.53

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

                                PHYMATRIX CORP.

5. Property and Equipment

     Property and equipment consists of the following:

                                               Estimated
                                              Useful Life       January 31,       January 31,
                                                (Years)            1998               1997
                                             -------------   ----------------   ---------------
   Land ..................................          --        $   5,501,612      $  2,714,948
   Building ..............................       15-20              834,853         1,569,170
   Furniture and fixtures ................         5-7           12,968,849        10,515,074
   Equipment .............................        5-10           29,078,871        24,048,121
   Automobiles ...........................         3-5               66,104           140,926
   Computer software .....................           5            1,481,844           981,696
   Leasehold improvements ................        4-20            7,642,195         6,823,262
                                                              -------------      ------------
   Property and equipment, gross .........                       57,574,328        46,793,197
   Less accumulated depreciation .........                      (13,279,520)       (7,664,905)
                                                              -------------      ------------
   Property and equipment, net ...........                    $  44,294,808      $ 39,128,292
                                                              =============      ============

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


7. Accrued and Other Current Liabilities

     Accrued and other current liabilities consist of the following:

                                                              January 31,      January 31,
                                                                  1998            1997
                                                             -------------   --------------
   Accrued closure costs .................................   $        --      $   570,000
   Accrued rent ..........................................       320,700        1,141,618
   Accrued income taxes (1)...............................     2,325,574        1,991,368
   Accrued professional fees .............................     2,367,788        4,502,263
   Accrued additional purchase price .....................            --        1,000,000
   Accrued interest ......................................     1,332,419          991,977
   Unearned revenue ......................................     3,432,968        1,513,669
   Other .................................................     3,751,748          916,269
                                                             -----------      -----------
     Total accrued and other current liabilities .........   $13,531,197      $12,627,164
                                                             ===========      ===========

------------
(1) Included in accrued income taxes is a deferred tax liability of $399,354 at January 31, 1998.

                                PHYMATRIX CORP.

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


8. Long-term Debt, Notes Payable and Capital Leases

     Long-term debt, notes payable and capital leases consist of the following:


                                                                                    January 31,       January 31,
                                                                                        1998              1997
                                                                                  ---------------   ---------------
   Convertible subordinated debentures, with an interest rate of 6.75%
    and a maturity date of June 15, 2003. .....................................    $ 100,000,000     $100,000,000
   Note payable due to four individuals payable in eight equal semi-
    annual installments of $28,125, including interest at 8% through
    November 1998. ............................................................           28,125           84,375
   Note payable to a bank with an interest rate of 8.25%. .....................               --           85,111
   Note payable to an individual, payable on demand including interest
    at 9%. ....................................................................               --            6,762
   Note payable to a bank, collateralized by the assets of a multispecialty group practice, payable in monthly installments of $14,027,
    including interest at 7.50% and a final payment in February 1999. .........          173,498          322,675
   Note payable to a bank, collateralized by the assets of a multispecialty group practice, payable in monthly installments of $20,608, at
    8.75% and a final payment in August 2000. .................................          579,906          758,335
   Convertible note payable to the former shareholders of a medical practice in Pennsylvania, with a maturity date of May 1997 and an interest rate of 9%. The Company made the payment in shares of
    Common Stock of the Company. ..............................................               --          300,000
   Mortgage note payable to a bank, collateralized by the assets of an outpatient surgery center, payable in monthly installments of $6,628
    including interest at 8.86% and a final maturity of November 2001..........          696,668          712,836
   Note payable to a bank, payable in monthly installments, interest at
    the prime rate plus .375% and a final maturity of June 1998. ..............          355,769        1,475,000
   Note payable to the former shareholders of a medical oncology practice in South Florida, payable in ten equal semi-annual installments of $682,867, which includes interest at 9%. The note
    payable is collateralized by an irrevocable letter of credit. .............        3,522,145        4,504,184
   Revolving bank line of credit with a maturity date of September 1999
    and an interest rate at 1/4% above the bank's base rate. ..................               --        3,132,300
   Convertible acquisition notes payable with various maturity dates
    through August 31, 2001 and interest rates ranging from 5% to 7%...........       14,425,000        3,950,000
   Acquisition earnouts payable with various maturity dates through 2001. .....          181,025          221,025
   Other notes payable with various maturity dates through 1999. ..............               --            8,203
   Revolving line of credit with a financial institution with a maturity date
    of September 2000 and an interest rate of 8.5% at January 31, 1998. .......       10,000,000
   Note payable to a financing institution with a maturity date of January
    2000 and an interest rate of 16.50%. ......................................          316,161
   Capital lease obligations with maturity dates through September 2015
    and interest rates ranging from 8.75% to 12%. .............................        4,080,462        3,269,453
                                                                                   -------------     ------------
                                                                                     134,358,759      118,830,259
   Less current portion of capital leases .....................................       (1,192,753)        (889,536)
   Less current portion of debt ...............................................      (12,548,841)      (2,946,033)
                                                                                   -------------     ------------
   Long-term debt and capital leases ..........................................    $ 120,617,165     $114,994,690
                                                                                   =============     ============

                                PHYMATRIX CORP.

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

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit for working capital and acquisition purposes. The credit agreement (i) prohibits the payment of dividends by the Company, (ii) limits the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) requires the Company to comply with certain financial covenants, which include minimum net worth and interest coverage requirements and a maximum funded debt to cash flow limitation. The credit agreement expires in September 2000. At January 31, 1998, $10,000,000 was outstanding under this credit line. The maximum amount outstanding under the line of credit during the year ended January 31, 1998 was $15,000,000. In addition, at January 31, 1998 the Company had outstanding letters of credit totaling approximately $6,000,000.

     The following is a schedule of future minimum principal payments of the Company's long-term and convertible debt and the present value of the minimum lease commitments at January 31, 1998:

                                                                                                    Capital
                                                                                   Debt              Leases
                                                                             ----------------   ---------------
   Through January 31, 1999 ..............................................    $  12,548,841      $  2,053,905
   Through January 31, 2000 ..............................................        2,628,497         1,653,362
   Through January 31, 2001 ..............................................       12,347,763         1,327,977
   Through January 31, 2002 ..............................................        2,753,196           375,755
   Through January 31, 2003 ..............................................               --           212,306
   Thereafter ............................................................      100,000,000         1,112,172
                                                                              -------------      ------------
   Total .................................................................      130,278,297         6,735,477
   Less amounts representing interest and executory costs ................               --        (2,655,015)
                                                                              -------------      ------------
   Total long-term debt and present value of minimum lease payments ......      130,278,297         4,080,462
   Less current portion ..................................................      (12,548,841)       (1,192,753)
                                                                              -------------      ------------
   Long-term portion .....................................................    $ 117,729,456      $  2,887,709
                                                                              =============      ============

                                PHYMATRIX CORP.

9. Lease Commitments

     The Company leases various office space and certain equipment pursuant to operating lease agreements.

     Future minimum lease commitments consisted of the following at January 31:



   1999 ...............    $11,622,898
   2000 ...............      9,937,510
   2001 ...............      7,548,137
   2002 ...............      6,178,978
   2003 ...............      4,754,105
   Thereafter .........     11,579,900
                           -----------
                           $51,621,528
                           ===========

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

                                PHYMATRIX CORP.

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

     A key officer of CSL entered into an employment agreement with CSL, dated January 1995, which entitled him to additional compensation of 5.5% of annual net profits and, in the event of an IPO or sale of CSL, 5% of the proceeds from any such transaction. In June 1996, the principal shareholders in CSL decided to formalize their arrangement with this officer as to his equity participation in the business. To effect this decision, the employee was granted a 15% equity interest in CML, which was merged into CSL effective January 1, 1997. Based on an independent appraisal, the Company valued the transaction at $627,640 and recorded the amount as a 1996 operating expense. On January 1, 1997, the officer entered into a new employment agreement with CSL, with no provisions as to the sharing of profits, or proceeds, in the event of an IPO or sale of CSL.

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

                                PHYMATRIX CORP.

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

     For the year ended December 31, 1995, Continuum Care of Massachusetts, Inc., whose principal shareholder is Mr. Gosman, provided management services to the Company. Fees for these services in the amount of $3,729,680 have been included in the financial statements and consist of the following:


                                             December 31,
                                                 1995
                                            -------------
   Salaries, wages and benefits .........    $2,267,891
   Professional fees ....................       273,941
   Rent .................................       459,732
   Other ................................       728,116
                                             ----------
                                             $3,729,680
                                             ==========

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

     The Company became subject to federal and state income taxes effective the date of the Company's initial public offering. Significant components of the Company's provision for income taxes for the years ended January 31, 1998 and 1997:


                                    1998            1997
                               -------------   -------------
   Federal:
   Current .................    $9,031,822      $4,305,329
   Deferred ................      (812,873)      1,084,693
                                ----------      ----------
     Total federal .........     8,218,949       5,390,022
                                ----------      ----------
   State:
   Current .................     1,827,610       1,176,555
   Deferred ................      (201,956)        269,489
                                ----------      ----------
     Total state ...........     1,625,564       1,446,044
                                ----------      ----------
   Totals: .................    $9,844,603      $6,836,066
                                ==========      ==========

     Significant components of the Company's deferred tax assets and liabilities as of January 31, 1998 and 1997 are as follows:


                                                       1998              1997
                                                 ---------------   ---------------
   Deferred tax asset
   Allowance for doubtful accounts, reserves and
    other accrued expenses ...................    $   2,063,801     $   1,493,180
   Net operating loss carryforward ...........       12,005,371        13,226,228
                                                  -------------     -------------
     Total deferred tax assets ...............       14,069,172        14,719,408
                                                  -------------     -------------
   Deferred tax liability
   Property and depreciation .................       (1,897,305)         (856,173)
   Amortization ..............................       (1,198,761)         (647,902)
   Other .....................................         (356,383)         (318,165)
                                                  -------------     -------------
     Total deferred tax liability ............       (3,452,449)       (1,822,240)
                                                  -------------     -------------
   Deferred tax asset (liability) ............       10,616,723        12,897,168
                                                  -------------     -------------
   Valuation allowance .......................      (10,956,077)      (14,251,349)
                                                  -------------     -------------
   Net deferred tax liability ................    $    (339,354)    $  (1,354,181)
                                                  =============     =============

     The reduction in the valuation allowance during the year ended January 31, 1998 is primarily the result of utilization of post acquisition net operating losses by the Company. The Company reasonably believes that, because of limitations imposed by the Internal Revenue Code, net operating losses prior to the Company's purchase of OTI of $29,864,108 and other deferred tax assets, which arise out of OTI, may not be fully recognized in future years. Accordingly, the Company has established a partial valuation allowance for these deferred tax assets.


     The net operating losses of $29,864,108 will begin to expire in 2005.

                                PHYMATRIX CORP.

     The reconciliation of income tax computed at statutory rates to income tax expense is as follows:


                                                             1998         1997
                                                          ----------   ---------
   Statutory rate .....................................        35%         35%
   Non-deductible merger expenses .....................        18%         --
   Permanent differences ..............................         1%          1%
   State income tax (net of federal benefit) ..........         6%          5%
   Valuation allowance ................................       (11%)        (7%)
   Other ..............................................        --           2%
                                                              ---          --
                                                               49%         36%
                                                              ===          ==

15. Supplemental Cash Flow Information

     During the years ended January 31, 1998, January 31, 1997 and December 31, 1995, the Company acquired the assets and assumed certain liabilities of various entities. The transactions had the following non-cash impact on the balance sheets:


                                                   January 31,       January 31,       December 31,
                                                      1998               1997              1995
                                                ----------------   ---------------   ---------------
   Current assets ...........................    $   7,442,073      $   4,692,389     $  12,463,007
   Property, plant and equipment ............        5,075,720          4,693,603        40,817,404
   Intangibles ..............................       74,657,344         56,964,439        43,155,934
   Other noncurrent assets ..................        1,408,429             25,541         2,197,691
   Current liabilities ......................         (760,794)        (9,667,604)       (8,174,988)
   Debt .....................................      (14,380,150)        (7,360,320)      (43,179,672)
   Noncurrent liabilities ...................        9,739,400        (11,603,513)       (2,913,635)
   Equity ...................................      (48,737,918)       (10,010,325)               --
                                                 -------------      -------------     -------------
     Net cash used for acquisitions .........    $  34,444,104      $  27,734,210     $  44,365,741
                                                 =============      =============     =============

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

                                PHYMATRIX CORP.

16. Stock Option Plan

     The Company has adopted a stock option plan and authorized the issuance of 4,100,000 shares of the Company's Common Stock to key employees and directors of the Company. Under this plan, the exercise provision and price of the options will be established on an individual basis generally with the exercise price of the options being not less than the market price of the underlying stock at the date of grant. The options generally will become exercisable beginning in the first year after grant in 20%--33% increments per year and expire ten years after the date of grant. Information related to the stock option plan is summarized as follows:


                                                  Year Ended                   Year Ended                Year Ended
                                               January 31, 1998             January 31, 1997          December 31, 1995
                                          --------------------------   --------------------------   ---------------------
                                                           Weighted                     Weighted                 Weighted
                                                            Average                      Average                 Average
                                                           Exercise                     Exercise                 Exercise
                                              Shares         Price         Shares         Price       Shares      Price
                                          -------------   ----------   -------------   ----------   ---------   ---------
   Outstanding, beginning of
    period ............................     2,201,414      $  16.68      1,060,500      $  15.03     127,500    $  4.00
   Options granted:
    At fair market value ..............     2,020,250         14.66      1,107,500         19.16     445,000      13.65
    Above fair market value
     (CSL options--see below)                      --            --        108,914          3.13          --         --
   Options exercised ..................      (145,304)         6.31        (52,166)         6.97          --         --
   Options canceled ...................      (167,002)        14.23        (23,334)        18.14          --         --
                                            ---------      --------      ---------      --------     -------    -------
   Outstanding, end of period .........     3,909,358      $  16.12      2,201,414      $  16.68     572,500    $ 10.93
                                            =========      ========      =========      ========     =======    =======
   Weighted average fair value
    of options ........................                    $   7.55                     $  10.08                $  6.67
                                                           ========                     ========                =======

     At January 31, 1998, January 31, 1997 and December 31, 1995, options for 1,288,042, 797,632 and 47,500, respectively were exercisable.

     Significant option groups outstanding at January 31, 1998 and related weighted average price and life are as follows:


                                    Options Outstanding                  Options Exercisable
                        -------------------------------------------   -------------------------
                            Shares                                        Shares
                         Outstanding                      Weighted     Exercisable     Weighted
                              at           Remaining       Average          at         Average
       Range of          January 31,     Constructual     Exercise     January 31,     Exercise
    Exercise Price           1998            Life           Price          1998         Price
---------------------   -------------   --------------   ----------   -------------   ---------
  $     3.00-$ 5.00          76,108     7.6 years        $  3.36          39,803      $  3.57
  $    12.50-$18.75       3,118,250     8.7              $ 15.39         893,246      $ 16.13
  $    19.00-$24.75         715,000     7.2              $ 20.67         354,993      $ 20.35

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

                                PHYMATRIX CORP.

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



                                              Year Ended                           Year Ended
                                             January 31,        Year Ended        December 31,
                                                 1998        January 31, 1997         1995
  (In thousands, except per share data)     -------------   ------------------   -------------
   Net income (loss)
    As reported .........................     $ 10,299           $ 15,290          $ (8,094)
    Pro forma ...........................        6,148             12,992            (8,192)
   Basic earnings per share
    As reported .........................     $   0.35           $   0.56                --
    Pro forma ...........................     $   0.21           $   0.47                --
   Diluted earnings per share
    As reported .........................     $   0.35           $   0.55                --
    Pro forma ...........................     $   0.21           $   0.47                --

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


17. Net Income Per Share

     The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:


                                                                                 Per-share
                                                          Income      Shares      Amount
  (In thousands, except per share data)                 ----------   --------   ----------
   Year Ended January 31, 1998
   Basic earnings per share
    Income available to common stockholders .........    $10,299      29,690      $ 0.35
   Effect of dilutive securities
    Stock options ...................................         --         145
    Convertible debt ................................        191         394
                                                         -------      ------      ------
   Diluted earnings per share .......................    $10,490      30,229      $ 0.35
                                                         =======      ======      ======


                                                                                 Per-share
                                                          Income      Shares      Amount
  Year Ended January 31, 1997                           ----------   --------   ----------
   Basic earnings per share
    Income available to common stockholders .........    $15,291      27,295      $ 0.56
   Effect of dilutive securities
    Stock options ...................................         --         387
                                                         -------      ------      ------
   Diluted earnings per share .......................    $15,291      27,682      $ 0.55
                                                         =======      ======      ======

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

                                PHYMATRIX CORP.

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


19. Segment Information (Unaudited)

     The Company derives revenues from healthcare services and real estate services. The Company commenced operations of the real estate services segment with the purchase of DASCO upon the completion of the offering in January 1996. The activities related to the healthcare services and real estate services segment are as follows (dollars in thousands):


                                                         Healthcare     Real Estate
             Year Ended January 31, 1998                  Services       Services        Total
-----------------------------------------------------   ------------   ------------   -----------
   Net revenues .....................................     $315,449        $31,099      $346,548
   Operating income .................................        4,676         25,100        29,776
   Operating income prior to merger and noncontinuing
    costs ...........................................       15,733         25,100        40,833
   Identifiable assets ..............................      345,476         32,683       378,159
   Depreciation and amortization ....................       10,506            293        10,799
   Capital expenditures .............................        9,753            495        10,248

               Year Ended January 31, 1997
------------------------------------------------------
   Net revenues .....................................      188,952         19,049       208,001
   Operating income .................................       17,420         11,268        28,688
   Operating income prior to merger .................
   and noncontinuing costs ..........................       19,349         11,268        30,617
   Identifiable assets ..............................      294,309         19,001       313,310
   Depreciation and amortization ....................        7,094            288         7,382
   Capital expenditures .............................        3,246          2,440         5,686

20. Quarterly Results of Operations (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the periods shown:


                                                       (Dollars in thousands, except per share data)
                                                                Year Ended January 31, 1998
                                                  --------------------------------------------------------
                                                      First         Second         Third         Fourth
                                                     Quarter        Quarter       Quarter        Quarter
                                                  ------------   ------------   -----------   ------------
   Net revenues ...............................     $ 75,868       $ 82,908      $ 91,568       $ 96,204
   Income (loss) before income taxes ..........        6,485          6,887        (1,830)         8,580
   Net income (loss) ..........................        4,240          4,586        (4,369)         5,842
   Net income (loss) per share--basic .........     $   0.15       $   0.16      $  (0.15)      $   0.19
   Net income per share--diluted ..............     $   0.15       $   0.16      $  (0.14)      $   0.19

                                PHYMATRIX CORP.

                                                            Year Ended January 31, 1997
                                             ---------------------------------------------------------
                                                 First         Second          Third         Fourth
                                                Quarter        Quarter        Quarter        Quarter
                                             ------------   ------------   ------------   ------------
   Net revenues ..........................     $ 40,459       $ 44,204       $ 55,439       $ 67,899
   Income before income taxes ............        4,164          4,583          5,712          7,667
   Net income ............................        2,760          2,956          3,826          5,749
   Net income per share--basic ...........     $   0.10       $   0.11       $   0.14       $   0.20
   Net income per share--diluted .........     $   0.10       $   0.11       $   0.14       $   0.20

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