Form 10-Q
period 1998-04-30
PHYMATRIX CORP
filed 1998-06-12
CIK 1002022

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended April 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 5, 1998, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 33,339,788.

================================================================================

                                 PHYMATRIX CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Consolidated Balance Sheets - April 30, 1998 (unaudited) and        3
             January 31, 1998

           Consolidated Statements of Operations (unaudited) - Three Months    4
             Ended April 30, 1998 and 1997

           Consolidated Statements of Cash Flows (unaudited) - Three Months    5
             Ended April 30, 1998 and 1997

           Notes to Consolidated Financial Statements (unaudited) -         6-11
             Three Months Ended April 30, 1998 and 1997

Item 2.    Management's Discussion and Analysis of Financial Condition     12-20
            and Results of Operations


PART II -  OTHER INFORMATION

Item 2.    Changes in Securities                                              21

Item 6.    Exhibits and Reports on Form 8-K                                   21

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                                 PHYMATRIX CORP.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                            April 30,          January 31,
                                                              1998                1998
                                                         ---------------      -------------
                                                            (unaudited)
 ASSETS
 Current assets
    Cash and cash equivalents                              $  41,835          $  49,536
    Receivables:
        Accounts receivable, net                              63,200             57,252
        Other receivables                                     16,281             14,240
        Notes receivable                                       1,758              1,851
    Prepaid expenses and other current assets                  7,084              6,167
                                                           ---------          ---------
            Total current assets                             130,158            129,046

 Property, plant and equipment, net                           45,489             44,295
 Notes receivable                                              7,731              7,831
 Goodwill, net                                               106,038             93,880
 Management service agreements, net                           98,691             89,470
 Investment in affiliates                                      5,043              4,944
 Other assets (including advances to shareholder)             12,981              8,694
                                                           ----------         ---------
            Total assets                                   $ 406,131          $ 378,160
                                                           ==========         =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
    Current portion of debt and capital leases             $   9,251          $  13,742
    Accounts payable                                          14,309             13,101
    Accrued compensation                                       1,490              2,282
    Accrued liabilities                                       14,714             13,531
                                                           ---------          ---------
             Total current liabilities                        39,764             42,656

 Long-term debt and capital leases, less current portion      20,332             20,617
 Convertible subordinated debentures                         100,000            100,000
 Other long term liabilities                                   3,066              1,651
 Minority interest                                             1,179              1,201
                                                           ---------          ---------
             Total liabilities                               164,341            166,125

 Commitments and contingencies
 Shareholders' equity:
    Common Stock, par value $.01; 40,000,000 shares
      authorized; 33,107,234 and 31,248,474 shares issued
      and outstanding at April 30, 1998 and
      January 31, 1998, respectively                             331                312
    Treasury Stock                                               (75)               (75)
    Additional paid in capital                               222,237            198,893
    Retained earnings                                         19,297             12,905
                                                           ---------          ---------
             Total shareholders' equity                      241,790            212,035
                                                           ---------          ---------
             Total liabilities and shareholders' equity    $ 406,131          $ 378,160
                                                           =========          =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                 PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                   Three Months Ended
                                                                      April 30,
                                                                -----------------------
                                                                   1998        1997
                                                                -----------  ----------

 Net revenues from services                                      $ 51,857      $34,671
 Net revenue from real estate services                              7,008        5,533
 Net revenue from management service agreements                    42,482       35,663
                                                                 ---------     -------
       Total revenue                                              101,347       75,867
                                                                 ---------     -------

 Operating costs and administrative expenses:
         Cost of affiliated physician management services          17,154       16,977
         Salaries, wages and benefits                              23,876       18,597
         Professional fees                                          3,560        2,118
         Supplies                                                  14,152        8,991
         Utilities                                                  1,284        1,033
         Depreciation and amortization                              3,574        2,319
         Rent                                                       4,794        3,366
         Provision for bad debts                                      956        1,300
         Merger and other noncontinuing expenses                       --          307
         Other - primarily capitation expense                      20,764       13,810
                                                                 ---------     -------
       Total operating costs and administrative expenses           90,114       68,818
                                                                 ---------     -------

 Interest expense, net                                              1,839          784
 Income from investment in affiliates                                (207)        (218)
                                                                 --------      -------
                                                                    1,632          566
                                                                 ---------     -------
 Income before provision for income taxes                           9,601        6,483
 Income tax expense                                                 3,148        2,245
                                                                 ---------     -------

 Net income (Note 4)                                             $  6,453      $ 4,238
                                                                 ========      =======

 Net income per share - basic                                    $   0.20         0.15
 Net income per share - diluted                                  $   0.20      $  0.15

 Pro forma information (Note 4):
    Adjustment to income tax expense                                               126
    Net income                                                                   4,112
    Net income per weighted average share - basic                              $  0.14
    Net income per weighted average share - diluted                            $  0.14

 Weighted average shares outstanding - basic                       32,647       28,831
                                                                 ========      =======
 Weighted average shares outstanding - diluted                     33,168       29,002
                                                                 ========      =======

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                 PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended
                                                                                April 30,
                                                                        -----------------------
                                                                          1998             1997
                                                                        ------------  ---------

 Cash flows from operating activities:
    Net income                                                          $   6,453      $  4,238
    Noncash items included in net income:
       Depreciation and amortization                                        3,574         2,319
       Other (including gain on sale of assets)                              (779)         (731)
    Changes in receivables                                                 (5,163)       (6,011)
    Changes in accounts payable and accrued liabilities                    (1,191)        3,603
    Changes in other assets                                                (2,753)       (1,969)
                                                                        ---------      --------
          Net cash provided by operating activities                           141         1,449
                                                                        ---------      --------

 Cash flows from investing activities:
    Capital expenditures                                                   (1,791)         (335)
    Sale of assets                                                          3,157         1,490
    Notes receivable, net                                                     193        (5,467)
    Other assets                                                               56            --
    Acquisitions, net of cash acquired                                     (3,866)       (3,751)
                                                                        ---------      --------
          Net cash used by investing activities                            (2,251)       (8,063)
                                                                        ---------      --------

 Cash flows from financing activities:
    Proceeds from issuance of common stock                                    118            38
    Borrowings under line of credit                                            --         1,000
    Advances to shareholder                                                (4,311)           --
    Release of cash collateral                                                 --           480
    Offering costs and other                                                  (72)         (152)
    Payment of dividends                                                       --          (737)
    Repayment of debt                                                      (1,326)         (930)
                                                                        ---------      --------
          Net cash used by financing activities                            (5,591)         (301)
                                                                        ---------      --------

 Decrease in cash and cash equivalents                                  $  (7,701)     $ (6,915)
                                                                        =========      ========
 Cash and cash equivalents, beginning of period                         $  49,536      $ 81,650
                                                                        =========      --------
 Cash and cash equivalents, end of period                               $  41,835      $ 74,735
                                                                        =========      ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1998 and 1997 (Unaudited)

1. Organization and Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of PhyMatrix Corp. ("the Company"). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. During October 1997, a subsidiary of the Company merged with Clinical Studies Ltd. ("CSL"). This business combination was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL and Clinical Marketing Ltd. ("CML") which was merged into CSL on January 1, 1997. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. Operating results for the three months ended April 30, 1998 are not necessarily indicative of results that may be expected for the year.


2. Acquisitions and CSL Merger

Acquisitions

     During February 1998, the Company purchased New England Research Center. Located in Massachusetts, New England Research Center is a clinical research site with over 50 ongoing studies, primarily in allergy and asthma. In conjunction with the acquisition, the Company entered into a 40-year agreement with the physicians and employees to manage the clinical trials at New England Research Center. The purchase price was approximately $5,700,000. Of such purchase price, approximately $1,450,000 was paid in cash and 333,006 shares of Common Stock were issued having a value of $4,250,000. The purchase price was allocated primarily to management service agreements and is currently being amortized over 25 years.

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

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1998 and 1997 (Unaudited)

     During February 1998, the Company purchased a diagnostic imaging center located in Delray Beach, Florida. The base purchase price was approximately $6,570,000. The base purchase price was paid in 495,237 shares of Common Stock of the Company. There is also a contingent payment up to a maximum of $2,000,000 based on the center's earnings before taxes during 1998, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including goodwill of $6,570,000. The resulting intangible is currently being amortized over 25 years.

     During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5,100,000 of Common Stock. There is also a contingent payment up to a maximum of $1,900,000 based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including management service agreements of $4,670,000. The resulting intangible is currently being amortized over 25 years.

     During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company will manage for the MSO the medical risk contracting for the more than 2,600 physicians in IPAs in New York. The base purchase price of $2,500,000 was paid in cash and Common Stock. There are also contingent payments up to a maximum of $5,000,000 payable in cash and Common Stock, with $4,000,000 of such amount based upon earnings during the three years after the closing date and the remaining $1,000,000 based upon the achievement of certain conditions during any twelve month period during the three years after the closing date. The base purchase price was allocated primarily to goodwill and is being amortized over 25 years.

     During April 1998, the Company acquired the business and certain assets of a clinical research company in Massachusetts. The base purchase price was $2,640,000 plus the assumption of liabilities of approximately $425,000. Of such purchase price, $1,500,000 was paid in 144,405 shares of Common Stock of the Company, $70,000 is payable in shares of Common Stock on the first anniversary of the closing date and $1,070,000 is payable in shares of Common Stock of the Company on the second anniversary of the closing date. In addition, there is a contingent payment up to a maximum of $2,350,000 payable in Common Stock based on earnings before taxes during the next four years. The purchase price was allocated to the assets at fair market value including goodwill of $2,655,000. The resulting intangible is being amortized over 20 years.

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL. As a result of the merger, certain costs that were incurred by CSL are noncontinuing. During the three months ended April 30, 1997, the noncontinuing costs represented management fees paid to the principal shareholders of CSL.

     The following table reflects in the As Reported column, the restated consolidated net revenues, merger and other noncontinuing costs, net income, net income per share and weighted average number of shares outstanding for the indicated periods. The Pro Forma column adjusts the historical net income for CSL to reflect the results of operations as if CSL had been a C corporation rather than an S corporation for income tax purposes. The Adjusted Pro Forma column adjusts the Pro Forma column by eliminating merger costs and certain noncontinuing charges incurred by CSL.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1998 and 1997 (Unaudited)

                                                                                                  (B)
                                                                              (A)              Adjusted
                                                            As Reported    Pro Forma           Pro Forma
                                                            -----------    ---------           ---------
                                                               (In thousands, except per share data)

FOR THE THREE MONTHS ENDED APRIL 30, 1997
Net revenue                                                 $  75,867      $  75,867           $  75,867
Merger and other noncontinuing costs                              307            307                  --
Net income                                                      4,238          4,112               4,296
Net income per share - basic                                $    0.15      $    0.14           $    0.15
Net income per share - diluted                              $    0.15      $    0.14           $    0.15
Weighted average number of shares outstanding - basic          28,831         28,831              28,831
Weighted average number of shares outstanding - diluted        29,002         29,002              29,002

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


3. Supplemental Cash Flow Information

     During the three months ended April 30, 1998 and 1997, the Company acquired the assets and/or stock, entered into management and employment agreements, and/or assumed certain liabilities of various physician practices, ancillary service companies, networks and organizations. During the three months ended April 30, 1998, the Company also issued shares of stock which had been committed to be issued in conjunction with acquisitions completed during the year ended January 31, 1998. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:


                                                  April 30
                                          --------------------------
                                             1998         1997
                                             ----         ----

Current assets                            $  1,148       $  1,375
Property, plant and equipment                1,977            252
Intangibles                                 23,394          4,510
Other noncurrent assets                        597            354
Current liabilities                           (811)          (974)
Noncurrent liabilities                      (2,640)            --
Debt                                         3,451             --
Equity                                     (23,250)        (1,766)


     During the three months ended April 30, 1998 and 1997, the Company sold radiation therapy centers for $3.1 million and $1.5 million, respectively. These sales resulted in gains of $0.9 million and $0.7 million, respectively.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1998 and 1997 (Unaudited)

4. Pro Forma Information

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


5. Net Income per Share

     The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                                                                Per Share
(In thousands, except per share data)               Income         Shares         Amount
                                                     ------         ------      ---------
Three Months Ended April 30, 1998
---------------------------------

Basic earnings per share
   Income available to common stockholders          $  6,453       $  32,647      $  0.20

Effect of dilutive securities
   Stock options                                          --              46
   Convertible debt                                       49             475
                                                    --------       ---------      -------

Diluted earnings per share                          $  6,502       $  33,168      $  0.20
                                                    ========       =========      =======

Three Months Ended April 30, 1997
---------------------------------

Basic earnings per share
   Income available to common stockholders          $  4,238       $  28,831      $  0.15

Effect of dilutive securities
   Stock options                                          --             171
                                                    --------       ---------      -------
Diluted earnings per share                          $  4,238       $  29,002      $  0.15
                                                    ========       =========      =======


     For the three months ended April 30, 1998 and 1997, no additional securities or related adjustments to income were made for the common stock equivalents related to the Debentures since the effect would be antidilutive.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1998 and 1997 (Unaudited)

6. Ratio of Earnings to Fixed Charges

     For the three months ended April 30, 1998, the ratio of earnings to fixed charges was 3.26. For purposes of computing the ratio of earnings to fixed charges, earnings represent income from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense.


7. Accounting Developments and Pronouncements

     Effective February 1, 1998, management changed its policies regarding amortization of its management service agreement intangible assets. The Company adopted a maximum of 25 years as the useful life for amortization of its management service agreement intangible assets. These costs have historically been charged to expense through amortization using the straight line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represents a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. The Company expects this estimate change to increase amortization expense relating to existing intangible assets at January 31, 1998, by approximately $185,000 per quarter.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. Physician practice management companies ("PPMs") will be required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF 97-2 is effective for the Company's financial statements for the year ended January 31, 1999 and for any transactions occurring after November 20, 1997. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or its earnings. However, adoption of this statement could reduce reported revenues for the three months ended April 30, 1998, by a maximum of 17% from $101.3 million to $84.3 million. The Company has implemented EITF 97-2 for all transactions occurring after November 20, 1997.

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


8. Legal Proceedings

     On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended April 30, 1998 and 1997 (Unaudited)

prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company is currently in the process of appealing the ruling to a Florida District Court of Appeals and the Board has stayed the enforceability of its ruling pending the appeal. In the event the Board of Medicine's ruling is eventually upheld, the Company may be forced to renegotiate those provisions of the contracts which are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms.


9. Subsequent Events

     During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize shareholder value, including possible mergers, asset sales, management buy back, other business combinations or strategic transactions. The Company has not determined a timetable to complete its evaluation. The Company intends to hire an investment banker in the near future to assist in this process. There can also be no assurance that the Board will conclude that any alternative is acceptable, nor can there be any assurance that any transaction will be completed.

     During June 1998, the Company decided to terminate several physician management and employment agreements and as a result expects to record a nonrecurring pretax charge of approximately $6 million during the second quarter ended July 31, 1998. The majority of this charge will be a noncash charge. The Company also is currently evaluating its remaining employed and nonguaranteed managed physician agreements which have not performed to its expectations. The Company may elect to terminate or restructure some or all of these agreements, although there can be no assurance that the Company will conclude that any alternative is acceptable or that the Company will be successful in implementing any alternative that it elects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is a physician-driven, integrated medical management company that provides management services to the medical community. The Company also provides real estate development and consulting services to related and unrelated third parties for the development of medical malls, medical office buildings, and health parks. The Company's primary strategy is to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliates with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company has ownership interests. The Company also provides ancillary services including radiation therapy, diagnostic imaging, infusion therapy, home healthcare, lithotripsy services, ambulatory surgery and clinical research studies. Since its first acquisition in September 1994, the Company has acquired the practices of and entered into long-term agreements to affiliate with over 374 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of over approximately 8,000 multispecialty physicians; purchased a company that provides contract management services to approximately 4,000 physicians in specialty care networks; purchased Clinical Studies Ltd. ("CSL"), a site management organization conducting clinical research for pharmaceutical companies and clinical research organizations at 33 centers located in 15 states; and acquired several ancillary services companies and a company that provides real estate services.

     In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Acquisitions and CSL Merger

Three Months Ended April 30, 1998 Acquisitions

     During February 1998, the Company purchased New England Research Center. Located in Massachusetts, New England Research Center is a clinical research site with over 50 ongoing studies, primarily in allergy and asthma. In conjunction with the acquisition, the Company entered into a 40-year agreement with the physicians and employees to manage the clinical trials at New England Research Center. The purchase price was approximately $5,700,000. Of such purchase price, approximately $1,450,000 was paid in cash and 333,006 shares of Common Stock were issued having a value of $4,250,000. The purchase price was allocated primarily to management service agreements and is currently being amortized over 25 years.

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

     During February 1998, the Company purchased a diagnostic imaging center located in Delray Beach, Florida. The base purchase price was approximately $6,570,000. The base purchase price was paid in 495,237 shares of Common Stock of the Company. There is also a contingent payment up to a maximum of $2,000,000 based on the center's earnings before taxes during 1998, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including goodwill of $6,570,000. The resulting intangible is currently being amortized over 25 years.

     During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5,100,000 of Common Stock. There is also a contingent payment up to a maximum of $1,900,000 based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including management service agreements of $4,670,000. The resulting intangible is currently being amortized over 25 years.

     During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company will manage for the MSO the medical risk contracting for the more than 2,600 physicians in IPAs in New York. The base purchase price of $2,500,000 was paid in cash and Common Stock. There are also contingent payments up to a maximum of $5,000,000 payable in cash and Common Stock, with $4,000,000 of such amount based upon earnings during the three years after the closing date and the remaining $1,000,000 based upon the achievement of certain conditions during any twelve month period during the three years after the closing date. The base purchase price was allocated primarily to goodwill and is being amortized over 25 years.

     During April 1998, the Company acquired the business and certain assets of a clinical research company in Massachusetts. The base purchase price was $2,640,000 plus the assumption of liabilities of approximately $425,000. Of such purchase price, $1,500,000 was paid in 144,405 shares of Common Stock of the Company, $70,000 is payable in shares of Common Stock on the first anniversary of the closing date and $1,070,000 is payable in shares of Common Stock of the Company on the second anniversary of the closing date. In addition, there is a contingent payment up to a maximum of $2,350,000 payable in Common Stock based on earnings before taxes during the next four years. The purchase price was allocated to the assets at fair market value including goodwill of $2,655,000. The resulting intangible is being amortized over 20 years.

Year Ended January 31, 1998 Acquisitions (all information related to the number of physicians is as of the acquisition date)

Physician Practices

     During February 1997, the Company purchased the stock of a six physician practice pursuant to a merger and entered into a 40-year management agreement with the practice in exchange for 159,312 shares of Common Stock of the Company having a value of approximately $2,440,000. The transaction has been accounted for using the pooling-of-interests method of accounting.

     During February 1997, the Company purchased the assets of and entered into a 40-year management agreement with five physicians in Utah. The purchase price was $2,498,148. Of such purchase price, $1,378,148 was paid in cash and 75,293 shares of Common Stock of the Company were issued having a value of $1,120,000. The purchase price was allocated to the assets at their fair market value, including management service agreements of $1,364,482. The resulting intangible is currently being amortized over 25 years.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The consideration paid in this transaction was $2,550,000. The amount paid has been allocated to management service agreements and is currently being amortized over 25 years.

     During July 1997, the Company entered into a 40-year management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater

Metropolitan New York area. Pursuant to this management services agreement, the Company is reimbursed for all operating expenses incurred by the Company for the provision of services to the practices plus its applicable management fee. The Company has committed up to $40 million in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13,660,000 in cash, which was allocated to management service agreements and is currently being amortized over 25 years.

Ancillary Service Companies and CSL Merger

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

     During August 1997, the Company purchased certain assets and assumed certain liabilities of, and entered into an administrative services agreement with BAB Nuclear Radiology, P.C., to provide administrative services to five diagnostic imaging centers on Long Island, New York. The consideration paid in this transaction was approximately $10,450,000 in cash, $15,000,000 in convertible notes and the assumption of $1,621,000 in debt. The convertible notes bear interest at 5% and are payable in three equal installments in November 1997 and February and May 1998. At the option of the Company, the notes are payable in either cash or shares of Common Stock of the Company. The first two installments were paid in shares of Common Stock of the Company and the final installment was paid in cash during May 1998. The amount paid was allocated to the assets at their fair market value, including management service agreements of $23,023,256 and is currently being amortized over 25 years.

     During November 1997, the Company purchased certain assets of, and entered into an administrative services agreement with Highway Imaging Associates, LLP, to provide administrative services to a diagnostic imaging center in Brooklyn, New York. The consideration paid in this transaction was approximately $1,700,000. Of such amount, approximately $200,000 was paid in cash and $1,500,000 was paid by the issuance of 108,108 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $1,598,421, and is currently being amortized over 25 years.

     During December 1997, the Company purchased certain assets, assumed certain liabilities of, and entered into an administrative services agreement with Ray-X Management Services, Inc., to provide administrative services to a diagnostic imaging center in Queens, New York. The consideration paid in this transaction was approximately $9,500,000. Of such amount, approximately $175,000 was paid in cash, $775,000 was assumed debt and $8,550,000 was paid by the issuance of 616,215 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $8,133,680, and is currently being amortized over 25 years.

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL. As a result of the merger certain costs incurred by CSL will be noncontinuing. During the three months ended April 30, 1997, the noncontinuing costs represented management fees paid to the principal shareholders of CSL.

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


                                                                                                  (B)
                                                                              (A)              Adjusted
                                                            As Reported    Pro Forma           Pro Forma
                                                            -----------    ---------           ---------
                                                               (In thousands, except per share data)

FOR THE THREE MONTHS ENDED APRIL 30, 1997
Net revenue                                                 $  75,867      $  75,867           $  75,867
Merger and other noncontinuing costs                              307            307                  --
Net income                                                      4,238          4,112               4,296
Net income per share - basic                                $    0.15      $    0.14           $    0.15
Net income per share - diluted                              $    0.15      $    0.14           $    0.15
Weighted average number of shares outstanding - basic          28,831         28,831              28,831
Weighted average number of shares outstanding - diluted        29,002         29,002              29,002

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

Contract Management Acquisitions

     During April 1997, the Company acquired a pulmonary physician network company for a base purchase price of $3,049,811. Of such purchase price, $756,964 was paid in cash and 180,717 shares of Common Stock of the Company were issued during May 1997 having a value of $2,292,847. There is also a contingent payment up to a maximum of $2,000,000 based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. During May 1998, the Company issued 88,149 shares of Common Stock of the Company having a value of $1,055,592 representing a portion of the aforementioned contingent payment. The purchase price was allocated to goodwill and is being amortized over 30 years.

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

     Net revenue from management service agreements include the revenues generated by the physician practices. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. Physician practice management companies ("PPMs") will be required to consolidate financial information of a physician where the

PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF 97-2 is effective for the Company's financial statements for the year ended January 31, 1999 and for any transactions occurring after November 20, 1997. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or its earnings. However, adoption of this statement could reduce reported revenues for the three months ended April 30, 1998, by a maximum of 17% from $101.3 million to $84.3 million. The Company has implemented EITF 97-2 for all transactions occurring after November 20, 1997. Net revenues under management services agreements for the three months ended April 30, 1998, were $42.5 million.

Results of Operations

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

     The following discussion reviews the results of operations for the three months ended April 30, 1998 (the "1999 Quarter") compared to the three months ended April 30, 1997 (the "1998 Quarter").

Revenues

     The Company derives revenues from health care services and real estate services. Within the health care segment, the Company distinguishes between revenues from cancer services, noncancer physician services and other ancillary services. Cancer services include physician practice management services to oncology practices and certain ancillary services, including radiation therapy, diagnostic imaging and infusion therapy. Noncancer physician services include physician practice management services to all practices managed by the Company other than oncology practices; management services to MSOs and hospitals and administrative services to health plans which include reviewing, processing, and paying claims and subcontracting with specialty care physicians to provide covered services. Other ancillary services include home health care services, lithotripsy, various health care management services, diagnostic imaging, ambulatory surgery, and clinical research studies.

     Net revenues were $101.3 million for the 1999 Quarter. Of this amount, $29.2 million or 28.8% of such revenues was attributable to cancer services; $42.2 million or 41.7% was related to noncancer physician services; $22.9 million or 22.6% of such revenues was attributable to other ancillary services; and $7.0 million or 6.9% related to real estate services.

     Net revenues were $75.9 million for the 1998 Quarter. Such revenues consisted of $25.5 million or 33.6% related to cancer services; $32.0 million or 42.2% related to noncancer physician services; $12.9 million or 16.9% related to other ancillary services; and $5.5 million or 7.3% related to real estate services.

Expenses

     The Company's cost of affiliated physician management services was $17.2 million or 40.4% of net revenue from management services agreements during the 1999 Quarter. The cost of affiliated physician management services was $17.0 million or 47.6% of net revenue from management services agreements during the 1998 Quarter. Net revenue for the physician practices managed by the Company was $42.5 million during the 1999 Quarter and $35.7 million during the 1998 Quarter. The cost of affiliated physician management services as a percentage of net revenue from management services varies based upon the type of physician practices.

     The Company's salaries, wages, and benefits increased by $5.3 million from $18.6 million or 24.5% of net revenues during the 1998 Quarter to $23.9 million or 23.6% of net revenues during the 1999 Quarter. The change as a percentage of net revenues is primarily attributable to the fact that (i) salaries, wages, and benefits vary depending on whether the physician practice is owned or managed and (ii) salaries, wages, and benefits vary as the Company expands its other ancillary services.

     The Company's supplies expense increased by $5.2 million from $9.0 million or 11.9% of net revenues during the 1998 Quarter to $14.2 million or 14.0% of net revenues during the 1999 Quarter. The increase in supplies expense as a percentage of revenue is due to acquisitions of various ancillary service companies that are more supply intensive.

     The Company's depreciation and amortization expense increased by $1.3 million from $2.3 million or 3.1% of net revenues during the 1998 Quarter to $3.6 million or 3.5% of net revenues during the 1999 Quarter. The increase is primarily a result of the acquisitions completed after the 1998 Quarter and the allocation of the purchase prices as required by purchase accounting. Effective February 1, 1998, management changed its policies regarding amortization of its management service agreement intangible assets. The Company adopted a maximum of 25 years as the useful life for amortization of its management service agreement intangible assets. These costs have historically been charged to expense through amortization using the straight line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represents a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. The Company expects this estimate change to increase amortization expense relating to existing intangible assets at January 31, 1998, by approximately $185,000 per quarter.

     The Company's rent expense increased by $1.4 million from $3.4 million or 4.4% of net revenues during the 1998 Quarter to $4.8 million or 4.7% of net revenues during the 1999 Quarter. Rent expense as a percentage of net revenue varies depending upon the size of each of the affiliated practice's offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market.

     The Company's merger and other noncontinuing costs of $0.3 million during the 1998 Quarter represent certain noncontinuing management fee expenses incurred by CSL. During the 1999 Quarter, the Company sold a radiation therapy center resulting in a gain of $0.9 million. During the 1998 Quarter, the Company sold a radiation therapy center resulting in a gain of $0.7 million.

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

     The Company's income tax expense increased by $0.9 million from $2.2 million or 34.6% of pre-tax income during the 1998 Quarter to $3.1 million or 32.8% of pretax income during the 1999 Quarter. The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Real Estate Services

     The Company provides real estate services to related and unrelated third parties in connection with the establishment of various healthcare related facilities, including health parks, medical malls and medical office buildings. The Company believes that the development of such facilities, in certain markets, will aid in the integration of its affiliated physicians and ancillary services and will provide future opportunities to affiliate with physicians and acquire future physician practices or ancillary services.

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

     The amount of development fees and leasing and marketing fees are stated in the various agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During the 1999 Quarter, the Company's real estate services generated revenues of $7.0 million and operating income of $4.8 million, respectively.

Liquidity and Capital Resources

     Cash provided by operating activities was $0.1 million for the 1999 Quarter. Cash provided by operating activities was $1.4 million for the 1998 Quarter. At April 30, 1998, the Company's principal sources of liquidity consisted of working capital of $90.4 million which included $41.8 million in cash. The Company also had $39.8 million of current liabilities, including approximately $9.3 million of indebtedness, which includes $5.0 million of convertible debt, maturing before April 30, 1999.

     Cash used by investing activities was $2.3 million for the 1999 Quarter. This primarily represents the total funds required by the Company for acquisitions and capital expenditures of $5.7 million offset by the repayments of notes receivable of $0.2 million and proceeds from the sale of assets of $3.2 million during the 1999 Quarter. Cash used by investing activities was $8.1 million for the 1998 Quarter. This primarily represents funds required by the Company for acquisitions and capital expenditures of $4.1 million and advances under notes receivable of $5.5 million, offset by proceeds of $1.5 million from the sale of assets during the 1998 Quarter.

     Cash used by financing activities was $5.6 million for the 1999 Quarter and primarily represented the repayment of debt of $1.3 million and advances to shareholder of $4.3 million. Cash used by financing activities was $0.3 million for the 1998 Quarter, which was primarily comprised of the release of cash collateral of $0.5 million and borrowings under a line of credit of $1.0 million, offset by the payment of dividends and the repayment of other debt of $0.7 million and $0.9 million, respectively.

     In conjunction with various acquisitions that were completed through April 30, 1998, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $31.9 million over the next five years. The payments, if required, are payable in cash and/or Common Stock of the Company. In addition, in conjunction with the acquisition of a clinical research center and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next five years.

     During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company has committed to expend up to $40 million to be utilized for the expansion of the network.

     During August 1997, the Company purchased certain assets and assumed certain liabilities of, and entered into an administrative services agreement with BAB Nuclear Radiology, P.C., to operate five diagnostic imaging centers on Long Island, New York. The purchase price was approximately $10.5 million in cash, $15.0 million in convertible notes and the assumption of $1.6 million in debt. At April 30, 1998, $5.0 million of the convertible notes was outstanding and such amount was paid in cash during May 1998.

     In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of April 30, 1998, the Company had committed to issue $2.6 million of Common Stock of the Company using the methodology discussed above. This amount is included in other long-term liabilities on the balance sheet.

     In May 1998, the Company's Board of Directors instructed management to explore various strategic alternatives for the Company that could maximize shareholder value, including possible mergers, asset sales, management buy back, other business combinations or strategic transactions. The Company has not determined a timetable to complete its evaluation. The Company intends to hire an investment banker in the near future to assist in this process. There can be no assurance that the Board will conclude that any alternative is acceptable, nor can there be any assurance that any strategic transaction can be completed.

     The development and implementation of the Company's management information systems will require ongoing capital expenditures. The Company expects that the existing working capital of $90.4 million, which includes cash of $41.8 million, and the $84 million which is available under the revolving line of credit will be adequate to satisfy the Company's cash requirements for the next 12 months. Depending on the strategic alternatives, if any, selected and implemented by the Company, the Company's capital needs over the next several years may exceed capital generated from operations. To finance its capital needs, the Company may incur indebtedness and issue, from time to time, additional debt or equity securities, including Common Stock or convertible notes. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit for working capital and acquisition purposes. The credit agreement (i) prohibits the payment of dividends by the Company, (ii) limits the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) requires the Company to comply with certain financial covenants which include minimum net worth and interest coverage requirements and a maximum funded debt to cash flow limitation.


Factors to be Considered

     The part of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998 concerning certain factors that could cause the Company's actual results to differ materially from the results anticipated in such forward-looking statements. This discussion is hereby incorporated by reference into this Quarterly Report.

                           PART II--OTHER INFORMATION

Item 2. Changes in Securities -- Recent Sales of Unregistered Securities

     During February 1998, the Company issued 3,827 shares of Common Stock (valued at $50,000) to a consultant for services rendered.

     During April 1998, the Company agreed to issue shares of Common Stock to a clinical research company in connection with the acquisition of its assets by the Company. In connection with the acquisition, (i) the Company issued 144,405 shares of Common Stock in May 1998 (valued at $1,500,000) and agreed to issue $70,000 of Common Stock in April 1999 and $1,070,000 of Common Stock in April 2000 based upon the market price of the Common Stock at the time of issuance in those years and (ii) up to an additional $2,350,000 of Common Stock based upon certain contingencies over the next four years and the market price of the Common Stock at the time of issuance.

     The foregoing sales of the shares in connection with the transactions were not registered under the Securities Act of 1933, as amended, in reliance upon
Section 4(2) thereof.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on May 26, 1998 with the Securities and Exchange Commission reporting under Item 5 the Company's exploration of strategic alternatives to maximize shareholder value.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of June, 1998.




                                                PHYMATRIX CORP.

                                                By: /s/ Frederick R. Leathers
                                                    ----------------------------
                                                Financial Officer, Treasurer
                                                and Principal Accounting Officer