Form 10-Q
period 1998-07-31
PHYMATRIX CORP
filed 1998-09-14
CIK 1002022

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended July 31, 1998
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period from ____ to

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 11, 1998, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 33,343,560.
================================================================================

                                 PHYMATRIX CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I -             FINANCIAL INFORMATION

Item 1.              Financial Statements.

                     Consolidated Balance Sheets - July 31, 1998 (unaudited) and January 31, 1998        3

                     Consolidated Statements of Operations (unaudited) - Three and Six Months            4
                        Ended July 31, 1998 and 1997

                     Consolidated Statements of Cash Flows (unaudited) - Six Months Ended July           5
                          31, 1998 and 1997

                     Notes to Consolidated Financial Statements (unaudited) -
                          Three and Six Months Ended July 31, 1998 and 1997                             6-12

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of        13-23
                        Operations


PART II -            OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K                                                   24

PART I - FINANCIAL INFORMATION
----------------------------------------------------------------
Item 1.  Financial Statements

                                 PHYMATRIX CORP.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              July 31,    January 31,
                                                                                1998         1998
                                                                              --------     --------
                                                                            (unaudited)
ASSETS
Current assets
        Cash and cash equivalents                                             $ 34,938     $ 49,536
        Receivables:
                Accounts receivable, net                                        62,777       57,252
                Other receivables                                               16,832       14,240
                Notes receivable                                                 2,235        1,851
         Prepaid expenses and other current assets                               6,409        6,167
                                                                              --------     --------
                        Total current assets                                   123,191      129,046

Property, plant and equipment, net                                              42,555       44,295
Notes receivable                                                                14,102        7,831
Goodwill, net                                                                  109,034       93,880
Management services agreements, net                                             96,182       89,470
Investment in affiliates                                                         5,222        4,944
Other assets                                                                     8,902        8,694
                                                                              --------     --------
                        Total assets                                          $399,188     $378,160
                                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
        Current portion of debt and capital leases                            $  3,972      $13,742
        Accounts payable                                                        12,787       13,101
        Accrued compensation                                                     1,793        2,282
        Accrued liabilities                                                     13,333       13,531
                                                                              --------     --------
                        Total current liabilities                               31,885       42,656

Long-term debt and capital leases, less current portion                         19,805       20,617
Convertible subordinated debentures                                            100,000      100,000
Other long term liabilities                                                      1,468        1,651
Minority interest                                                                1,639        1,201
                                                                              --------     --------
                        Total liabilities                                      154,797      166,125

Commitments and contingencies
Shareholders' equity:
        Common Stock, par value $.01; 40,000,000 shares authorized;
               33,343,560 and 31,248,474 shares issued and outstanding
               at July 31, 1998 and January 31, 1998, respectively                 333          312
        Treasury Stock                                                             (75)         (75)
        Additional paid in capital                                             224,783      198,893
        Retained earnings                                                       19,350       12,905
                                                                              --------     --------
                        Total shareholders' equity                             244,391      212,035
                                                                              --------     --------

                        Total liabilities and shareholders' equity            $399,188     $378,160
                                                                              ========     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                   Three Months Ended        Six Months Ended
                                                                         July 31,                 July 31,
                                                                  --------------------    ---------------------
                                                                   1998          1997       1998         1997
                                                                  -------      -------    --------     --------
Net revenues from services                                        $48,905      $37,692    $100,762     $ 72,363
Net revenues from real estate services                              1,036        5,195       8,044       10,728
Net revenue from management service agreements                     45,020       40,022      87,502       75,685
                                                                  -------      -------    --------     --------
                Total revenue                                      94,961       82,909     196,308      158,776
                                                                  -------      -------    --------     --------

Operating costs and administrative expenses:
        Cost of affiliated physician management services           17,599       16,558      34,753       33,535
        Salaries, wages and benefits                               22,968       20,535      46,844       39,132
        Professional fees                                           4,046        2,137       7,606        4,255
        Supplies                                                   14,879       10,909      29,031       19,900
        Utilities                                                   1,429        1,074       2,713        2,107
        Depreciation and amortization                               3,570        2,538       7,144        4,857
        Rent                                                        4,875        3,791       9,669        7,157
        Provision for bad debts                                       933        1,015       1,890        2,315
        Merger and other noncontinuing expenses                        --          600          --          907
        Gain on sale of assets                                     (4,506)          --      (5,422)        (698)
        Nonrecurring expenses                                       5,305           --       5,305           --
        Other - primarily capitation expense                       22,209       16,169      43,888       30,677
                                                                  -------      -------    --------     --------
                Total operating costs and administrative expenses  93,307       75,326     183,421      144,144
                                                                  -------      -------    --------     --------

Interest expense, net                                               1,806          889       3,645        1,673
Income from investment in affiliates                                 (227)        (195)       (434)        (413)
                                                                  -------      -------    --------     --------
                                                                    1,579          694       3,211        1,260
                                                                  -------      -------    --------     --------
Income before provision for income taxes                               75        6,889       9,676       13,372
Income tax expense                                                     24        2,301       3,172        4,546
                                                                  -------      -------    --------     --------

Net income (Note 4)                                               $    51      $ 4,588    $  6,504      $ 8,826
                                                                  =======      =======    ========      =======
Net income per share - basic                                        $0.00        $0.16       $0.20        $0.30
Net income per share - diluted                                      $0.00        $0.16       $0.20        $0.30

Pro forma information (Note 4):
        Adjustment to income tax expense                                           126                      252
        Net income                                                               4,462                    8,574

        Net income per weighted average share - basic                          $  0.15                  $  0.29
        Net income per weighted average share - diluted                        $  0.15                  $  0.29

Weighted average shares outstanding - basic                        33,508       29,471      33,026       29,068
                                                                  =======      =======    ========      =======
Weighted average shares outstanding - diluted                      33,518       29,613      33,292       29,204
                                                                  =======      =======    ========      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                PHYMATRIX CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                Six Months Ended
                                                                                    July 31,
                                                                            -------------------------
                                                                              1998             1997
                                                                            --------         --------
Cash flows from operating activities:
        Net income                                                          $  6,504         $  8,826
        Noncash items included in net income:
                Depreciation and amortization                                  7,144            4,857
                Gain on sale of assets                                        (5,422)            (698)
                Nonrecurring charges                                           4,401               --
                Other                                                             72               72
        Changes in receivables                                                (4,791)         (11,056)
        Changes in accounts payable and accrued liabilities                   (4,766)          (2,311)
        Changes in other assets                                               (2,076)          (1,755)
                                                                            --------         --------
                        Net cash provided (used) by operating activities       1,066           (2,065)
                                                                            --------         --------

Cash flows from investing activities:
        Capital expenditures                                                  (4,008)          (2,855)
        Sale of assets                                                         4,821            1,490
        Notes receivable, net                                                 (1,800)           4,689
        Other assets                                                              16             (606)
        Acquisitions, net of cash acquired                                    (7,598)         (22,250)
                                                                            --------         --------
                        Net cash used by investing activities                 (8,569)         (19,532)
                                                                            --------         --------

Cash flows from financing activities:
        Proceeds from issuance of common stock                                   130              650
        Borrowings under line of credit                                           --            1,000
        Proceeds from issuance of convertible subordinated debentures             --             (114)
        Proceeds from issuance of debt                                            --              361
        Release of cash collateral                                                --              480
        Offering costs and other                                                 (94)            (619)
        Payment of dividends                                                      --             (737)
        Repayment of debt                                                     (7,131)          (1,691)
                                                                            --------         --------
                        Net cash used by financing activities                 (7,095)            (670)
                                                                            --------         --------

Decrease in cash and cash equivalents                                       $(14,598)        $(22,267)
                                                                            ========         ========
Cash and cash equivalents, beginning of period                              $ 49,536         $ 81,650
                                                                            ========         --------
Cash and cash equivalents, end of period                                    $ 34,938         $ 59,383
                                                                            ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1998 and 1997 (Unaudited)


1.   Organization and Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of PhyMatrix Corp. ("the Company"). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. During October 1997, a subsidiary of the Company merged with Clinical Studies Ltd. ("CSL"). This business combination was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL and Clinical Marketing Ltd. ("CML") which was merged into CSL on January 1, 1997. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. Operating results for the three and six months ended July 31, 1998 are not necessarily indicative of results that may be expected for the year.


2.   Acquisitions and CSL Merger

Acquisitions

     During February 1998, the Company purchased New England Research Center. Located in Massachusetts, New England Research Center is a clinical research site with over 50 ongoing studies, primarily in allergy and asthma. In conjunction with the acquisition, the Company entered into a 40-year agreement with the physicians and employees to manage the clinical trials at New England Research Center. The purchase price was approximately $5,700,000. Of such purchase price, approximately $1,450,000 was paid in cash and 333,006 shares of Common Stock were issued having a value of $4,250,000. The purchase price was allocated primarily to management services agreements and is currently being amortized over 25 years.

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

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1998 and 1997 (Unaudited)


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

     During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5,100,000 of Common Stock. There is also a contingent payment up to a maximum of $1,900,000 based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including management services agreements of $4,720,000. The resulting intangible is currently being amortized over 25 years.

     During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company manages for the MSO the medical risk contracting for the more than 2,600 physicians in IPAs in New York. The base purchase price was $2,970,000. Of such purchase price, $1,470,000 was paid in cash and 143,026 shares of Common Stock were issued having a value of $1,500,000. There are also contingent payments up to a maximum of $5,000,000 payable in cash and Common Stock, with $4,000,000 of such amount based upon earnings during the three years after the closing date and the remaining $1,000,000 based upon the achievement of certain conditions during any twelve month period during the three years after the closing date. The base purchase price was allocated primarily to goodwill and is being amortized over 25 years.

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

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL. As a result of the merger, certain costs that were incurred by CSL are noncontinuing. During the three and six months ended July 31, 1997, the noncontinuing costs represented management fees paid to the principal shareholders of CSL.

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

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1998 and 1997 (Unaudited)


                                                                                                                  (B)
                                                                                             (A)               Adjusted
                                                                      As Reported          Pro Forma          Pro Forma
                                                                      -----------        -------------     --------------
                                                                            (In thousands, except per share data)
FOR THE THREE MONTHS ENDED JULY 31, 1997
Net revenue                                                             $ 82,909            $ 82,909           $ 82,909
Merger and other noncontinuing costs                                         600                 600                 --
Net income                                                                 4,588               4,462              4,822
Net income per  share - basic                                           $   0.16            $   0.15           $   0.16
Net income per share - diluted                                          $   0.16            $   0.15           $   0.16
Weighted average number of shares outstanding - basic                     29,471              29,471             29,471
Weighted average number of shares outstanding - diluted                   29,613              29,613             29,613

FOR THE SIX MONTHS ENDED JULY 31, 1997
Net revenue                                                             $158,776            $158,776           $158,776
Merger and other noncontinuing costs                                         907                 907                 --
Net income                                                                 8,826               8,574              9,118
Net income per  share - basic                                           $   0.30            $   0.29           $   0.31
Net income per share - diluted                                          $   0.30            $   0.29           $   0.31
Weighted average number of shares outstanding - basic                     29,068              29,068             29,068
Weighted average number of shares outstanding - diluted                   29,204              29,204             29,204

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


3.   Supplemental Cash Flow Information

     During the six months ended July 31, 1998 and 1997, the Company acquired the assets and/or stock, entered into management and employment agreements, and/or assumed certain liabilities of various physician practices, ancillary service companies, networks and organizations. In addition, during the six months ended July 31, 1998 and 1997, the Company issued shares of stock which had been committed to be issued in conjunction with acquisitions completed during the year ended January 31, 1998, sold certain assets and terminated several physician management and employment agreements. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1998 and 1997 (Unaudited)


                                                                    July 31,
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
Current assets                                               $  1,351       $  4,250
Property, plant and equipment                                  (2,809)         1,879
Intangibles                                                    25,963         35,355
Other noncurrent assets                                         5,836            886
Current liabilities                                            (4,409)         1,158
Noncurrent liabilities                                            (80)           (98)
Debt                                                            3,451         (1,270)
Equity                                                        (26,772)       (19,910)


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

5.   Nonrecurring Charge

     During the six months ended July 31, 1998, the Company terminated several of its physician management and employment agreements which resulted in a pretax charge of approximately $5.3 million. The charge is composed primarily of the write-off of the remaining intangible assets.

6.   Gain on Sale of Assets

     During the six months ended July 31, 1998 the Company sold real estate and a radiation therapy center for $7.6 and $2.5 million, respectively. These sales resulted in gains of $4.5 million and $0.9 million, respectively. In connection with the sale of real estate, $2.4 million was paid in cash and the Company recorded a note receivable for the balance of $5.2 million. The note bears interest at 9.5% and has a final maturity of August 2008. During the six months ended July 31, 1997 the Company sold a radiation therapy center for $1.5 million, resulting in a gain of $0.7 million.


7.   Net Income per Share

     The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1998 and 1997 (Unaudited)


                                                                                       Per Share
(In thousands, except per share data)                       Income         Shares        Amount
                                                          ----------     ----------  -------------
Three Months Ended July 31, 1998
--------------------------------
Basic earnings per share
        Income available to common stockholders             $   51         33,508           $0.00

Effect of dilutive securities
        Stock options                                           --             10            0.00
                                                            ------         ------           -----

Diluted earnings per share                                  $   51         33,518           $0.00
                                                            ======         ======           =====

Three Months Ended July 31, 1997
--------------------------------
Basic earnings per share
        Income available to common stockholders             $4,588         29,471           $0.16

Effect of dilutive securities
        Stock options                                           --            142            0.00
                                                            ------         ------           -----

Diluted earnings per share                                  $4,588         29,613           $0.16
                                                            ======         ======           =====

Six Months Ended July 31, 1998
------------------------------
Basic earnings per share
        Income available to common stockholders             $6,504         33,026           $0.20

Effect of dilutive securities
        Stock options                                           --             28
        Convertible debt                                        49            238            0.00
                                                            ------         ------           -----

Diluted earnings per share                                  $6,553         33,292           $0.20
                                                            ======         ======           =====

Six Months Ended July 31, 1997
------------------------------
Basic earnings per share
        Income available to common stockholders             $8,826         29,068           $0.30

Effect of dilutive securities
        Stock options                                           --            136            0.00
                                                            ------         ------           -----

Diluted earnings per share                                  $8,826         29,204           $0.30
                                                            ======         ======           =====

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1998 and 1997 (Unaudited)

     For the three and six months ended July 31, 1998 and 1997, no related adjustments to income were made for the common stock equivalents related to the Debentures since the effect would be antidilutive.

8.   Ratio of Earnings to Fixed Charges

     For the three and six months ended July 31, 1998, the ratio of earnings to fixed charges was 1.0 and 2.1, respectively. For purposes of computing the ratio of earnings to fixed charges, earnings represent income from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense.

9.   Accounting Changes and Pronouncements

     Effective February 1, 1998, management changed its policies regarding amortization of its management services agreement intangible assets. The Company adopted a maximum of 25 years (from the inception of the respective intangible asset) as the useful life for amortization of its management services agreement intangible assets. Using the unamortized portion of the intangible at January 31, 1998, the Company began amortizing the intangible over the remainder of the 25 year useful life. These costs had historically been charged to expense through amortization using the straight line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represents a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. This change increases amortization expense relating to existing intangible assets at January 31, 1998, by approximately $740,000 annually.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. Physician practice management companies ("PPMs") will be required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company will adopt EITF 97-2 in the fourth quarter of this fiscal year. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or its earnings. However, the impact of this statement would have resulted in a reduction of reported revenues and expenses for the three and six months ended July 31, 1998, by a maximum of $17.6 million and $34.8 million, respectively. The Company has implemented EITF 97-2 for all transactions occurring after November 20, 1997.

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

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended July 31, 1998 and 1997 (Unaudited)


10.  Legal Proceedings

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


11.  Subsequent Events

     During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize shareholder value, including possible mergers, asset sales, management buy back, other business combinations or strategic transactions. During July 1998, the Company hired an investment banker in conjunction with its decision to pursue strategic alternatives. During August 1998, the Company's Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to establish the Company as a preeminent market share leader in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company will link its nationally focused expanding hospital affiliations and its 92 physician networks with the clinical trials site management and healthcare outcomes research operations.

     During August 1998, the Board also approved, consistent with achieving its stated restructuring goal, its plan to divest and exit its Physician Practice Management (PPM) and ancillary services businesses, which include diagnostic imaging, home health, lithotripsy, and radiation therapy. The revenue and pretax income (prior to corporate overhead) of these businesses which have been identified to be divested for the six months ended July 31, 1998 were $93.5 million and $10.2 million, respectively. The net book value of these businesses was approximately $178 million at July 31, 1998. The Company is currently working with its investment banker in order to complete the divestiture of these businesses. In addition, the Company expects to terminate several employed physician agreements during the third quarter ended October 31, 1998 and expects to record a nonrecurring pretax charge related to these expected terminations of approximately $15 million to $17 million (which includes approximately $10 million in cash which is expected to be required to be funded by the Company).

     During August 1998, the Company also announced that as part of its restructuring, it plans to establish an integrated development company. The Company will expand into non-healthcare development as well as continue medical-related projects through its wholly-owned subsidiary, DASCO Companies. The Board of Directors of the Company and its investment banker are currently exploring the option of a spin off of this integrated development company to the stockholders to operate as a separate company.

     The Board of Directors of the Company has authorized an initial share repurchase plan. The implementation of the share repurchase plan is subject to the consent of the Company's line of credit banks. Under the approved share buyback, the Company may repurchase up to $15 million of its Common Stock from time to time on the open market at prevailing market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is an integrated medical management company that provides management services to the medical community. The Company also provides real estate development and consulting services to related and unrelated third parties for the development of medical malls, medical office buildings, and health parks. The Company has previously affiliated with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices. The Company also affiliates with physicians by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company has ownership interests. The Company also provides ancillary services including radiation therapy, diagnostic imaging, infusion therapy, home healthcare, lithotripsy services, ambulatory surgery and clinical research studies. As of July 31, 1998, the Company has acquired the practices of and entered into long-term agreements to affiliate with approximately 345 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of over approximately 8,000 multispecialty physicians; purchased a company that provides contract management services to approximately 4,000 physicians in specialty care networks; purchased Clinical Studies Ltd. ("CSL"), a site management organization conducting clinical research for pharmaceutical companies and clinical research organizations at 32 centers located in 17 states; and acquired several ancillary services companies and a company that provides real estate services.

     In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Recent Events

     During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize shareholder value, including possible mergers, asset sales, management buy back, other business combinations or strategic transactions. During July 1998, the Company hired an investment banker in conjunction with its decision to pursue strategic alternatives. During August 1998, the Company's Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to establish the Company as a preeminent market share leader in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company will link its nationally focused expanding hospital affiliations and its 92 physician networks with the clinical trials site management and healthcare outcomes research operations.

     During August 1998, the Board also approved, consistent with achieving its stated restructuring goal, its plan to divest and exit its Physician Practice Management (PPM) and ancillary services businesses, which include diagnostic imaging, home health, lithotripsy, and radiation therapy. The revenue and pretax income (prior to corporate overhead) of these businesses, which have been identified to be divested for the six months ended July 31, 1998 were $93.5 million and $10.2 million, respectively. The net book value of these businesses was approximately $178 million at July 31, 1998. The Company is currently working with its investment banker in order to complete the divestiture of these businesses. In addition, the Company expects to terminate several employed physician agreements during the third quarter ended October 31, 1998 and expects to record a nonrecurring pretax charge related to these expected terminations of approximately $15 million to $17 million (which includes approximately $10 million in cash which is expected to be required to be funded by the Company).

     During August 1998, the Company also announced that as part of its restructuring, it plans to establish an integrated development company. The Company will expand into non-healthcare development as well as continue medical-related projects through its wholly-owned subsidiary, DASCO Companies. The Board of Directors of the Company and its investment banker are currently exploring the option of a spin off of this integrated development company to the stockholders to operate as a separate company.

Acquisitions and CSL Merger

Six Months Ended July 31, 1998 Acquisitions

     During February 1998, the Company purchased New England Research Center. Located in Massachusetts, New England Research Center is a clinical research site with over 50 ongoing studies, primarily in allergy and asthma. In conjunction with the acquisition, the Company entered into a 40-year agreement with the physicians and employees to manage the clinical trials at New England Research Center. The purchase price was approximately $5,700,000. Of such purchase price, approximately $1,450,000 was paid in cash and 333,006 shares of Common Stock were issued having a value of $4,250,000. The purchase price was allocated primarily to management services agreements and is currently being amortized over 25 years.

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

     During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5,100,000 of Common Stock. There is also a contingent payment up to a maximum of $1,900,000 based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including management services agreements of $4,720,000. The resulting intangible is currently being amortized over 25 years.

     During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company will manage for the MSO the medical risk contracting for the more than 2,600 physicians in IPAs in New York. The base purchase price was $2,970,000. Of such purchase price, $1,470,000 was paid in cash and 143,026 shares of Common Stock were issued having a value of $1,500,000. There are also contingent payments up to a maximum of $5,000,000 payable in cash and Common Stock, with $4,000,000 of such amount based upon earnings during the three years after the closing date and the remaining $1,000,000 based upon the achievement of certain conditions during any twelve month period during the three years after the closing date. The base purchase price was allocated primarily to goodwill and is being amortized over 25 years.

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

     During February 1997, the Company purchased the assets of and entered into a 40-year management agreement with five physicians in Utah. The purchase price was $2,498,148. Of such purchase price, $1,378,148 was paid in cash and 75,293 shares of Common Stock of the Company were issued having a value of $1,120,000. The purchase price was allocated to the assets at their fair market value, including management services agreements of $1,364,482. The resulting intangible is currently being amortized over 25 years.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The consideration paid in this transaction was $2,550,000. The amount paid has been allocated to management services agreements and is currently being amortized over 25 years.

     During July 1997, the Company entered into a 40-year management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater Metropolitan New York area. Pursuant to this management services agreement, the Company is reimbursed for all operating expenses incurred by the Company for the provision of services to the practices plus its applicable management fee. The Company has committed up to $40 million in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13,660,000 in cash, which was allocated to management services agreements and is currently being amortized over 25 years.

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

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12,600,000 plus the assumption of debt and capital leases totaling $1,570,078. Of such purchase price, $600,000 was paid in cash and the remaining $12,000,000 was paid by the issuance of 773,026 shares of Common Stock of the Company, 562,500 of which were issued in June 1997 and 210,526 of which were issued in September 1997. There is also a contingent payment with a maximum of $2,675,000 based on the centers' earnings before taxes over the two years subsequent to the closing, which is payable in cash. Such maximum amount has been included in current liabilities at July 31, 1998. The purchase price was allocated to the assets at their fair market value, including goodwill of $12,955,273. The resulting intangible is being amortized over 30 years.

     During June 1997, the Company acquired the remaining 20% interest in a lithotripsy company that it purchased during 1994. The interest was acquired in exchange for cash and 54,500 shares of Common Stock of the Company having a total value of $2,005,000. The purchase price was allocated to goodwill and is being amortized over 20 years.

     During August 1997, the Company purchased certain assets and assumed certain liabilities of, and entered into an administrative services agreement with BAB Nuclear Radiology, P.C., to provide administrative services to five diagnostic imaging centers on Long Island, New York. The consideration paid in this transaction was approximately $10,450,000 in cash, $15,000,000 in convertible notes and the assumption of $1,621,000 in debt. The convertible notes bear interest at 5% and are payable in three equal installments in November 1997 and February and May 1998. At the option of the Company, the notes are payable in either cash or shares of Common Stock of the Company. The first two installments were paid in shares of Common Stock of the Company and the final installment was paid in cash during May 1998. The amount paid was allocated to the assets at their fair market value, including management services agreements of $23,023,256 and is currently being amortized over 25 years.

     During November 1997, the Company purchased certain assets of, and entered into an administrative services agreement with Highway Imaging Associates, LLP, to provide administrative services to a diagnostic imaging center in Brooklyn, New York. The consideration paid in this transaction was approximately $1,700,000. Of such amount, approximately $200,000 was paid in cash and $1,500,000 was paid by the issuance of 108,108 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management services agreements of $1,598,421, and is currently being amortized over 25 years.

     During December 1997, the Company purchased certain assets, assumed certain liabilities of, and entered into an administrative services agreement with Ray-X Management Services, Inc., to provide administrative services to a diagnostic imaging center in Queens, New York. The consideration paid in this transaction was approximately $9,500,000. Of such amount, approximately $175,000 was paid in cash, $775,000 was assumed debt and $8,550,000 was paid by the issuance of 616,215 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management services agreements of $8,133,680, and is currently being amortized over 25 years.

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL. As a result of the merger certain costs incurred by CSL will be noncontinuing. During the three and six months ended July 31, 1997, the noncontinuing costs represented management fees paid to the principal shareholders of CSL.

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

                                                                                                                  (B)
                                                                                             (A)               Adjusted
                                                                      As Reported          Pro Forma          Pro Forma
                                                                      -----------        -------------     --------------
                                                                            (In thousands, except per share data)
FOR THE THREE MONTHS ENDED JULY 31, 1997
Net revenue                                                             $ 82,909            $ 82,909           $ 82,909
Merger and other noncontinuing costs                                         600                 600                 --
Net income                                                                 4,588               4,462              4,822
Net income per  share - basic                                           $   0.16            $   0.15           $   0.16
Net income per share - diluted                                          $   0.16            $   0.15           $   0.16
Weighted average number of shares outstanding - basic                     29,471              29,471             29,471
Weighted average number of shares outstanding - diluted                   29,613              29,613             29,613

FOR THE SIX MONTHS ENDED JULY 31, 1997
Net revenue                                                             $158,776            $158,776           $158,776
Merger and other noncontinuing costs                                         907                 907                 --
Net income                                                                 8,826               8,574              9,118
Net income per  share - basic                                           $   0.30            $   0.29           $   0.31
Net income per share - diluted                                          $   0.30            $   0.29           $   0.31
Weighted average number of shares outstanding - basic                     29,068              29,068             29,068
Weighted average number of shares outstanding - diluted                   29,204              29,204             29,204

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

Accounting Treatment

     The terms of the Company's relationships with its affiliated physicians are set forth in various asset and stock purchase agreements, management services agreements, and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquires the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable are typically purchased at the net realizable value. The purchase price of the practice generally consists of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. The management services or employment agreements delineate the responsibilities and obligations of each party.

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

     Net revenue from management services agreements include the revenues generated by the physician practices. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. Physician practice management companies ("PPMs") will be required to consolidate financial information of a physician where the

PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company will adopt EITF 97-2 in the fourth quarter of this fiscal year. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or its earnings. However, the impact of this statement would have resulted in a reduction of reported revenues and expenses for the three and six months ended July 31, 1998, by a maximum of $17.6 million and $34.8 million, respectively. The Company has implemented EITF 97-2 for all transactions occurring after November 20, 1997. Net revenues under management services agreements for the three and six months ended July 31, 1998, were $45.0 million and $87.5 million, respectively.

Results of Operations

Three and Six Months Ended July 31, 1998 Compared to Three and Six Months Ended July 31, 1997

     The following discussion reviews the results of operations for the three and six months ended July 31, 1998 (the "1999 Quarter" and "1999 Period"), respectively, compared to the three and six months ended July 31, 1997 (the "1998 Quarter" and "1998 Period"), respectively.

Revenues

     The Company derives revenues from health care services and real estate services. Within the health care segment, the Company distinguishes between revenues from cancer services, noncancer physician services and other ancillary services. Cancer services include physician practice management services to oncology practices and certain ancillary services, including radiation therapy and infusion therapy. Noncancer physician services include physician practice management services to all practices managed by the Company other than oncology practices; management services to MSOs and hospitals and administrative services to health plans which include reviewing, processing, and paying claims and subcontracting with specialty care physicians to provide covered services. Other ancillary services include home health care services, lithotripsy, various health care management services, diagnostic imaging, ambulatory surgery, and clinical research studies.

     Net revenues were $95.0 million and $196.3 million for the 1999 Quarter and 1999 Period, respectively. Of this amount, $30.1 million and $59.2 million or 31.7% and 30.2% of such revenues was attributable to cancer services; $42.6 million and $84.9 million or 44.8% and 43.2% was related to noncancer physician services; $21.2 million and $44.2 million or 22.4% and 22.5% of such revenues was attributable to other ancillary services; and $1.1 million and $8.0 million or 1.1% and 4.1% related to real estate services.

     Net revenues were $82.9 million and $158.8 million for the 1998 Quarter and 1998 Period, respectively. Such revenues consisted of $26.7 million and $52.3 million or 32.3% and 32.9% related to cancer services; $36.0 million and $67.9 million or 43.3% and 42.8% related to noncancer physician services; $15.0 million and $27.9 million or 18.1% and 17.6% related to other ancillary services; and $5.2 million and $10.7 million or 6.3% and 6.7% related to real estate services.

Expenses

     The Company's cost of affiliated physician management services was $17.6 million and $34.8 million or 39.1% and 39.7% of net revenue from management services agreements during the 1999 Quarter and 1999 Period, respectively. The cost of affiliated physician management services was $16.6 million and $33.5 million or 41.4% and 44.3% of net revenue from management services agreements during the 1998 Quarter and 1998 Period, respectively. Net revenue for the physician practices managed by the Company was $45.0 million and $87.5 million during the 1999 Quarter and 1999 Period and $40.0 million and $75.7 million during the 1998 Quarter and 1998 Period, respectively. The cost of affiliated physician management services as a percentage of net revenue from management services varies based upon the type of physician practices.

     The Company's salaries, wages, and benefits increased by $2.5 million from $20.5 million or 24.8% of net revenues during the 1998 Quarter to $23.0 million or 24.2% of net revenues during the 1999 Quarter and $7.7 million from $39.1 million or 24.6% of net revenues during the 1998 Period to $46.8 million or 23.9% of net revenues during the 1999 Period. The change as a percentage of net revenues is primarily attributable to the additional salaries, wages and benefits from the expansion of the Company's businesses. In general, salaries, wages, and benefits vary depending on whether the physician practice or ancillary service company is owned or managed.

     The Company's supplies expense increased by $4.0 million from $10.9 million or 13.2% of net revenues during the 1998 Quarter to $14.9 million or 15.7% of net revenues during the 1999 Quarter and $9.1 million from $19.9 million or 12.5% of net revenues during the 1998 Period to $29.0 million or 14.8% of net revenues during the 1999 Period. The increase in supplies expense as a percentage of revenue is due to acquisitions of various ancillary service companies that are more supply intensive.

     The Company's depreciation and amortization expense increased by $1.1 million from $2.5 million or 3.1% of net revenues during the 1998 Quarter to $3.6 million or 3.8% of net revenues during the 1999 Quarter and $2.2 million from $4.9 million or 3.1% of net revenues during the 1998 Period to $7.1 million or 3.6% of net revenues during the 1999 Period. The increase is primarily a result of the acquisitions completed after the 1998 Quarter and the allocation of the purchase prices as required by purchase accounting and also the effect of the Company's change in policy regarding certain intangibles. Effective February 1, 1998, management changed its policies regarding amortization of its management services agreement intangible assets. The Company adopted a maximum of 25 years (from the inception of the respective intangible asset) as the useful life for amortization of its management services agreement intangible assets. Using the unamortized portion of the intangible at January 31, 1998, the Company began amortizing the intangible over the remainder of the 25 year useful life. These costs had historically been charged to expense through amortization using the straight line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represents a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. This change increases amortization expense relating to existing intangible assets at January 31, 1998, by approximately $740,000 annually.

     The Company's rent expense increased by $1.1 million from $3.8 million or 4.6% of net revenues during the 1998 Quarter to $4.9 million or 5.1% of net revenues during the 1999 Quarter and $2.5 million from $7.2 million or 4.5% of net revenues during the 1998 Period to $9.7 million or 4.9% of net revenues during the 1999 Period. Rent expense as a percentage of net revenue varies depending upon the size of each of the affiliated practice's offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market.

     The Company's merger and other noncontinuing costs of $0.6 million, and $0.9 million during the 1998 Quarter and 1998 Period, respectively, represented certain noncontinuing management fee expenses incurred by CSL.

     The Company's gain on sale of assets of $4.5 million and $5.4 million during the 1999 Quarter and 1999 Period, respectively, represented gains from the sale of real estate of approximately $4.5 million during July 1998 and from the sale of a radiation therapy center of approximately $0.9 million during February 1998. The gain on sale of assets of $0.7 million during the 1998 Period resulted from the sale of a radiation therapy center.

     The Company's nonrecurring charge of $5.3 million during the 1999 Period represents the charge resulting from the termination of several physician management and employment agreements.

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

     The Company's income tax expense decreased by $1.3 million from $4.5 million or 34% of pre-tax income during the 1998 Period to $3.2 million or 33% of pretax income during the 1999 Period. The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

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

     The amount of development fees and leasing and marketing fees are stated in the various agreements. Those agreements also provide the basis for payment of the fees. The financing fees and consulting fees are generally not included in specific agreements but are negotiated and disclosed in project pro formas provided to the owners of the buildings and hospital clients. Specific agreements usually incorporate those pro formas and provide that the projects will be developed in conformity therewith. General contracting management fees and project cost savings income are included in guaranteed maximum cost contracts entered into with the general contractor. These contracts are usually approved by the owners which in many cases include hospital clients and prospective tenants. During August 1998, Bruce Rendina resigned as CEO and President of DASCO. The Company has not yet determined the impact of Mr. Rendina's resignation on the business and future results of operations of this segment, and there can be no assurance that his resignation will not have a material adverse impact on the business and results of operations of the Company as a whole.

     During the 1999 Quarter and the 1999 Period, the Company's real estate services generated revenues of $1.0 million and $8.0 million and operating
(loss) income of ($1.0 million) and $3.7 million, respectively. In addition, the real estate services segment recorded a gain on sale of real estate of $4.5 million during the 1999 Quarter.

Liquidity and Capital Resources

     Cash provided by operating activities was $1.1 million for the 1999 Period. Cash used by operating activities was $2.1 million for the 1998 Period. At July 31, 1998, the Company's principal sources of liquidity consisted of working capital of $91.3 million which included $35.0 million in cash. The Company also had $32.0 million of current liabilities, including approximately $4.0 million of indebtedness maturing before July 31, 1999.

     Cash used by investing activities was $8.6 million for the 1999 Period. This primarily represents the total funds required by the Company for acquisitions and capital expenditures of $11.6 million and advances under notes receivable of $1.8 million offset by proceeds from the sale of assets of $4.8 million during the 1999 Period. Cash used by investing activities was $19.5 million for the 1998 Period. This primarily represents funds required by the Company for acquisitions and capital expenditures of $25.1 million offset by repayments under notes receivable of $4.7 million and proceeds of $1.5 million from the sale of assets during the 1998 Period.

     Cash used by financing activities was $7.1 million for the 1999 Period and primarily represented the repayment of debt of $7.1 million. Cash used by financing activities was $0.7 million for the 1998 Period, which was primarily comprised of the release of cash collateral of $0.5 million and borrowings under a line of credit of $1.0 million, offset by the payment of dividends and the repayment of other debt of $0.7 million and $1.7 million, respectively.

     In conjunction with various acquisitions that were completed through July 31, 1998, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $29.2 million over the next five years. The payments, if required, are payable in cash and/or Common Stock of the Company and have not been reflected on the balance sheet at July 31, 1998. In addition, in conjunction with the acquisition of a clinical research center and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next five years. The contingent payments will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

     During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company has committed to expend up to $40 million (of which none has been expended as of July 31, 1998) to be utilized for the expansion of the network.

     In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of July 31, 1998, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above. This amount is included in other long-term liabilities on the balance sheet.

     In conjunction with the restructuring (as described earlier in "Recent Events"), the Board approved its plan to divest and exit its PPM and ancillary services businesses. The revenue and pretax income (prior to corporate overhead) of these businesses, which have been identified to be divested, for the six months ended July 31, 1998 were $93.5 million and $10.2 million, respectively. The net book value of these businesses was approximately $178 million at July 31, 1998. The Company is currently working with its investment banker in order to complete the divestiture of these businesses. In addition, the Company expects to terminate several employed physician agreements during the third quarter ended October 31, 1998 and expects to record a nonrecurring pretax charge related to these expected terminations of approximately $15 million to $17 million (which includes approximately $10 million in cash which is expected to be required to be funded by the Company).

     The Board of Directors of the Company has authorized an initial share repurchase plan. The implementation of the share repurchase plan is subject to the consent of the Company's line of credit banks. Under the approved share buyback, the Company may repurchase up to $15 million of its Common Stock from time to time on the open market at prevailing market prices.

     The development and implementation of the Company's management information systems will require ongoing capital expenditures. The Company expects that the existing working capital of $91.3 million, which includes cash of $35.0 million, and the expected cash to be generated from the sale of the businesses identified to be divested and the cash available under its revolving line of credit will be adequate to satisfy the Company's cash requirements for the next 12 months. The Company's capital needs over the next several years may exceed capital generated from operations. To finance its capital needs, the Company may incur indebtedness and issue, from time to time, additional debt or equity securities, including Common Stock or convertible notes. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit ($16.0 million of which was outstanding at July 31, 1998, $6.0 million of such $16.0 million was outstanding letters of credit) for working capital and acquisition purposes. The credit agreement (i) prohibits the payment of dividends and repurchase of shares by the Company, (ii) limits the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) requires the Company to comply with certain financial covenants which include minimum net worth and interest coverage requirements and a maximum funded debt to cash flow limitation. In contemplation of the restructuring (as described earlier in "Recent Events"), the Company has amended the credit agreement in order to allow for the repurchase of up to $15 million of shares of its Common Stock using the Company's funds as well as revising certain financial covenants.

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

                           PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27    Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 17, 1998 with the Securities and Exchange Commission reporting under Item 5 the announcement by the Company of certain plans to implement strategic alternatives.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 1998.




                                  PHYMATRIX CORP.

                                  By: /s/ Frederick R. Leathers
                                      ------------------------------------------
                                      Financial Officer, Treasurer
                                      and Principal Accounting Officer