Form 10-Q
period 1998-10-31
PHYMATRIX CORP
filed 1998-12-15
CIK 1002022

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------
(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended October 31, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         On December 11, 1998, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 33,010,606.

================================================================================

                                 PHYMATRIX CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I -             FINANCIAL INFORMATION

Item 1.              Financial Statements.

                     Consolidated Balance Sheets -- October 31, 1998 (unaudited) and January 31,         3
                        1998

                     Consolidated Statements of Operations (unaudited) - Three and Nine Months           4
                        Ended October 31, 1998 and 1997

                     Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended               5
                          October 31, 1998 and 1997

                     Notes to Consolidated Financial Statements (unaudited) -                         6-14
                          Three and Nine Months Ended October 31, 1998 and 1997

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of      15-27
                        Operations


PART II -            OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K                                                   28

PART I - FINANCIAL INFORMATION
---------------------------------------------------------
Item 1.  Financial Statements

                                 PHYMATRIX CORP.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                             October 31,   January 31,
                                                                                                1998          1998
                                                                                            ------------- --------------
                                                                                             (unaudited)
 ASSETS
 Current assets
         Cash and cash equivalents                                                           $    24,237    $    49,536
         Receivables:
                 Accounts receivable, net                                                         18,999         57,252
                 Other receivables                                                                11,671         14,240
                 Notes receivable                                                                  5,828          1,851
         Prepaid expenses and other current assets                                                 1,742          6,167
         Assets held for sale                                                                    123,220             --
                                                                                             -----------    -----------
                         Total current assets                                                    185,697        129,046

 Property, plant and equipment, net                                                               10,834         44,295
 Notes receivable                                                                                  7,642          7,831
 Goodwill, net                                                                                    65,701         93,880
 Management services agreements, net                                                              25,303         89,470
 Investment in affiliates                                                                          1,451          4,944
 Deferred tax asset                                                                               10,235             --
 Other assets (including advances to shareholder)                                                 11,633          8,694
                                                                                             -----------    -----------
                         Total assets                                                        $   318,496    $   378,160
                                                                                             ===========    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
         Current portion of debt and capital leases                                          $    10,603    $    13,742
         Accounts payable                                                                          7,574         13,101
         Accrued compensation                                                                      1,373          2,282
         Accrued liabilities                                                                       8,691         13,531
                                                                                             -----------    -----------
                         Total current liabilities                                                28,241         42,656

 Long-term debt and capital leases, less current portion                                           4,727         20,617
 Convertible subordinated debentures                                                             100,000        100,000
 Other long term liabilities                                                                       1,191          1,651
 Minority interest                                                                                 1,524          1,201
                                                                                             -----------    -----------
                         Total liabilities                                                       135,683        166,125

 Commitments and contingencies
 Shareholders' equity:
         Common Stock, par value $.01; 40,000,000 shares authorized;
                33,020,606 and 31,248,474 shares issued and outstanding at
                October 31, 1998 and January 31, 1998, respectively                                  333            312
         Treasury Stock                                                                             (902)           (75)
         Additional paid in capital                                                              224,731        198,893
         Retained earnings (deficit)                                                             (41,349)        12,905
                                                                                             -----------    -----------
                         Total shareholders' equity                                              182,813        212,035
                                                                                             -----------    -----------

                         Total liabilities and shareholders' equity                          $   318,496    $   378,160
                                                                                             ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                             Three Months Ended      Nine Months Ended
                                                                                 October 31,            October 31,
                                                                            ---------------------   --------------------
                                                                              1998        1997       1998         1997
                                                                            ---------   ---------   --------     -------

Net revenues from services                                                $  43,494    $ 42,630    $ 144,256    $ 114,993
Net revenues from real estate services                                          571       6,654        8,616       17,382
Net revenues from management service agreements                              39,033      42,284      126,535      117,969
                                                                          ---------    --------    ---------    ---------
                Total revenue                                                83,098      91,568      279,407      250,344
                                                                          ---------    --------    ---------    ---------

Operating costs and administrative expenses:
        Cost of affiliated physician management services                     15,152      16,864       49,905       50,400
        Salaries, wages and benefits                                         23,029      24,448       69,873       63,580
        Professional fees                                                     3,943       2,636       11,549        6,890
        Supplies                                                             15,016      11,980       44,047       31,881
        Utilities                                                             1,412       1,167        4,125        3,274
        Depreciation and amortization                                         3,827       2,976       10,971        7,832
        Rent                                                                  5,369       4,575       15,037       11,731
        Provision for bad debts                                               2,393         923        4,282        3,238
        Merger and other noncontinuing expenses                                  --      10,150           --       11,057
        Nonrecurring expenses                                                    --          --        5,305           --
        Gain on sale of assets                                                    7      (1,193)      (5,415)      (1,891)
        Provision for writedown of notes receivable                           2,674          --        2,674           --
        Other (primarily capitation expense)                                 22,612      17,572       66,502       48,250
                                                                          ---------    --------    ---------    ---------
                Total operating costs and administrative expenses            95,434      92,098      278,855      236,242
                                                                          ---------    --------    ---------    ---------

Interest expense, net                                                         1,608       1,472        5,254        3,146
Income from investment in affiliates                                           (154)       (172)        (588)        (586)
                                                                          ---------    --------    ---------    ---------
                                                                              1,454       1,300        4,666        2,560
                                                                          ---------    --------    ---------    ---------
Income (loss) before extraordinary item and provision for income taxes      (13,790)     (1,830)      (4,114)      11,542
Income tax expense (benefit)                                                 (4,671)      2,539       (1,499)       7,085
                                                                          ---------    --------    ---------    ---------

Net income (loss) before extraordinary item                                  (9,119)     (4,369)      (2,615)       4,457
Extraordinary item, net of tax of $8,380 (Note 6)                           (51,552)         --      (51,552)          --
                                                                          ---------    --------    ---------    ---------
        Net income (loss)                                                 $ (60,671)   $ (4,369)   $ (54,167)   $   4,457
                                                                          =========    ========    =========    =========
Net income (loss) per share - basic
        Income (loss) before extraordinary item                           $   (0.27)   $  (0.15)   $   (0.08)   $    0.15
        Extraordinary item                                                $   (1.54)   $     --    $   (1.55)   $      --
                                                                          ---------    --------    ---------    ---------
        Net income (loss)                                                 $   (1.81)   $  (0.15)   $   (1.63)   $    0.15
                                                                          ---------    --------    ---------    ---------
Net income (loss) per share - diluted
        Income (loss) before extraordinary item                           $   (0.27)   $  (0.15)   $   (0.08)   $    0.15
        Extraordinary item                                                $   (1.54)   $     --    $   (1.55)   $      --
                                                                          ---------    --------    ---------    ---------
        Net income (loss)                                                 $   (1.81)   $  (0.15)   $   (1.63)   $    0.15
                                                                          ---------    --------    ---------    ---------

Pro forma information (Notes 3 and 5):
        Adjustment to income tax expense                                                    373                       625
        Net income (loss)                                                                (4,742)                    3,832
        Net income (loss) per weighted average share - basic                           $  (0.16)                $    0.13
        Net income (loss) per weighted average share - diluted                         $  (0.16)                $    0.13

Weighted average shares outstanding - basic                                  33,548      29,917       33,245       29,331
                                                                          =========    ========    =========    =========
Weighted average shares outstanding - diluted                                33,548      29,917       33,245       29,756
                                                                          =========    ========    =========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                                 PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                  Nine Months Ended
                                                                                                     October 31,
                                                                                          ----------------------------------
                                                                                                1998              1997
                                                                                          --------------       -------------

Cash flows from operating activities:
        Net income (loss)                                                                   $ (54,167)        $   4,457
        Noncash items included in net income:
                Depreciation and amortization                                                  10,971             7,833
                Extraordinary item                                                             49,444                --
                Gain on sale of assets                                                         (5,415)           (1,891)
                Nonrecurring charge                                                             4,401                --
                Writedown of notes receivable                                                   2,674                --
                Other                                                                           1,463               147
        Changes in receivables                                                                 (3,074)          (12,476)
        Changes in accounts payable and accrued liabilities                                    (5,403)              675
        Changes in other assets                                                                (1,724)           (2,991)
                                                                                            ---------         ---------
                        Net cash used by operating activities                                    (830)           (4,246)
                                                                                            ---------         ---------

Cash flows from investing activities:
        Capital expenditures                                                                   (4,556)           (9,113)
        Sale of assets                                                                          5,125             3,011
        Advances under notes receivable                                                        (2,028)           (3,456)
        Repayments of notes receivable                                                             --            10,000
        Other assets                                                                             (109)             (515)
        Acquisitions, net of cash acquired                                                    (10,958)          (33,355)
                                                                                            ---------         ---------
                        Net cash used by investing activities                                 (12,526)          (33,428)
                                                                                            ---------         ---------

Cash flows from financing activities:
        Advances to shareholder                                                                (3,116)               --
        Proceeds from issuance of common stock                                                    130               743
        Repurchase of treasury stock                                                             (497)               --
        Proceeds from issuance of debt                                                             --            12,022
        Release of cash collateral                                                                 --             4,504
        Offering costs and other                                                                 (215)              (37)
        Payment of dividends                                                                       --            (1,760)
        Repayment of debt                                                                      (8,245)           (7,266)
                                                                                            ---------         ---------
                        Net cash provided (used) by financing activities                      (11,943)            8,206
                                                                                            ---------         ---------

Decrease in cash and cash equivalents                                                       $ (25,299)        $ (29,468)
                                                                                            =========         =========
Cash and cash equivalents, beginning of period                                              $  49,536         $  81,650
                                                                                            =========         =========
Cash and cash equivalents, end of period                                                    $  24,237         $  52,182
                                                                                            =========         =========




The accompanying notes are an integral part of the consolidated financial statements.

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)

1.   Organization and Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of PhyMatrix Corp. ("the Company"). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. During October 1997, a subsidiary of the Company merged with Clinical Studies Ltd. ("CSL"). This business combination was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL and Clinical Marketing Ltd. ("CML") which was merged into CSL on January 1, 1997. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. Operating results for the three and nine months ended October 31, 1998 are not necessarily indicative of results that may be expected for the year.


2.   Strategic Alternatives

     During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize shareholder value, including possible mergers, asset sales, management buy back, other business combinations or strategic transactions. During July 1998, the Company hired an investment banker in conjunction with its decision to pursue strategic alternatives. During August 1998, the Company's Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to establish the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company will link its nationally focused hospital affiliations and its 92 physician networks with the clinical trials site management and healthcare outcomes research operations.

     During August 1998, the Board also approved, consistent with achieving its stated restructuring goal, its plan to divest and exit its physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, and radiation therapy. The revenue and pretax income of these businesses which have been identified to be divested or disposed for the three and nine months ended October 31, 1998 were $47.0 million and $0.1 million and $147.2 million and $7.8 million, respectively. Net loss for the three and nine months ended October 31, 1998 includes an extraordinary item of $51.6 million which represents the charge resulting from divestitures or disposals that had occurred during the three months ended October 31, 1998 as well as the writedown of the assets of businesses identified to be divested or disposed subsequent to October 31, 1998. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). The Company currently expects to realize net proceeds of approximately $123.2 million from the sale of the businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at October 31, 1998.

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)

3.   Acquisitions and CSL Merger

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

     During February 1998, the Company completed the formation of an MSO with Beth Israel Medical Center and the physician organizations that represent more than 1,700 physicians of Beth Israel and its parent corporation. The Company owns one-third of the MSO. The Company provides management services for the MSO which provides the physicians and hospitals with medical management and contract negotiation support for risk agreements with managed care payors. In connection with the formation of the MSO, PhyMatrix Management Company, Inc. ("Management"), a subsidiary of the Company, agreed with Beth Israel Medical Center ("Beth Israel") that Management and its affiliates (including the Company) would not, directly or indirectly, (i) operate, manage or provide risk contract management services to any physicians, IPAs or group practices located in New York County, Kings County or Westchester County, New York (the "Restricted Zone") which are affiliated with a hospital or hospital system or any affiliate (with certain exceptions) or (ii) participate with a hospital or hospital system or any affiliate (other than Beth Israel) in an MSO or other person that operates, manages or provides risk contract management services within the Restricted Zone (with certain exceptions). In addition, the owners of two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven.

     During February 1998, the Company purchased a diagnostic imaging center located in Delray Beach, Florida. The base purchase price was approximately $6,570,000. The base purchase price was paid in 495,237 shares of Common Stock of the Company. There is also a contingent payment up to a maximum of $2,000,000 based on the center's earnings before taxes during 1998, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including goodwill of $6,570,000. The resulting intangible has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5,100,000 of Common Stock. There is also a contingent payment up to a maximum of $1,900,000 based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including management services agreements of $4,720,000. The resulting intangible has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company manages for the MSO the medical risk contracting for the more than 2,600 physicians in IPAs in New York. The base purchase price was $2,970,000. Of such price, $1,470,000 was paid in cash and 143,026 shares of Common Stock were issued having a value of $1,500,000. There are also contingent payments up to a maximum of $5,000,000 payable in cash and Common Stock, with $4,000,000 of such amount

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)


based upon earnings during the three years after the closing date and the remaining $1,000,000 based upon the achievement of certain conditions during any twelve-month period during the three years after the closing date. The base purchase price was allocated primarily to goodwill and is being amortized over 25 years.

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

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL. As a result of the merger, certain costs that were incurred by CSL are noncontinuing. During the three and nine months ended October 31, 1997, the merger and other noncontinuing costs represented merger costs incurred in connection with the acquisition of CSL and management fees paid to the principal shareholders of CSL.

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

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)


                                                                                                              (B)
                                                                                            (A)             Adjusted
                                                                     As Reported         Pro Forma         Pro Forma
                                                                  --------------------------------------------------------
                                                                             (In thousands, except per share data)
FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
Net revenue                                                         $  91,568           $  91,568          $  91,568
Merger and other noncontinuing costs                                   10,150              10,150                 --
Net income                                                             (4,369)             (4,742)             5,408
Net income per share - basic                                        $   (0.15)          $   (0.16)         $    0.18
Net income per share - diluted                                      $   (0.15)          $   (0.16)         $    0.18
Weighted average number of shares outstanding - basic                  29,917              29,917             29,917
Weighted average number of shares outstanding - diluted                29,917              29,917             29,917

FOR THE NINE MONTHS ENDED OCTOBER 31, 1997
Net revenue                                                         $ 250,344           $ 250,344          $ 250,344
Merger and other noncontinuing costs                                   11,057              11,057                 --
Net income                                                              4,457               3,832             14,526
Net income per share - basic                                        $    0.15           $    0.13          $    0.50
Net income per share - diluted                                      $    0.15           $    0.13          $    0.49
Weighted average number of shares outstanding - basic                  29,331              29,331             29,331
Weighted average number of shares outstanding - diluted                29,756              29,756             29,756


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


4.   Supplemental Cash Flow Information

     During the nine months ended October 31, 1998 and 1997, the Company acquired the assets and/or stock, entered into management and employment agreements, and/or assumed certain liabilities of various physician practices, ancillary service companies, networks and organizations. In addition, during the nine months ended October 31, 1998 and 1997, the Company issued shares of stock which had been committed to be issued in conjunction with acquisitions completed during the year ended January 31, 1998 and sold certain assets. During the nine months ended October 31, 1998, the Company also terminated several physician management and employment agreements, wrote down certain notes receivable to their estimated net realizable value and wrote down certain assets to be held for sale to their net realizable value (less cost to sell). The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)



                                                            October 31,
                                                    ------------------------------
                                                        1998            1997
                                                        ----            ----
Current assets                                        $ 73,465        $ 8,261
Property, plant and equipment                          (33,418)         1,201
Intangibles                                            (86,138)        59,332
Other noncurrent assets                                  7,958          1,092
Current liabilities                                     (7,063)          (891)
Noncurrent liabilities                                    (196)        18,616
Debt                                                   (10,784)        (5,833)
Equity                                                 (27,216)        27,649


5.   Pro Forma Information

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

6.   Assets Held for Sale/Extraordinary Item

     During August 1998, the Company initiated its plan to divest and exit its PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, and radiation therapy. The revenue and pretax income of these businesses which have been identified to be divested or disposed for the three and nine months ended October 31, 1998 were $47.0 million and $0.1 million and $147.2 million and $7.8 million, respectively. Net loss for the three and nine months ended October 31, 1998 includes an extraordinary item of $51.6 million which represents the charge resulting from divestitures or disposals that had occurred during the three months ended October 31, 1998 as well as the writedown of the assets of businesses identified to be divested or disposed subsequent to October 31, 1998. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). At October 31, 1998, the remaining carrying amount of the businesses identified to be divested or disposed was $123.2 million.

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)


7.   Nonrecurring Charge

     During the second quarter ended July 31, 1998, the Company terminated several of its physician management and employment agreements which resulted in a pretax charge of approximately $5.3 million. The charge is composed primarily of the write-off of the remaining intangible assets as well as severance and legal costs.

8.   Gain on Sale of Assets

     During the nine months ended October 31, 1998 the Company sold real estate and a radiation therapy center for $7.8 and $2.5 million, respectively. These sales resulted in gains of $4.5 million and $0.9 million, respectively. In connection with the sale of real estate, $2.6 million was paid in cash and the Company recorded a note receivable for the balance of $5.2 million. The note bears interest at 9.5% and has a final maturity of August 2008. During the nine months ended October 31, 1997 the gain on sale of assets resulted primarily from the sale of a radiation therapy center and real estate. Proceeds from these sales were $1.5 million and $3.1 million (including a $1.7 million note receivable), respectively. These sales resulted in gains of $0.7 million and $1.3 million, respectively.


9.   Provision for Writedown of Notes Receivable

     During the third quarter ended October 31, 1998, the Company wrote down certain notes receivable that were collateralized by shares of Common Stock of the Company to their estimated net realizable value. In the case of one such note receivable the shares of Common Stock were tendered to the Company and accordingly the Company recorded the shares as treasury stock. Based on the estimated net realizable value of the notes receivable, the Company recorded a pretax charge of approximately $2.7 million.

10.  Net Income per Share

     The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)


                                                                                                            Per Share
(In thousands, except per share data)                                         Income          Shares          Amount
                                                                           -------------   -------------  -------------


Three Months Ended October 31, 1998
-----------------------------------------------------------
Basic earnings per share
        Loss available to common stockholders                              $  (9,119)        33,548        $  (0.27)
        Extraordinary item                                                   (51,552)            --           (1.54)
                                                                           ---------       --------        --------
        Net loss available to common stockholders                            (60,671)        33,548        $  (1.81)

Effect of dilutive securities                                                     --             --              --
                                                                           ---------       --------        --------

Diluted earnings per share                                                 $ (60,671)        33,548        $  (1.81)
                                                                           ==========      ========        ========

Three Months Ended October 31, 1997
-----------------------------------------------------------

Basic earnings per share
        Net loss available to common stockholders                          $  (4,369)        29,917        $  (0.15)

Effect of dilutive securities                                                     --             --              --
                                                                           ---------       --------        --------

Diluted earnings per share                                                 $  (4,369)        29,917         $ (0.15)
                                                                           =========       ========        ========

Nine Months Ended October 31, 1998
-----------------------------------------------------------

Basic earnings per share
        Loss available to common stockholders                              $  (2,615)        33,245        $  (0.08)
        Extraordinary item                                                 $ (51,552)            --        $  (1.55)
                                                                           ---------       --------        --------
        Net loss available to common stockholders                          $ (54,167)        33,245        $  (1.63)

Effect of dilutive securities                                                     --             --              --
                                                                           ---------       --------        --------

Diluted earnings per share                                                 $ (54,167)        33,245         $ (1.63)
                                                                           ==========      ========        ========

Nine Months Ended October 31, 1997
-----------------------------------------------------------

Basic earnings per share
        Net loss available to common stockholders                          $   4,457         29,331          $ 0.15

Effect of dilutive securities
        Stock options                                                             --            155              --
        Convertible debt                                                          96            270              --
                                                                           ---------       --------        --------

Diluted earnings per share                                                 $   4,553         29,756        $   0.15
                                                                           =========       ========        ========

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)



     For the three and nine months ended October 31, 1998 and 1997, no related adjustments to income were made for the common stock equivalents related to the Debentures since the effect would be antidilutive. For the three and nine months ended October 31, 1998 and the three months ended October 31, 1997 no potential common shares were included in calculating diluted earnings per share due to the fact that there were losses from continuing operations and therefore the effect would be antidilutive.


11.  Ratio of Earnings to Fixed Charges

     For the three and nine months ended October 31, 1998, the ratio of earnings to fixed charges was less than 1.0. For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the three and nine months ended October 31, 1998 for purposes of computing the ratio of earnings to fixed charges, the Company's earnings were inadequate to cover fixed charges by $13.9 million and $4.4 million, respectively.


12.  Accounting Changes and Pronouncements

     Effective February 1, 1998, management changed its policies regarding amortization of its management services agreement intangible assets. The Company adopted a maximum of 25 years (from the inception of the respective intangible asset) as the useful life for amortization of its management services agreement intangible assets. Using the unamortized portion of the intangible at January 31, 1998, the Company began amortizing the intangible over the remainder of the 25 year useful life. These costs had historically been charged to expense through amortization using the straight line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represented a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. This change increased amortization expense relating to existing intangible assets at January 31, 1998, by approximately $740,000 annually.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. Physician practice management companies ("PPMs") will be required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company will adopt EITF 97-2 in the fourth quarter of this fiscal year. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or its earnings. During August 1998, the Company announced its plan to divest and exit the PPM business. The majority of these assets are recorded as assets held for sale at October 31, 1998. However, the impact of this statement would have resulted in a reduction of reported revenues and expenses for the three and nine months ended October 31, 1998, by a maximum of $15.2 million and $49.9 million, respectively. The Company has implemented EITF 97-2 for all transactions occurring after November 20, 1997.

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

                                PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended October 31, 1998 and 1997 (Unaudited)


assets. The Company has not yet completed its evaluation of the impact of this Statement on the Company's financial statements.


13.  Legal Proceedings

     On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company is currently in the process of appealing the ruling to a Florida District Court of Appeals and the Board has stayed the enforceability of its ruling pending the appeal. In the event the Board of Medicine's ruling is eventually upheld, the Company may be forced to renegotiate those provisions of the contracts which are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The majority of the contracts affected by this ruling are with the physician practices the Company has identified to be divested or disposed and for which the assets are included in assets held for sale at October 31, 1998.


14. Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.


15.  Subsequent Events

     During December 1998, Robert A. Miller resigned as President and a member of the Board of Directors of the Company. In addition, during December 1998, the Company and Robert A. Miller entered into a Separation and Severance agreement (the "Miller Severance Agreement") and a Consulting Agreement for Physician Practice Management Assets (the "Miller Consulting Agreement"). Pursuant to the Miller Severance Agreement, the Company is required to pay Mr. Miller a severance payment equal to $617,528, which will be recorded as severance expense during the fourth quarter ended January 31, 1999. Mr. Miller agreed not to solicit any employees of the Company and not to compete against the Company for a period of two years from the termination of the Miller Consulting Agreement. The Miller Consulting Agreement provides for Mr. Miller to assist the Company in its divestiture of certain assets held for sale. In consideration for such services, the Company is required to pay to Mr. Miller $390,000.

     During December 1998, the Company announced that Michael Heffernan will assume the role of President of the Company. Mr. Heffernan has been a Director of the Company since October 1997 and Chief Executive Officer of CSL since 1995.

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit ($16.0 million of which was outstanding at October 31, 1998, $6.0 million of such $16.0 million outstanding was for letters of credit) for working capital and acquisition purposes. The existing credit agreement (i) prohibits the payment of dividends by the Company; (ii) limits the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) requires the Company to comply with certain financial covenants which include minimum net cash flow requirements. The existing credit agreement currently provides that loans made under the credit agreement may only be used for acquisitions approved by the lenders. The Company has recently negotiated an amendment to its credit agreement. The amended credit agreement provides a $25 million revolving line of credit for working capital with availability based upon a borrowing base comprised of fixed assets and accounts receivable. The line matures in March 1999. Twenty-five percent of the proceeds from asset sales will be required to be used to repay the line.

    During December 1998, the Company granted options to purchase approximately 650,000 shares of common stock of the Company to its non-officer employees. The options were granted at $4.00 per share and generally vest over three years and expire 10 years after the date of grant. Of the 650,000 options granted to its non-officer employees, 260,000 represent a repricing of 205,000 options that were previously granted at prices ranging from $10.13 to $19.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Until August 1998 (see "Recent Events"), the Company has been an integrated medical management company that provides management services to the medical community. The Company has also provided real estate development and consulting services to related and unrelated third parties for the development of medical malls, medical office buildings, and health parks. The Company had previously affiliated with physicians by acquiring their practices and entering into long-term management agreements with the acquired practices. The Company also affiliates with physicians by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company has ownership interests. The Company also provides ancillary services including radiation therapy, diagnostic imaging, infusion therapy, home healthcare, lithotripsy services, ambulatory surgery and clinical research studies. As of October 31, 1998, the Company remains affiliated through long-term agreements with approximately 342 physicians; has obtained interests in MSOs in Connecticut, Georgia, New Jersey, New York and Florida that provide management services to IPAs composed of over approximately 8,000 multispecialty physicians; purchased a company that provides contract management services to approximately 4,000 physicians in specialty care networks; purchased Clinical Studies Ltd. ("CSL"), a site management organization conducting clinical research for pharmaceutical companies and clinical research organizations at 35 centers located in 15 states; and acquired several ancillary services companies and a company that provides real estate services.

     In January 1996, the Company changed its fiscal year end from December 31 to January 31.

Recent Events

     During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize shareholder value, including possible mergers, asset sales, management buy back, other business combinations or strategic transactions. During July 1998, the Company hired an investment banker in conjunction with its decision to pursue strategic alternatives. During August 1998, PhyMatrix Corp. announced that the Company's Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to establish the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company will link its nationally focused hospital affiliations and its 92 physician networks with the clinical trials site management and healthcare outcomes research operations.

     During August 1998, the Board also approved, consistent with achieving its stated restructuring goal, its plan to divest and exit its physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, and radiation therapy. The revenue and pretax income of these businesses which have been identified to be divested or disposed for the three and nine months ended October 31, 1998 were $47.0 million and $0.1 million and $147.2 million and $7.8 million, respectively. Net loss for the three and nine months ended October 31, 1998 includes an extraordinary item of $51.6 million which represents the charge resulting from divestitures or disposals that had occurred during the three months ended October 31, 1998 as well as the writedown of the assets of businesses identified to be divested or disposed subsequent to October 31, 1998. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). The Company currently expects to realize net proceeds of approximately $123.2 million from the sale of the businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at October 31, 1998.

Acquisitions and CSL Merger

Nine Months Ended October 31, 1998 Acquisitions

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

     During February 1998, the Company completed the formation of an MSO with Beth Israel Medical Center and the physician organizations that represent more than 1,700 physicians of Beth Israel and its parent corporation. The Company owns one-third of the MSO. The Company provides management services for the MSO which provides the physicians and hospitals with medical management and contract negotiation support for risk agreements with managed care payors. In connection with the formation of the MSO, PhyMatrix Management Company, Inc. ("Management"), a subsidiary of the Company, agreed with Beth Israel Medical Center ("Beth Israel") that Management and its affiliates (including the Company) would not, directly or indirectly, (i) operate, manage or provide risk contract management services to any physicians, IPAs or group practices located in New York County, Kings County or Westchester County, New York (the "Restricted Zone") which are affiliated with a hospital or hospital system or any affiliate (with certain exceptions) or (ii) participate with a hospital or hospital system or any affiliate (other than Beth Israel) in an MSO or other person that operates, manages or provides risk contract management services within the Restricted Zone (with certain exceptions). In addition, the owners of two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven.

     During February 1998, the Company purchased a diagnostic imaging center located in Delray Beach, Florida. The base purchase price was approximately $6,570,000. The base purchase price was paid in 495,237 shares of Common Stock of the Company. There is also a contingent payment up to a maximum of $2,000,000 based on the center's earnings before taxes during 1998, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including goodwill of $6,570,000. The resulting intangible has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5,100,000 of Common Stock. There is also a contingent payment up to a maximum of $1,900,000 based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. The purchase price was allocated to the assets at fair market value including management services agreements of $4,720,000. The resulting intangible has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company manages for the MSO the medical risk contracting for the more than 2,600 physicians in IPAs in New York. The base purchase price was $2,970,000. Of such price, $1,470,000 was paid in cash and 143,026 shares of Common Stock were issued having a value of $1,500,000. There are also contingent payments up to a maximum of $5,000,000 payable in cash and Common Stock, with $4,000,000 of such amount based upon earnings during the three years after the closing date and the remaining $1,000,000 based upon the achievement of certain conditions during any twelve month period during the three years after the closing date. The base purchase price was allocated primarily to goodwill and is being amortized over 25 years.

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

Year Ended January 31, 1998 Acquisitions (all information related to the number of physicians is as of the acquisition date)

Physician Practices

     During February 1997, the Company purchased the stock of a six physician practice pursuant to a merger and entered into a 40-year management agreement with the practice in exchange for 159,312 shares of Common Stock of the Company having a value of approximately $2,440,000. The transaction has been accounted for using the pooling-of-interests method of accounting. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During February 1997, the Company purchased the assets of and entered into a 40-year management agreement with five physicians in Utah. The purchase price was $2,498,148. Of such purchase price, $1,378,148 was paid in cash and 75,293 shares of Common Stock of the Company were issued having a value of $1,120,000. The purchase price was allocated to the assets at their fair market value, including management services agreements of $1,364,482. The resulting intangible has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The consideration paid in this transaction was $2,550,000. The amount paid has been allocated to management services agreements and has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

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

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12,600,000 plus the assumption of debt and capital leases totaling $1,570,000. Of such purchase price, $600,000 was paid in cash and the remaining $12,000,000 was paid by the issuance of 773,026 shares of Common Stock of the Company, 562,500 of which were issued in June 1997 and 210,526 of which were issued in September 1997. There is also a contingent payment with a maximum of $2,675,000 based on the centers' earnings before taxes over the two years subsequent to the closing, which is payable in cash. During September 1998, the Company paid $1,337,500 of such contingent payment in cash and has accrued for the remaining $1,337,500 at October 31, 1998. The purchase price was allocated to the assets at their fair market value, including goodwill of $12,955,273. The resulting intangible has been amortized over 30 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During June 1997, the Company acquired the remaining 20% interest in a lithotripsy company that it purchased during 1994. The interest was acquired in exchange for cash and 54,500 shares of Common Stock of the Company having a total value of $2,005,000. The purchase price was allocated to goodwill and has been amortized over 20 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During August 1997, the Company purchased certain assets and assumed certain liabilities of, and entered into an administrative services agreement with BAB Nuclear Radiology, P.C., to provide administrative services to five diagnostic imaging centers on Long Island, New York. The consideration paid in this transaction was approximately $10,450,000 in cash, $15,000,000 in convertible notes and the assumption of $1,621,000 in debt. The convertible notes bear interest at 5% and are payable in three equal installments in November 1997 and February and May 1998. At the option of the Company, the notes are payable in either cash or shares of Common Stock of the Company. The first two installments were paid in shares of Common Stock of the Company and the final installment was paid in cash during May 1998. The amount paid was allocated to the assets at their fair market value, including management services agreements of $23,023,256 and has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During November 1997, the Company purchased certain assets of, and entered into an administrative services agreement with Highway Imaging Associates, LLP, to provide administrative services to a diagnostic imaging center in Brooklyn, New York. The consideration paid in this transaction was approximately $1,700,000. Of such amount, approximately $200,000 was paid in cash and $1,500,000 was paid by the issuance of 108,108 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management services agreements of $1,598,421, and has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During December 1997, the Company purchased certain assets, assumed certain liabilities of, and entered into an administrative services agreement with Ray-X Management Services, Inc., to provide administrative services to a diagnostic imaging center in Queens, New York. The consideration paid in this transaction was approximately $9,500,000. Of such amount, approximately $175,000 was paid in cash, $775,000 was assumed debt and $8,550,000 was paid by the issuance of 616,215 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management services agreements of $8,133,680, and has been amortized over 25 years. At October 31, 1998 the Company has recorded the estimated net realizable value of this business as assets held for sale.

CSL Merger

     Effective October 15, 1997, a subsidiary of the Company merged with CSL in a transaction that was accounted for as a pooling of interests. The Company exchanged 5,204,305 shares of its Common Stock for all of the outstanding common stock of CSL. The Company's historical financial statements for all periods have been restated to include the results of CSL. As a result of the merger certain costs incurred by CSL will be noncontinuing. During the three and nine months ended October 31, 1997, the merger and other noncontinuing costs represented merger costs incurred in conjunction with the acquisition of CSL and management fees paid to the principal shareholders of CSL.

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


                                                                                                              (B)
                                                                                            (A)             Adjusted
                                                                     As Reported         Pro Forma         Pro Forma
                                                                  --------------------------------------------------------
                                                                             (In thousands, except per share data)
FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
Net revenue                                                         $  91,568           $  91,568          $  91,568
Merger and other noncontinuing costs                                   10,150              10,150                 --
Net income                                                             (4,369)             (4,742)             5,408
Net income per  share - basic                                       $   (0.15)          $   (0.16)         $    0.18
Net income per share - diluted                                      $   (0.15)          $   (0.16)         $    0.18
Weighted average number of shares outstanding - basic                  29,917              29,917             29,917
Weighted average number of shares outstanding - diluted                29,917              29,917             29,917

FOR THE NINE MONTHS ENDED OCTOBER 31, 1997
Net revenue                                                         $ 250,344           $ 250,344          $ 250,344
Merger and other noncontinuing costs                                   11,057              11,057                 --
Net income                                                              4,457               3,832             14,526
Net income per share - basic                                        $    0.15           $    0.13          $    0.50
Net income per share - diluted                                      $    0.15           $    0.13          $    0.49
Weighted average number of shares outstanding - basic                  29,331              29,331             29,331
Weighted average number of shares outstanding - diluted                29,756              29,756             29,756


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

Accounting Treatment

     The terms of the Company's relationships with its affiliated physicians are set forth in various asset and stock purchase agreements, management services agreements, and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquired the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable typically were purchased at the net realizable value. The purchase price of the practice generally consisted of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. The management services or employment agreements delineate the responsibilities and obligations of each party.

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

     Net revenue from management services agreements include the revenues generated by the physician practices. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs and all payments to physicians (which are reflected as cost of affiliated physician management services) as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. Physician practice management companies ("PPMs") will be required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company will adopt EITF 97-2 in the fourth quarter of this fiscal year. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or its earnings. During August 1998, the Company announced its plan to divest and exit the PPM business. The Company is currently working to complete these divestitures and the majority of these assets are recorded as assets held for sale at October 31, 1998. However, the impact of this statement would have resulted in a reduction of reported revenues and expenses for the three and nine months ended October 31, 1998, by a maximum of $15.2 million and $49.9 million, respectively. The Company has implemented EITF 97-2 for all transactions occurring after November 20, 1997. Net revenues under management services agreements for the three and nine months ended October 31, 1998, were $39.0 million and $126.5 million, respectively.

Results of Operations

Three and Nine Months Ended October 31, 1998 Compared to Three and Nine Months Ended October 31, 1997

     The following discussion reviews the results of operations for the three and nine months ended October 31, 1998 (the "1999 Quarter" and "1999 Period"), respectively, compared to the three and nine months ended October 31, 1997 (the "1998 Quarter" and "1998 Period"), respectively.

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

     Net revenues were $83.1 million and $279.4 million for the 1999 Quarter and 1999 Period, respectively. Of this amount, $27.5 million and $86.8 million or 33.1% and 31.1% of such revenues was attributable to cancer services; $37.6 million and $122.5 million or 45.3% and 43.8% was related to noncancer physician services; $17.4 million and $61.5 million or 20.9% and 22.0% of such revenues was attributable to other ancillary services; and $0.6 million and $8.6 million or 0.7% and 3.1% related to real estate services. Included in revenues related to noncancer physician services are revenues of $0.1 million and $3.6 million for the 1999 Quarter and the 1999 Period, respectively, related primarily to physician employment and management agreements the Company had terminated as of October 31, 1998.

     Net revenues were $91.6 million and $250.3 million for the 1998 Quarter and 1998 Period, respectively. Such revenues consisted of $27.7 million and $80.0 million or 30.3% and 31.9% related to cancer services; $38.6 million and $106.5 million or 42.2% and 42.6% related to noncancer physician services; $20.1 million and $48.2 million or 21.9% and 19.3% related to other ancillary services; and $5.2 million and $15.6 million or 5.6% and 6.2% related to real estate services. Included in revenues related to noncancer physician services are revenues of $2.1 million and $8.5 million for the 1998 Quarter and the 1998 Period, respectively, related primarily to physician employment and management agreements the Company had terminated as of October 31, 1998.

Expenses

     The Company's cost of affiliated physician management services was $15.2 million and $49.9 million or 38.8% and 39.4% of net revenue from management services agreements during the 1999 Quarter and 1999 Period, respectively. The cost of affiliated physician management services was $16.9 million and $50.4 million or 39.9% and 42.7% of net revenue from management services agreements during the 1998 Quarter and 1998 Period, respectively. Net revenue for the physician practices managed by the Company was $39.0 million and $126.5 million during the 1999 Quarter and 1999 Period and $42.3 million and $118.0 million during the 1998 Quarter and 1998 Period, respectively. The cost of affiliated physician management services as a percentage of net revenue from management services varies based upon the type of physician practices.

     The Company's salaries, wages, and benefits decreased by $1.5 million from $24.5 million or 26.7% of net revenues during the 1998 Quarter to $23.0 million or 27.7% of net revenues during the 1999 Quarter and increased by $6.3 million from $63.6 million or 25.4% of net revenues during the 1998 Period to $69.9 million or 25.0% of net revenues during the 1999 Period. For the 1999 Period the change as a percentage of net revenues is primarily attributable to the additional salaries, wages and benefits from the expansion of the Company's businesses during the year ended January 31, 1998. In general, salaries, wages, and benefits vary depending on whether the physician practice or ancillary service company is owned or managed.

     The Company's supplies expense increased by $3.0 million from $12.0 million or 13.1% of net revenues during the 1998 Quarter to $15.0 million or 18.1% of net revenues during the 1999 Quarter and $12.1 million from $31.9 million or 12.7% of net revenues during the 1998 Period to $44.0 million or 15.8% of net revenues during the 1999 Period. The increase in supplies expense as a percentage of revenue is due to acquisitions of various ancillary service companies that are more supply intensive.

     The Company's depreciation and amortization expense increased by $0.8 million from $3.0 million or 3.3% of net revenues during the 1998 Quarter to $3.8 million or 4.6% of net revenues during the 1999 Quarter and $3.2 million from $7.8 million or 3.1% of net revenues during the 1998 Period to $11.0 million or 3.9% of net revenues during the 1999 Period. The increase is primarily a result of the acquisitions completed after the 1998 Quarter and the allocation of the purchase prices as required by purchase accounting and also the effect of the Company's change in policy regarding certain intangibles. Effective February 1, 1998, management changed its policies regarding amortization of its management services agreement intangible assets. The Company adopted a maximum of 25 years (from the inception of the respective intangible asset) as the useful life for amortization of its management services agreement intangible assets. Using the unamortized portion of the intangible at January 31, 1998, the Company began amortizing the intangible over the remainder of the 25 year useful life. These costs had historically been charged to expense through amortization using the straight line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represented a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. This change increased amortization expense relating to existing intangible assets at January 31, 1998, by approximately $740,000 annually.

     The Company's rent expense increased by $0.8 million from $4.6 million or 5.0% of net revenues during the 1998 Quarter to $5.4 million or 6.5% of net revenues during the 1999 Quarter and $3.3 million from $11.7 million or 4.7% of net revenues during the 1998 Period to $15.0 million or 5.4% of net revenues during the 1999 Period. Rent expense as a percentage of net revenue varies depending upon the size of each of the affiliated practice's offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market.

     The Company's provision for bad debt increased by $1.5 million from $0.9 million or 1.0% of net revenues to $2.4 million or 2.9% of net revenues during the 1999 Quarter and $1.1 million from $3.2 million or 1.3% of net revenues to $4.3 million or 1.5% of net revenues during the 1999 Period. The increase as a percentage of revenues is primarily attributable to the additional provision required.

     The Company's merger and other noncontinuing costs of $10.2 million and $11.1 million during the 1998 Quarter and the 1998 Period, respectively, represent the merger transaction costs related to the CSL merger as well as certain noncontinuing salary, consulting and management fee expenses incurred by CSL. The merger transaction costs were recorded during the 1998 Quarter which represents the quarter in which the transaction closed.

     The Company's nonrecurring charge of $5.3 million during the 1999 Period represents the charge resulting from the termination of several physician management and employment agreements during the second quarter.

     The Company's gain on sale of assets of $5.4 million during the 1999 Period represented gains from the sale of real estate of approximately $4.5 million during July 1998 and from the sale of a radiation therapy center of approximately $0.9 million during February 1998. The gain on sale of assets of $1.2 million and $1.9 million during the 1998 Quarter and the 1998 Period, respectively, resulted from the sale of real estate and a radiation therapy center.

     The Company's extraordinary item of $51.6 million (net of tax benefit of $8.4 million) during the 1999 Quarter and the 1999 Period represents the charge resulting from divestitures or disposals that had occurred during the 1999 Quarter as well as the writedown of the assets of the businesses identified to be divested or disposed subsequent to

October 31, 1998. The carrying value of the assets of these businesses were written down to their estimated net realizable value (less costs to sell).

     The Company's provision for the loss on notes receivable of $2.7 million during the 1999 Quarter and the 1999 Period represents the writedown of several notes receivable that were collateralized by shares of Common Stock of the Company to their net realizable value.

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

     The Company's income tax expense decreased by $8.6 million from $7.1 million or 32.7% of pretax income (prior to merger costs of $10.2 million which are not tax deductible) during the 1998 Period to a benefit of $(1.5) million or 36.4% of pretax loss before extraordinary item during the 1999 Period. The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes. The Company follows the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes."

Assets Held for Sale

     During August, 1998, the Company initiated its plan to divest and exit its PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, and radiation therapy. Based on fair market value estimates, the Company wrote down the carrying amounts of these businesses to estimated fair value less cost to sell. This charge is included in the Company's results from operations for the quarter ended October 31, 1998, as an extraordinary item and consists primarily of goodwill impairment. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). At October 31, 1998, the remaining carrying amount of these businesses was $123.2 million. The revenue and pretax income of these businesses which have been identified to be divested or disposed for the three and nine months ended October 31, 1998 were $47.0 million and $0.1 million and $147.2 million and $7.8 million, respectively.

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

     During August 1998, Bruce A. Rendina resigned as CEO and President of DASCO and Vice Chairman of the Company. During September 1998, Mr. Rendina entered into a Business Agreement (the "Business Agreement") with the Company. The Business Agreement was entered into in settlement of certain claims by both the Company and Rendina relating to Mr. Rendina's future competition with the Company. The Business Agreement provides that the Company has the exclusive development rights to 27 separate projects located in 12 separate states. In addition, the Company and Mr. Rendina have agreed to share fees with respect to five asset conversion projects and six medical facility development projects whereby Mr. Rendina is entitled to the first twenty-five percent of the projected development fees received on any shared fee project and the Company and Mr. Rendina evenly split the remaining portion of the fees for such projects. The Business Agreement also permits Mr. Rendina and his affiliates to pursue independently the development of six separate projects in five states. Finally, the Company and Mr. Rendina have provided mutual releases of each other with respect to any event related to the business and employment relationships of the parties. The Company has not yet determined the impact of Mr. Rendina's resignation on the business and future results of operations of this segment, and there can be no assurance that his resignation will not have a material adverse impact on the business and results of operations of the Company as a whole. In addition, pursuant to the restructuring the Company is currently evaluating its options as they relate to the future of the real estate services segment which may include continuing to operate the division or the sale or the discontinuance of the division.

     During the 1999 Quarter and the 1999 Period, the Company's real estate services generated revenues of $0.6 million and $8.6 million and operating
(loss) income of ($1.1) million and $2.6 million, respectively. In addition, the real estate services segment recorded a gain on sale of real estate of $4.5 million during the 1999 Period.

Liquidity and Capital Resources

     Cash used by operating activities was $0.8 million for the 1999 Period. Cash used by operating activities was $4.2 million for the 1998 Period. At October 31, 1998, the Company's principal sources of liquidity consisted of working capital of $157.5 million which included $24.2 million in cash and $123.2 million in assets held for sale. The Company also had $28.2 million of current liabilities, including approximately $10.6 million of indebtedness maturing before October 31, 1999.

     Cash used by investing activities was $12.5 million for the 1999 Period. This primarily represents the total funds required by the Company for acquisitions and capital expenditures of $15.5 million and advances under notes receivable of $2.0 million offset by proceeds from the sale of assets of $5.1 million during the 1999 Period. Cash used by investing activities was $33.4 million for the 1998 Period. This primarily represents funds required by the Company for acquisitions and capital expenditures of $42.5 million and the advances under notes receivable of $3.5 million, partially offset by repayments of notes receivable of $10.0 million and proceeds of $3.0 million from the sale of assets during the 1998 Period.

     Cash used by financing activities was $11.9 million for the 1999 Period and primarily represented the repayment of debt of $8.2 million, purchase of treasury stock of $0.5 million and advances to shareholder of $3.1 million. Cash provided by financing activities was $8.2 million for the 1998 Period, which was primarily composed of the proceeds from issuance of debt of $12.0 million and the release of cash collateral of $4.5 million offset by the repayment of debt of $7.3 million and the payment of dividends of $1.8 million.

     In conjunction with various acquisitions that were completed through October 31, 1998, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $29.2 million over the next five years. The payments, if required, are payable in cash and/or Common Stock of the Company and have not been reflected on the balance sheet at October 31, 1998. In addition, in conjunction with the acquisition of a clinical research center and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next five years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

     During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company has committed to expend up to $40 million (of which none has been expended as of October 31, 1998) to be utilized for the expansion of the network.

     In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of October 31, 1998, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above. This amount is included in other long-term liabilities on the balance sheet.

     In conjunction with the restructuring (as described earlier in "Recent Events"), the Board approved its plan to divest and exit its PPM business and certain of its ancillary services businesses including diagnostic imaging, lithotripsy, and radiation therapy. The revenue and pretax income of these businesses which have been identified to be divested or disposed for the three and nine months ended October 31, 1998 were $47.0 million and $0.1 million and $147.2 million and $7.8 million, respectively. Net loss for the three and nine months ended October 31, 1998 includes an extraordinary item of $51.6 million which represents the charge resulting from divestitures or disposals that had occurred during the three months ended October 31, 1998 as well as the writedown of the assets of businesses identified to be divested or disposed subsequent to October 31, 1998. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). The net realizable value of the assets identified to be divested or disposed was $123.2 million at October 31, 1998.

     The Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15 million of its Common Stock from time to time on the open market at prevailing market prices. Through November 1998, the Company had repurchased 213,000 shares at a net purchase price of $0.5 million. The Board of Directors of the Company has temporarily discontinued the share repurchase plan until the completion of certain asset sales at which time the Company will reinstate the share repurchase plan.

     The development and implementation of the Company's management information systems will require ongoing capital expenditures. The Company expects that its working capital of $157.5 million at October 31, 1998, which includes cash of $24.2 million and the expected cash to be generated from the sale of the businesses identified to be divested or disposed, will be adequate to satisfy the Company's cash requirements for the next 12 months. The Company's capital needs over the next several years may exceed capital generated from operations. To finance its capital needs, the Company may incur indebtedness and issue, from time to time, additional debt or equity securities, including Common Stock or convertible notes. However, there can be no assurance that the Company will not be required to seek additional financing during this period. The failure to raise the funds necessary to finance its future cash requirements would adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit ($16.0 million of which was outstanding at October 31, 1998, $6.0 million of such $16.0 million outstanding was for letters of credit) for working capital and acquisition purposes. The existing credit agreement (i) prohibits the payment of dividends by the Company; (ii) limits the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) requires the Company to comply with certain financial covenants which include minimum net cash flow requirements. The existing credit agreement currently provides that loans made under the credit agreement may only be used for acquisitions approved by the lenders. The Company has recently negotiated an amendment to its credit agreement. The amended credit agreement provides a $25 million revolving line of credit for working capital with availability based upon a borrowing base comprised of fixed assets and accounts receivable. The line matures in March 1999. Twenty-five percent of the proceeds from asset sales will be required to be used to repay the line.

Factors to be Considered

     The part of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998 concerning certain factors that could cause the Company's actual results to differ materially from the results anticipated in such forward-looking statements. This discussion is hereby incorporated by reference into this Quarterly Report. In addition, as discussed above, the Company has announced plans to divest and exit its PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. There can be no assurance that the Company will be successful in divesting and exiting any or all of these businesses, that any or all of these transactions will occur before any date or time, or that the Company will receive cash proceeds equal to the $123.2 million which it reflects as the carrying amount of these assets as of October 31, 1998. Further, there can be no assurance that the Company will be successful in establishing itself as a significant company in pharmaceutical contract research or in linking its nationally focused hospital affiliations and its physician networks with clinical trials site management and healthcare outcomes research.

Risks Associated With Year 2000

     The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). The Company expects to complete its full assessment of the Year 2000 issue no later than January 31, 1999, which is prior to any anticipated impact on its operating systems.

     The Company is currently engaged in a broad restructuring initiative aimed at repositioning the Company along two primary business lines - clinical research which includes clinical trials, outcomes research and pharmacy management services; and provider network services which includes support of the Company's IPA and affiliated hospital relationships. The Company is also moving forward with its plans to divest its businesses that do not fit with this new strategic direction. These businesses are the PPM business and certain of its ancillary services businesses, including lithotripsy, diagnostic imaging and radiation therapy.

     The Company has recently established a committee, led by its current acting Chief Information Officer and a cross-functional team, to build, develop and implement the information systems required for its pharmaceutical and network services business lines and to assess and remediate the effect of the Year 2000 Issue on the Company's operations. The Company will contact its clients, principal suppliers, and other vendors to assess whether their Year 2000 Issues, if any, will affect the Company. There is no guarantee that the systems of other companies on which the Company relies will be corrected in a timely manner or that the failure to correct will not have a material adverse effect on the Company's systems. Many Year 2000 dependencies have already been identified and addressed through planned systems and infrastructure evolution, replacement, or elimination. The continuing program described below is designed to permit the Company to identify and address all remaining Year 2000 systems and dependencies well in advance of the millennium change.

     The first phase of the program, conducting an inventory of all systems and dependencies that may be affected by the Year 2000 Issue, is substantially complete. The second phase of the program, the assessment and categorization of all the inventoried systems and dependencies by level of priority, reflecting their potential impact on business continuation, is underway. Based on this prioritization, the third phase will be to develop detailed plans to address each Year 2000 Issue and a general contingency plan in the event that any critical systems cannot be made fully compliant by January 1, 2000.

     The Company's information technology systems ("IT Systems") can be broadly categorized into the following areas: (i) clinical studies information systems,
(ii) managed care information systems, and (iii) other administrative information systems including financial accounting, payroll, human resource and other desktop systems and applications.

     The Company recognizes that investment in information systems is integral to its operations. The majority of the Company's technology expenditures relate to the development and implementation of both clinical information and managed care systems that are Year 2000 compliant. The clinical information systems are expected to be fully operational at all sites by April 30, 1999. The managed care systems are expected to be fully operational by December 31, 1999. The Company believes that the Year 2000-related remediation costs incurred through 1998 have not been material to its results of operations. The Company is not yet able to reasonably estimate the total costs to be incurred for completion of its Year 2000 strategy.

     Risks involved in the managed care applications include the risk that failures in the Company's managed care systems causing a backlog of claims or failures at one or more of the Company's payors will cause a delay in the payment of claims and capitation payments, either of which could negatively affect cash flows of the Company. The Company intends to develop contingency plans for failures at the Company's electronic trading partners. The Company intends to have contingency plans in place by July 1999. The nature of the Year 2000 issue, and the lack of historical experience in addressing it, however, could result in unforeseen risks.

     The Company's financial accounting system vendor has committed that the Company's system will be Year 2000 compliant. The Company expects to be fully Year 2000 compliant with its financial accounting systems no later than January 31, 1999 at a cost of approximately $30,000.

     The Company bills and collects for medical services from numerous third party payors in operating its business. These third parties include fiscal intermediaries that process claims and make payments on behalf of the Medicare program as well as insurance companies, HMO's and other private payors. As part of the Company's Year 2000 strategy, a comprehensive survey has been sent to all significant payors to assess their timeline for Year 2000 compliance and the impact to the Company of any potential interruptions in services or payments. The Company is working to accumulate the results by January 31, 1999. The Company is in the process of contacting its principal clients, suppliers, and other vendors concerning the state of their Year 2000 compliance. Until that effort is completed, the Company cannot be assured that such third party systems are or will be Year 2000 compliant and the Company is unable to estimate at this time the impact on the Company if one or more third party systems is not Year 2000 compliant.

     The foregoing assessment is based on information currently available to the Company. The Company can provide no assurance that applications and equipment that the Company believes to be Year 2000 compliant will not experience problems. Failure by the Company or third parties on which it relies to resolve Year 2000 problems could have a material adverse effect on the Company's results of operations.

                           PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27        Financial Data Schedule

(b) Reports on Form 8-K

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of December, 1998.




                              PHYMATRIX CORP.

                              By:    /s/ Frederick R. Leathers
                                     -------------------------------------------
                                     Financial Officer, Treasurer
                                     and Principal Accounting Officer