Form 10-K
period 1999-01-31
PHYMATRIX CORP
filed 1999-04-30
CIK 1002022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)


      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1999


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___ to ____.


                         Commission file number 0-27568


                                 PHYMATRIX CORP.
             (Exact name of registrant as specified in its charter)


              Delaware                                  65-0617076
      (State of incorporation)              (I.R.S. Employer Identification No.)


10 Dorrance Street, Suite 400, Providence, Rhode Island            02903
    (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (401) 831-6755

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $ 0.01 PER SHARE


      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      On April 9, 1999, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $39,979,551. On April 9, 1999, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 32,697,844.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      PhyMatrix Corp. (together with its subsidiaries, the "Company" or "PhyMatrix") is repositioning itself as a company that provides diverse services supporting the needs of the pharmaceutical and managed care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, as well as multi and single-specialty provider network management. Historically, the Company has been an integrated medical management company that provides medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company is in the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. The Company also has significantly downsized its medical facility development and consulting services. The Company currently estimates that by the end of its current fiscal year it will have exited a majority of its physician practice management ("PPM") and ancillary medical service businesses.

      The Company's strategic goal is to become a leader in the development of innovative healthcare solutions capable of meeting the current and emerging research, marketing and operations demands of the pharmaceutical and managed care industries services. The Company believes that significant synergy exists among its pharmaceutical services and provider network management divisions. The Company intends to leverage its key competencies - clinical trial site management, outcomes research and network management services - to provide solutions that benefit both pharmaceutical and managed care companies. Through the Company's ability to access clinical practitioners and patients, the Company will attempt to accelerate the rate of Food and Drug Administration ("FDA") approval of pharmaceutical products for its clients and enhance market acceptance of such products.

      The Company provides its clinical and outcomes research services through a wholly-owned subsidiary, Clinical Studies, Ltd. ("CSL"), a multi-therapeutic site management organization ("SMO") based in Providence, Rhode Island. CSL, which was acquired by the Company in October 1997, provides clinical investigative site management services to 38 research facilities in 16 states. The Company owns and centrally manages Phase I through IV research facilities to conduct clinical trials for the pharmaceutical and biotechnology industries and contract research organizations ("CROs") and provides a broad range of pre- and post-FDA approval services designed to expedite new product approval and market acceptance. The Company has participated in over 600 clinical trials for approximately 100 clients and enrolled over 20,000 patients. The Company conducts clinical research in over 10 therapeutic areas, with focused expertise in central nervous system, asthma and allergy, respiratory, oncology, endocrinology and women's health. The Company also designs and conducts customized economic and epidemiological research. The Company provides an environment for proactively collecting medical and economic data, thereby linking clinical with "real life" marketing considerations and quality cost-effective patient outcomes. The Company believes that a critical element of its ability to expedite the clinical process is its relationship with existing networks of approximately 9,000 physicians who have more than 8 million member patients.

      The Company provides network management services to independent physician associations ("IPAs"), specialty care physician networks and hospitals. The Company provides services to IPAs through management service organizations ("MSOs") in which the Company has ownership interests. The Company provides services to hospitals and specialty care networks primarily through management agreements. The Company offers these organized groups of physicians comprehensive network management services to enable them to fulfill their obligations to managed care organizations. These services include network development, medical management and managed care contracting. The Company also provides management expertise and services to managed care organizations. These services allow managed care organizations to provide efficient, cost-effective healthcare delivery while maintaining access to high-quality providers.

      Upon the completion of the sale of a majority of its non-core assets, the Company intends to change its name to Innovative Clinical Solutions, Ltd.

CLINICAL RESEARCH INDUSTRY OVERVIEW

      The clinical research industry is driven by the need of the pharmaceutical, biotechnology and medical device companies to thoroughly test new drugs and medical devices prior to commercialization in accordance with strict government regulations imposed by the FDA in the United States and various international authorities.

      Competitive and cost-containment pressures are forcing the pharmaceutical and biotechnology industries to become more efficient in developing new drugs. To improve returns on research and development investments, pharmaceutical and biotechnology companies ("Sponsors") are expanding their product pipelines and attempting to shorten the product development process. In response to similar pressures in the healthcare industry, many hospitals, physicians and other healthcare providers have added clinical research capabilities as an additional revenue source. Clinical research allows healthcare providers to extend their core competencies and leverage their direct access to patients.

      Sponsors have attempted to create process efficiencies, control fixed costs and expand capacity by outsourcing certain drug development and clinical research activities to CROs and SMOs. The amount of clinical research that is outsourced varies by Sponsor. In general, the Company believes that Sponsors will continue to increase the amount of outsourcing for a variety of reasons, including the ability to obtain temporary access to a particular therapeutic focus and expertise to develop products for many diseases.

      The global pharmaceutical and biotechnology industries spent approximately $35.0 billion in 1997 on research and development.
Approximately $7.0 billion in total was outsourced, including approximately $3.0 billion outsourced to CROs and approximately $4.0 billion outsourced to investigative sites.

CLINICAL INVESTIGATIVE SITE MANAGEMENT SERVICES

      The Company provides clinical investigative site management services to 38 research facilities in 16 states. The Company both owns and centrally manages Phase I through IV research facilities to provide a broad range of pre- and post-FDA approval services designed to expedite new product approval and market acceptance. The Company conducts clinical research in a wide variety of therapeutic areas, including central nervous system, asthma and allergy, respiratory, oncology, endocrinology and women's health. Services include project initiation (contracting, budgeting and regulatory), project management, patient recruitment and data collection.

      The Company believes that the size, therapeutic breadth and depth, experience and national scope of its SMO business together with its strong relationships with physicians and managed care companies offer it a competitive advantage as the SMO industry evolves. The Company is able to provide pharmaceutical companies and CROs with access to patients and cost-effective organization of data collection.

      Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The trial's success depends on the successful recruitment of experienced physicians (and other medical professionals) to serve as investigators for the clinical trials. The Company has direct access to approximately 80 investigators through its 38 sites. The speed with which trials can be completed is significantly affected by the rate at which patients who satisfy the requirements of the trial's protocol can be identified and enrolled. The Company believes it has an advantage in its ability to enroll qualified patients due to its relationship with networks of approximately 9,000 primary care and specialty-care physicians with over 8 million member patients.

      The information generated during clinical trials is critical for gaining marketing approval from the FDA or other regulatory agencies. Clinical trials must be monitored for strict adherence to good clinical practices ("GCP"). The Company's training programs, standard operating procedures and quality assurance and control programs aid the clinical investigators and their staff in following GCP and the established protocols of the studies. The Company has adopted standard operating procedures which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of the Company's nationwide clinical services.

      When prospective patients are enrolled in a clinical trial, they are required to review information about the drug and its possible side effects and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug under investigation and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering drugs to patients, as well as examining patients and conducting necessary tests. The Company's clinical research coordinators are responsible for completing Case Report Forms and tracking the patients' visits throughout the period of the study. The data is reviewed by clinical research associates from either the Sponsor or CRO and sent to the Sponsor for analysis.

      The Company's contracts provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, patients enrolled and other services required by the Sponsor. The Company's contracts range in duration from several months to several years. Revenue is earned as patient visits are conducted and such services are provided. Costs associated with contract revenue are recognized as incurred. Cash flows vary with each contract, although generally a portion of the contract fee is paid at the time the trial begins, with the balance paid as pre-determined contract milestones are satisfied.

      Generally, Sponsors may terminate a contract with the Company with or without cause. In the event of termination, the Company is entitled to payment for all work performed through the date of notice of termination and for costs associated with termination of the study. Clinical trials may be terminated for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment, manufacturing problems resulting in shortage of the drug and decisions by the Sponsor to de-emphasize or terminate either a particular trial or drug. A Sponsor's decision to terminate a sizable trial in which the Company participates could have a material adverse effect on the Company's business and results of operations.

OUTCOMES RESEARCH

      The Company designs and conducts customized economic and epidemiological research for the pharmaceutical, biotechnology, medical device and managed care industries. The Company also has expertise in developing patient registries and designing disease management programs. The Company provides an environment for proactively collecting medical and economic data, thereby linking clinical research with "real life" marketing considerations and quality cost-effective patient outcomes. These services enable regulators, healthcare providers, pharmaceutical and biotechnology companies and others to assess information concerning new medical therapies, including pricing and cost-effectiveness of new medical therapies.

PROVIDER NETWORK MANAGEMENT

INDUSTRY OVERVIEW

      The Health Care Financing Administration ("HCFA") estimates that national healthcare spending in 1996 exceeded $1 trillion, or 9% of the gross domestic product ("GDP"). HCFA projects that annual healthcare spending will increase at a compound annual growth rate of over 8% to $1.5 trillion, or 16% of the GDP by year 2000. Increasing concern over the cost of healthcare in the United States has led to numerous initiatives to contain the growth of healthcare expenditures, particularly in the government entitlement programs of Medicare and Medicaid. These concerns and initiatives have contributed to the growth of managed care. From 1991 to 1996, HMO enrollment in the United States increased from 37 million to 60 million. As markets evolve from traditional fee-for-service medicine to managed care, HMOs and healthcare providers confront market pressures to provide high quality healthcare in a cost-effective manner. Managed care typically involves a third party (frequently the payor) governing the provision of healthcare with the objective of ensuring delivery in a high quality and cost effective manner. One method for achieving this objective is the implementation of capitated payment systems in which traditional fee-for-service methods of compensating healthcare providers are replaced with systems that create incentives for the provider to manage the healthcare needs of a defined population for a set fee.

PROVIDER NETWORK MANAGEMENT SERVICES

      The Company provides network management expertise and services to single and multi-specialty healthcare providers and managed care organizations. These services allow managed care organizations to provide efficient, cost-effective healthcare delivery while maintaining access to high-quality providers. The Company also offers comprehensive network managed care services to organized groups of physicians, enabling them to fulfill their obligations to managed care organizations.

      The Company actively pursues contractual arrangements with managed care organizations. The Company develops specialty care networks within which the affiliated physicians are responsible for providing all or a portion of specific healthcare services to a particular patient population. The Company provides managed care contracting services to national and local physician specialty care networks containing over 3,000 physician members. Through its specialty care networks, the Company facilitates the delivery of healthcare services to approximately 8 million member patients. The Company provides services, including initiating and completing contract negotiations, claim adjudication processing, financial, quality assurance and utilization management reporting, credentialing, network management (such as provider relations and recruitment), financial management (which involves risk pool management) and providing payment arrangements for providers and shared member services with health plans. The Company plans to continue to increase its managed care capabilities into additional specialty care physician networks and expand existing relationships with established managed care organizations. Currently, the Company does not share in any downside capitation risk. The Company's network specialties include allergy, chiropractic, dermatology, gastroenterology, hospitalist, podiatry, pulmonary and urology.

      The Company manages IPAs through MSOs in which the Company has ownership interests. The Company operates six MSOs in three states, providing network management services to more than 5,000 physicians, primarily in the Northeast.

      An IPA is generally composed of a group of independent physicians who form an association for the purpose of contracting as a single entity. Participation in IPAs and specialty care networks allow individual practitioners to access patients in their respective areas through contracts with HMOs without having to join a group practice. The IPA structure not only increases the contracting power of the constituent practices, but also provides a foundation for the development of an integrated physician network. IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing managed care contracts. As a result, previously unaffiliated physicians can assume and more effectively manage capitated risk. The Company believes that organized providers of healthcare, like IPAs, will play a significant role in delivering cost effective, quality medical care.

      The MSO is a joint venture between a physician organization (usually an IPA, although sometimes a hospital) and a management organization, such as the Company. The Company generally affiliates with an MSO by acquiring an equity interest in it. The MSO enters into a long-term management services agreement with an IPA or other physician organization pursuant to which the MSO provides management services to the IPA or organization. The MSO then enters into a services agreement with the Company pursuant to which the Company provides some or all of the management services that the MSO is required to provide to its affiliated physicians. The fee paid to the Company is generally either a fixed amount per enrollee or a specified percentage of capitated revenues. In addition, the Company may be entitled to participate in risk pools. Currently, the Company does not share in any downside risk. The fees are set to be competitive within the geographic area in which the IPA is located.

      The Company has formed an MSO with Beth Israel Medical Center and physician organizations that represent approximately 1,000 primary care and specialty physicians of Beth Israel and St. Luke's-Roosevelt Hospital Center, the hospitals that comprise Greater Metropolitan Health Systems, Inc. This MSO provides the physicians and hospitals with medical management and contract negotiation support for risk agreements with managed care payors. The Company and Beth Israel Medical Center also have entered into a management agreement to expand both organizations' involvement in pharmaceutical industry-sponsored research. The Company and Beth Israel will work with many leading pharmaceutical companies on Phase I through Phase IV clinical trials.

      The Company is focused on integrating its network physicians with its clinical site management services because it believes that doing so will provide the IPA physicians with enhanced clinical information, the opportunity to generate more revenue and an enhanced reputation by participating in trials.

BUSINESSES HELD FOR SALE

      During August 1998, the Board of Directors approved, consistent with its goal of repositioning the Company, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. After further evaluation, the Company also decided to divest its home health business and exit its infusion therapy businesses. Net loss for the year ended January 31, 1999 includes an extraordinary item of $96.8 million which is primarily a non-cash charge resulting from divestitures or disposals that had occurred subsequent to August 1998, as well as the write-down of the assets of businesses identified to be divested or disposed subsequent to January 31, 1999.

      From August 1998 through April 15, 1999, the Company has divested eight physician practices, terminated its relationships with four employed physicians and sold two radiation therapy centers and an equity investment in a lithotripsy business.

      As of April 15, 1999, the Company's assets held for sale has remaining affiliations through management and/or employment agreements with approximately 150 physicians in eight states, 14 diagnostic imaging centers in four states, seven radiation therapy centers in three states and six mobile lithotripters.

      The Company is continuing to provide information to and negotiate with various purchasers of its remaining businesses. Based upon current fair market value estimates, the Company expects to realize net proceeds of approximately $100.8 million from the sale of these remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at January 31, 1999.

REAL ESTATE SERVICES SEGMENT

      The Company historically has provided real estate services to related and unrelated third parties primarily for the establishment of various healthcare related facilities, including health parks, medical malls and medical office buildings. The Company's real estate services have included project finance assistance, project management, construction management, construction design engineering, consulting, asset conversions, due diligence services, physician recruitment, leasing and marketing.

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

      In connection with the Board of Directors' plan to reposition the Company, and due in part to the resignation of Bruce A. Rendina as Chief Executive Officer of the Company's real estate services segment, see "Certain Transactions," the Company has decided to significantly downsize its real estate services segment. During the fourth quarter ended January 31, 1999, the Company recorded a goodwill impairment write-down of approximately $9.1 million which eliminates the remaining goodwill of the real estate services segment.

POTENTIAL LIABILITY AND INSURANCE

      The Company is subject to medical malpractice, personal injury and other liability claims related to the operation of its clinical studies business, healthcare facilities and provision of other healthcare services.

      Clinical trials involve the testing of approved and non-approved drugs on human beings. This testing carries with it a significant risk of liability for personal injury or death to participants resulting from an adverse reaction to, or improper administration of, the trial drug. Many clinical trial participants are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in the trial. The Company contracts on behalf of Sponsors with physicians who render professional services, including administering the drugs being tested, to participants in these trials. Company personnel and subcontractors also render professional services to participants in trials and are materially involved in the patient treatment process. Consequently, the Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials and arising from professional malpractice of physicians with whom it has contracted and its own employees. To date, the Company has not received any claims resulting from either the testing of new drugs or professional malpractice.

      The Company believes that the risk of liability associated with clinical trials is mitigated by various regulatory requirements, including the role of independent review boards ("IRBs"). An IRB is an independent committee that includes medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trials. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each research site. After the trial begins, the IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consent. In addition, regulations governing the conduct of clinical trials and the protection of human subjects place responsibility for proper study conduct and subject protection directly on the principal investigator at each location where a study is performed.

      The Company maintains liability and medical professional insurance policies with such coverages and deductibles as are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope of coverages at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverages could have a material adverse effect on the Company's business.

GOVERNMENT REGULATION

      The clinical investigation of new drugs is highly regulated by government agencies to ensure the products are safe and effective before broad public use. Before a new drug may be approved and marketed, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. While GCP has not been formally adopted by the FDA nor, with certain exceptions, by similar regulatory authorities in other countries, some provisions of GCP have been included in regulations adopted by the FDA. Furthermore, in practice, the FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP.

      The clinical investigative site management services provided by the Company are ultimately subject to FDA regulation in the United States. The Company is obligated to comply with FDA requirements governing such activities as obtaining patient informed consents, verifying qualifications of investigators, reporting patients' adverse reactions to drugs and maintaining thorough and accurate records. The Company must maintain documents for each study for specified periods, and such documents may be reviewed by the study sponsor and the FDA during audits. If FDA audits indicate that the Company has failed to adequately comply with federal regulations and guidelines, it could have a material adverse effect on the Company's results of operations, financial condition and reputation. In addition, non-compliance with GCP can result in the disqualification of data collected during a clinical trial.

      The Company is also subject to various government regulations related to the businesses held for sale.

REIMBURSEMENT AND COST CONTAINMENT

      Approximately 16% of the net revenues of the Company for its fiscal year ended January 31, 1999 was derived from payments made by government sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. Congress has passed a fiscal year 1996 budget resolution that calls for reductions in the rate of spending increases over the next seven years of $270 billion in the Medicare program and $182 billion in the Medicaid program. Through the Medicare program, the federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. The implementation of RBRVS may result in reductions in payment rates for procedures provided by physicians under current contract with the Company. RBRVS-type payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. A broader implementation of such programs would reduce payments by private third party payors and could indirectly reduce the Company's operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in nongovernmental insurance plans, the Company may not be able to shift cost increases to nongovernmental payors. The Company expects a reduction from historical levels in per patient Medicare revenue received by certain of the physician groups with which the Company contracts; however, the Company does not believe such reductions would, if implemented, result in a material adverse effect on the Company.

      In addition to current governmental regulation, the Clinton Administration and several members of Congress have proposed legislation for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of such health care proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect the Company. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on the Company's business. It is not possible at this time to predict what, if any, reforms will be adopted by Congress or state legislatures or when such reforms would be adopted and implemented. As health care reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to the Company's agreements and operations. While the Company believes it will be able to restructure in accordance with applicable laws and regulations, the Company cannot assure that such restructuring in all cases will be possible or profitable.

EMPLOYEES

      As of January 31, 1999, the Company employed approximately 1,440 persons, primarily all of whom were full-time employees. The Company believes that its labor relations are good.


ITEM 2.  PROPERTIES

      The Company leases approximately 19,000 square feet of space in Providence, Rhode Island, where the Company's new headquarters are located. The lease expires in 2005.

      The Company also leases clinical research sites in 16 states. The Company leases other locations, many of which are related to businesses held for sale.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is subject to legal proceedings in the ordinary course of its business. The Company does not believe that any such legal proceedings will have a material adverse effect on the Company, although there can be no assurance to this effect.

      On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company has appealed the ruling to a Florida District Court of Appeals and the Board of Medicine has stayed the enforceability of its ruling pending the appeal. In the event the Board of Medicine's ruling is eventually upheld, a party to an affected contract may initiate legal process to invalidate the contract, or the Company may be forced to renegotiate those provisions of the contracts which are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the contracts will not be invalidated or that the Company would be able to renegotiate such provisions on acceptable terms. The majority of the contracts affected by this ruling are with the physician practices the Company has identified to be divested or disposed and the assets related to these practices are included in assets held for sale at January 31, 1999.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following persons were elected as directors at the Annual Meeting of the Company's stockholders held on January 26, 1999 to serve as directors in the class of the Board of Directors whose terms expire at the annual meeting of stockholders to be held in 2001.


                                          Number of Shares/Votes
                                          ----------------------
                                                            Authority
                                       For                  Withheld
                                       ---                  --------

Abraham D. Gosman                   18,907,827                315,315
Hugh L. Carey                       16,915,779              2,307,363


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


     1998                                               High          Low
--------------                                        --------      --------
First Quarter                                          $ 16.25      $ 11.00
Second Quarter                                           16.38        11.13
Third Quarter                                            17.00        12.00
Fourth Quarter                                           15.75        12.38

     1999
--------------
First Quarter                                          $ 13.44      $  9.50
Second Quarter                                           10.50         5.75
Third Quarter                                             6.25         2.00
Fourth Quarter                                            3.32         1.63

     2000
--------------
First Quarter (through April 9, 1999)                  $  2.63      $  1.63


      On April 9, 1999, the last reported sales price for the Common Shares was $1.72. On April 9, 1999, there were 217 record holders for the Common Stock.

      The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The declaration of dividends is currently restricted, in certain circumstances, by the Company's revolving line of credit agreement, and it is anticipated that other loan agreements the Company may enter into in the future will also contain restrictions on the payment of dividends by the Company.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected historical financial data was derived from the Company's Financial Statements, which have been audited by independent accountants, PricewaterhouseCoopers LLP. During October 1997, a subsidiary of the Company merged with CSL in a business combination that was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this Annual Report on Form 10-K. The amounts below are in thousands except per share data.


                                                                  Combined                       Consolidated
                                                                                    Year Ended
                                                            --------------------------------------------------------------
                                                                December 31,                     January 31,
                                                            --------------------     -------------------------------------
                                                             1994        1995          1997          1998          1999
                                                            -------    ---------     ---------     ---------     ---------
Statement of Operations Data:
  Net revenues:
  Net revenues from services                                $ 7,368    $  61,712     $  98,765     $ 155,946     $ 179,472
  Net revenues from management service agreements              --         12,717        47,942        94,134       103,112
  Net revenues from real estate services                       --           --          19,049        31,099         8,694
                                                            -------    ---------     ---------     ---------     ---------
    Total revenue                                             7,368       74,429       165,756       281,179       291,278

Operating expenses:
  Salaries, wages and benefits                                3,956       35,809        58,351        88,221        94,710
  Depreciation and amortization                                 166        3,956         7,382        10,800        14,786
  Rent expense                                                  554        5,102         8,519        16,649        20,671
  Earn out payment                                             --          1,271          --            --            --
  Provision for closure loss                                   --          2,500          --            --            --
  Gain on sale of assets                                       --           --            (262)       (1,891)       (5,414)
  Provision for write-down of notes receivable                 --           --            --            --           2,674
  Merger and other noncontinuing expenses related to CSL        922        2,133         1,929        11,057          --
  Goodwill impairment write-down                               --           --            --            --           9,093
  Nonrecurring expenses                                        --           --            --            --          10,465
  Other (primarily capitation expense)                        3,070       27,493        66,694       132,177       181,813
                                                            -------    ---------     ---------     ---------     ---------
Income (loss) from operations                                (1,300)      (3,835)       23,143        24,166       (37,520)
Interest expense, net                                            96        4,828         1,726         4,775         8,005
(Income) from investments in affiliates                        --           (569)         (709)         (731)         --
                                                            -------    ---------     ---------     ---------     ---------
Net income (loss) before taxes and extraordinary item        (1,396)      (8,094)       22,126        20,122       (45,525)
Income tax expense (benefit)                                   --           --           6,836         9,823       (11,549)
                                                            -------    ---------     ---------     ---------     ---------
Net income (loss) before extraordinary item (1)              (1,396)      (8,094)       15,290        10,299       (33,976)
                                                            -------    ---------     ---------     ---------     ---------
Extraordinary item, net of tax of $0                           --           --            --            --          96,784
                                                            -------    ---------     ---------     ---------     ---------
Net income (loss)                                           $(1,396)   $  (8,094)    $  15,290     $  10,299     $(130,760)
                                                            -------    ---------     ---------     ---------     ---------
                                                            -------    ---------     ---------     ---------     ---------
Net income (loss) per share- basic
  Income (loss) before extraordinary item                   $  --      $  --         $    0.56     $    0.35     $   (1.02)
  Extraordinary item, net of tax of $0                      $  --      $  --         $    --       $    --       $   (2.89)
  Net income (loss)                                         $  --      $  --         $    0.56     $    0.35     $   (3.91)
Net income (loss) per share - diluted
  Income (loss) before extraordinary item                   $  --      $  --         $    0.55     $    0.35     $   (1.02)
  Extraordinary item, net of tax of $0                      $  --      $  --         $    --       $    --       $   (2.89)
  Net income (loss)                                         $  --      $  --         $    0.55     $    0.35     $   (3.91)

Pro Forma Information (Unaudited) (2):
Adjustment to income tax expense                            $  --      $  --         $   1,293     $     624     $     --
Net income                                                     --         --            13,997         9,675           --
Net income per share - basic                                $  --      $  --         $    0.51     $    0.33     $     --
Net income per share - diluted                              $  --      $  --         $    0.51     $    0.33     $     --

Weighted average shares outstanding - basic                    --         --            27,295        29,690        33,401
Weighted average shares outstanding - diluted                  --         --            27,682        30,229        33,401



                                    Combined                            Consolidated
                           --------------------------     ------------------------------------------
                                  December 31,                           January 31,
                              1994           1995            1997           1998           1999
                           ------------   ------------    -----------    -----------     -----------
Balance Sheet Data:
Working capital             $   2,518      $ (19,897)      $ 111,811      $  86,390      $ 111,185
Accounts receivable, net        3,993         22,921          41,744         57,252         15,276
Total assets                   15,976        138,467         313,310        378,160        252,851
Total debt                      1,532         97,090         118,830        134,359        117,657
Shareholders' equity           11,714         15,437         153,780        212,035        105,900



(1) Provisions for income taxes have not been reflected in the combined financial statements because there is no taxable income on a combined basis.

(2) The pro forma net income and net income per share information reflect the effect on historical results (prior to the merger with CSL) as if CSL had been a C corporation rather than an S corporation and had paid income taxes.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      PhyMatrix is repositioning itself as a company that provides diverse services supporting the needs of the pharmaceutical and managed care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, as well as multi and single-specialty provider network management. Historically, the Company has been an integrated medical management company that provides medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company is in the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. The Company also has significantly downsized its medical facility development and consulting services. The Company currently estimates that by the end of its current fiscal year it will have exited its physician practice management ("PPM") and ancillary medical service businesses.

      In January 1996, the Company changed its fiscal year end from December 31 to January 31.

RECENT EVENTS

      During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize stockholder value. During August 1998, the Company announced that the Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to restructure the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company intends to link its nationally focused hospital affiliations and its physician networks with its clinical trials site management and outcomes research operations.

      During August 1998, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. Subsequent to August 1998, the Company also decided to divest its home health business and exit its infusion therapy business. The revenue and pretax income of these businesses which have been identified to be divested or disposed for the year ended January 31, 1999 were $155.4 million and $0.5 million, respectively. Net loss for the year ended January 31, 1999 included an extraordinary item of $96.8 million which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the

Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). Based on fair market value estimates, which have primarily been derived from letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $100.8 million from the sale of the businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at January 31, 1999.

      During the fourth quarter ended January 31, 1999, the Company made the decision to significantly downsize its real estate services segment and recorded a goodwill impairment write-down of approximately $9.1 million which eliminates the remaining goodwill of the real estate services segment.

YEAR ENDED JANUARY 31, 1999 TRANSACTIONS (ALL INFORMATION RELATED TO THE NUMBER OF PHYSICIANS IS AS OF THE TRANSACTION DATE)

      During February 1998, the Company purchased New England Research
Center, a clinical research center located in Massachusetts. At the time of its acquisition, New England Research Center had over 50 ongoing studies, primarily in allergy and asthma. In conjunction with the acquisition, the Company entered into a 40-year agreement with the physicians and employees to manage the clinical trials at New England Research Center. The purchase price was approximately $5.7 million. Of such purchase price, approximately $1.5 million was paid in cash and 333,006 shares of Common Stock were issued having a value of $4.3 million. The purchase price was allocated primarily to management services agreements and is currently being amortized over 25 years.

      During February 1998, the Company completed the formation of an MSO with Beth Israel Medical Center and the physician organizations that represented more than 1,700 physicians of Beth Israel and its parent corporation. The Company owns one-third of the MSO. The Company provides management services for the MSO which provides the physicians and hospitals with medical management and contract negotiation support for risk agreements with managed care payors. In connection with the formation of the MSO, PhyMatrix Management Company, Inc. ("Management"), a subsidiary of the Company, agreed with Beth Israel Medical Center ("Beth Israel") that Management and its affiliates (including the Company) would not, directly or indirectly, (i) operate, manage or provide risk contract management services to any physicians, IPAs or group practices located in New York County, Kings County or Westchester County, New York (the "Restricted Zone") which are affiliated with a hospital or hospital system or any affiliate (with certain exceptions) or (ii) participate with a hospital or hospital system or any affiliate (other than Beth Israel) in an MSO or other person that operates, manages or provides risk contract management services within the Restricted Zone (with certain exceptions). In addition, the owners of two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven.

      During February 1998, the Company purchased a diagnostic imaging center located in Delray Beach, Florida. The base purchase price was approximately $6.6 million. The base purchase price was paid in 495,237 shares of Common Stock of the Company. There was also a potential contingent payment up to a maximum of $2.0 million which was not earned. The purchase price was allocated to the assets at fair market value including goodwill of $6.6 million. The resulting intangible has been amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

      During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5.1 million of Common Stock. There is also a contingent payment up to a maximum of $1.9 million based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. As of January 31, 1999, this contingent payment has not been earned. The purchase price was allocated to the assets at fair market value including management services agreements of $5.1 million. The resulting intangible has been amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

      During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company manages for the MSO the medical risk contracting for more than 2,600 physicians which are members in IPAs in New York. The base purchase price was $3.0 million. Of such price, $1.5 million was paid in cash and 143,026 shares of Common Stock were issued having a value of $1.5 million. There are also contingent payments up to a maximum of $5.0 million payable in cash and Common Stock, with $4.0 million of such amount based upon earnings during the three years after the closing date and the remaining $1.0 million based upon the achievement of certain conditions during any twelve-month period during the three years after the closing date. The Company and LIPH, LLC are in dispute as to amounts owed to the Company primarily for management services provided.

      During April 1998, the Company acquired the business and certain assets of a clinical research company in Massachusetts. The base purchase price was $2.6 million plus the assumption of liabilities of approximately $0.4 million. Of such purchase price, $1.5 million was paid in 144,405 shares of Common Stock of the Company, $70,000 is payable in shares of Common Stock on the first anniversary of the closing date and $1.1 million is payable in shares of Common Stock of the Company on the second anniversary of the closing date. In addition, there is a contingent payment up to a maximum of $2.4 million payable in Common Stock based on earnings before taxes during the next four years. As of January 31, 1999, this contingent payment has not been earned. The purchase price was allocated to the assets at fair market value including goodwill of $2.7 million. The resulting intangible is being amortized over 20 years.

      During January 1999, the Company acquired the stock of, and entered into a management agreement with, a clinical research company specializing in allergy and asthma research located in Illinois. The purchase price for the stock was approximately $4.2 million. Of such purchase price, $1.6 million was paid in cash during March 1999 and $2.6 million is payable primarily under non-interest bearing promissory notes between the second and fifth anniversaries of the closing date. The purchase price was allocated to the assets at fair market value including management service agreements of $3.5 million. The resulting intangible is being amortized over 25 years.

ACCOUNTING TREATMENT

      The terms of the Company's relationships with its remaining affiliated physicians are set forth in various asset and stock purchase agreements, management services agreements and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquired the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable typically were purchased at the net realizable value. The purchase price of the practice generally consisted of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. The management services or employment agreements delineate the responsibilities and obligations of each party.

      Net revenues from services is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Included in net revenues from services are revenues from the diagnostic imaging centers in New York which the Company operates pursuant to Administrative Service Agreements. These revenues are reported net of payments to physicians.

      Net revenues from management services agreements include the revenues generated by the physician practices net of payments to physicians. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company adopted EITF 97-2 in the fourth quarter of its fiscal year ended January 31, 1999. Adoption of this statement reduced previously reported revenues and expenses for the years ended January 31, 1998 and 1997 by $65.4 million and $42.2 million, respectively. During August 1998, the Company announced its plan to divest and exit the PPM business. The Company is currently working to complete these divestitures and the majority of these assets are recorded as assets held for sale at January 31, 1999.

RESULTS OF OPERATIONS

The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                            1999        1998       1997
                                                            -----       ----       ----
Net revenues                                                100.0%     100.0%     100.0%

Salaries, wages and benefits                                 32.5%      31.4%      35.2%
Supplies                                                     20.6%      16.0%      16.4%
Depreciation and amortization                                 5.1%       3.9%       4.5%
Rent expense                                                  7.1%       5.9%       5.1%
Provision for bad debts                                       2.9%       2.1%       2.8%
Gain on sale of assets                                       (1.8%)     (0.7%)     (0.2%)
Provision for write-down of notes receivable                  0.9%       0.0%       0.0%
Merger and other noncontinuing expenses related to CSL        0.0%       3.9%       1.2%
Goodwill impairment write-down                                3.1%       0.0%       0.0%
Nonrecurring expenses                                         3.6%       0.0%       0.0%
Other (primarily capitation expense)                         38.9%      28.9%      21.0%
                                                            -----       ----       ----
                                                            112.9%      91.4%      86.0%

Interest expense, net                                         2.7%       1.7%       1.0%
(Income) from investment in affiliate                         0.0%      (0.3%)     (0.4%)
                                                            -----       ----       ----
Income (loss) before taxes and extraordinary item           (15.7%)      7.2%      13.3%

Income tax expense (benefit)                                 (4.0%)      3.5%       4.1%
                                                            -----       ----       ----
Income (loss) before extraordinary item                     (11.7%)      3.7%       9.2%

Extraordinary item, net of tax                               33.2%       0.0%       0.0%
                                                            -----       ----       ----
Net income (loss)                                           (44.9%)      3.7%       9.2%
                                                            -----       ----       ----


THE YEAR ENDED JANUARY 31, 1999 COMPARED TO THE YEAR ENDED JANUARY 31, 1998

      The following discussion reviews the results of operations for the year ended January 31, 1999 ("1999") compared to the year ended January 31, 1998 ("1998").

REVENUES

      The Company currently derives revenues primarily from the following segments: provider network management, site management organizations, real estate services and assets held for sale. Revenues from provider network management are derived from management services provided to hospitals, management services to MSOs and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from real estate services are derived from the provision of a variety of services which include development fees, general contracting management fees, leasing and marketing fees, project cost savings income and consulting fees. Revenues from assets held for sale are derived primarily from providing the following services: physician practice management, diagnostic imaging, radiation therapy, home healthcare, infusion therapy and lithotripsy.

      Net revenues were $291.3 million during 1999. Of this amount, $93.5 million or 32.1% of such revenues was attributable to provider network management; $33.7 million or 11.6% was related to site management organizations; $8.7 million or 3.0% was attributable to real estate services; and $155.4 million or 53.3% was attributable to assets held for sale.

      Net revenues were $281.2 million during 1998. Of this amount, $67.8 million or 24.1% of such revenues was attributable to provider network management; $30.0 million or 10.7% was related to site management organizations; $31.1 million or 11.0% was attributable to real estate services; and $152.3 million or 54.2% was attributable to assets held for sale.

EXPENSES

      The Company's salaries, wages, and benefits increased by $6.5 million from $88.2 million or 31.4% of net revenues during 1998 to $94.7 million or 32.5% of net revenues during 1999. The increase is primarily attributable to the additional salaries, wages and benefits from the acquisitions and affiliations of the Company's businesses during 1998 and early 1999, offset in part, by reductions in personnel in conjunction with the asset divestitures.

      The Company's supplies expense increased by $15.1 million from $44.9 million or 16.0% of net revenues during 1998 to $60.0 million or 20.6% of net revenues during 1999. The increase in supplies expense as a percentage of net revenues was due to the growth of various ancillary services specifically infusion services, that are more supply intensive and for which the cost of pharmaceutical supplies is higher.

      The Company's depreciation and amortization expense increased by $4.0 million from $10.8 million or 3.9% of net revenues during 1998 to $14.8 million or 5.1% of net revenues during 1999. The increase is primarily a result of the acquisitions completed after 1997 and the allocation of the purchase prices as required by purchase accounting and also the effect of the Company's change in policy regarding certain intangibles. Effective February 1, 1998, management changed its policies regarding amortization of its management services agreement intangible assets. The Company adopted a maximum of 25 years (from the inception of the respective intangible asset) as the useful life for amortization of its management services agreement intangible assets. Using the unamortized portion of the intangible at January 31, 1998, the Company began amortizing the intangible over the remainder of the 25 year useful life. These costs had historically been charged to expense through amortization using the straight line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represented a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. This change increased amortization expense relating to existing intangible assets at January 31, 1998, by approximately $0.7 million annually.

      The Company's rent expense increased by $4.0 million from $16.6 million or 5.9% of net revenues during 1998 to $20.6 million or 7.1% of net revenues during 1999, primarily as a result of acquisitions of imaging centers and the expansion of sites operated by the Company's site management organization. Rent expense as a percentage of net revenue also varies depending upon the size of each of the affiliated practice's offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market.

      The Company's provision for bad debt increased by $2.5 million from $5.9 million or 2.1% of net revenues during 1998 to $8.4 million or 2.9% of net revenues during 1999. The increase as a percentage of revenues is primarily attributable to the additional provision required on the businesses held for sale.

      The Company's gain on sale of assets of $5.4 million during 1999 represents gains from the sale of real estate of approximately $4.5 million during July 1998 and from the sale of a radiation therapy center of approximately $0.9 million during February 1998. The gain on sale of assets of $1.9 million during 1998 resulted from the sale of real estate and a radiation therapy center.

      The Company's provision for write-down on notes receivable of $2.7 million during 1999 represents the write-down of several notes receivable, that were collateralized by shares of Common Stock of the Company, to their net realizable value.

      The Company's merger and other noncontinuing costs of $11.1 million during 1998 represent the merger transaction costs, of $10.2 million, related to the CSL merger as well as certain noncontinuing salary, consulting and management fee expenses incurred by CSL.

      The Company's goodwill impairment write-down of $9.1 million during 1999 represents the write-down of the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which is uncertain. Moreover, anticipated future cash flows of the real estate segment indicate that the recoverability of the asset is not likely.

      The Company's nonrecurring expenses of $10.5 million during 1999 primarily represent the termination of several physician management and employment agreements prior to the Company's decision in August 1998 to restructure as well as the write-off of the remaining investment in an ambulatory surgery center.

      The Company's other expenses increased by $32.0 million from $81.3 million or 28.9% of net revenues during 1998 to $113.3 million or 38.9% of net revenues during 1999 primarily due to an increase in the Company's provider network management services.

      The Company's extraordinary item of $96.8 million during 1999 represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale at January 31, 1999. The carrying value of the assets of these businesses was written down to their estimated net realizable value (less costs to sell).

      The Company's loss prior to income taxes and extraordinary charges during 1999 was $45.2 million compared to income prior to income taxes and extraordinary charges during 1998 of $20.1 million. The deterioration of income during 1999 is primarily due to several factors, including: (i) The downsizing of the real estate services segment which was done in connection with the repositioning of the Company, and in part due to the resignation of Bruce A. Rendina as Chief Executive Officer of the Company's real estate services segment. The real estate services segment generated a pretax loss of $8.5 million during 1999 (which included a goodwill impairment write-down of $9.1 million) compared to pretax income of $24.7 million during 1998, (ii) Nonrecurring charges of $10.5 million (described above), (iii) The deterioration of the operating results during the second half of 1999 of certain of the businesses divested or to be divested. The assets held for sale segment generated pretax income, prior to extraordinary item, of $0.5 million during 1999 compared to pretax income of $13.4 million during 1998, and (iv) The provision for write-down of notes receivable of $2.7 million (described above).

      The Company's income tax expense (benefit) decreased by $21.4 million from $9.8 million or 32.4% of pretax income (prior to merger expenses of $10.2 million which are not tax deductible) during 1998 to $(11.5) million or 25.4% of pretax loss (prior to extraordinary item) during 1999. The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes.

      Prior to the merger with CSL, CSL had elected to be treated as S corporation as provided under the Internal Revenue Code (the "Code"), whereby income taxes are the responsibility of the stockholders. Accordingly, the Company's statements of operations do not include provisions for income taxes for income related to CSL. Prior to the merger, dividends were primarily intended to reimburse stockholders for income tax liabilities incurred.

      The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation for income tax purposes, and no tax benefit arose as a result of the change in tax status.

REAL ESTATE SERVICES

      While the Company has historically derived significant revenues from real estate services, in the future the Company anticipates that it will generate significantly fewer revenues from such services. As a result, the Company decided to significantly downsize its real estate services.

      The Company has derived its real estate service revenues from the provision of a variety of services. In rendering such services, the Company generates income without bearing the costs of construction, expending significant capital or incurring substantial indebtedness. Net revenues from real estate services are recognized at the time services are performed. In some cases, fees are earned upon the achievement of certain milestones in the development process, including the receipt of a building permit and a certificate of occupancy of the building.

      During August 1998, Bruce A. Rendina resigned as CEO and President of DASCO (the Company's real estate services subsidiary) and Vice Chairman of the Company. During September 1998, Mr. Rendina entered into a Business Agreement (the "Business Agreement") with the Company. The Business Agreement was entered into in settlement of certain claims by both the Company and Rendina relating to Mr. Rendina's future competition with the Company. The Business Agreement provides that the Company has the exclusive development rights to 27 separate projects located in 12 separate states. In addition, the Company and Mr. Rendina have agreed to share fees with respect to five asset conversion projects and six medical facility development projects whereby Mr. Rendina is entitled to the first 25% of the projected development fees received on any shared fee project and the Company and Mr. Rendina evenly split the remaining portion of the fees for such projects. The Business Agreement also permits Mr. Rendina and his affiliates to pursue independently the development of six separate projects in five states. Finally, the Company and Mr. Rendina have provided mutual releases of each other with respect to any event related to the business and employment relationships of the parties.

      During the fourth quarter ended January 31, 1999, the Company recorded a goodwill impairment write-down of $9.1 million which eliminates the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which is uncertain. Moreover, anticipated future cash flows of the real estate segment indicate that the recoverability of the asset is not likely.

      During 1999, the Company's real estate services generated revenues of $8.7 million and pretax income (prior to goodwill impairment write-down) of $0.6 million. In addition, the real estate services segment recorded a gain on sale of real estate of $4.5 million during 1999.

RESULTS OF OPERATIONS

THE YEAR ENDED JANUARY 31, 1998 COMPARED TO THE YEAR ENDED JANUARY 31, 1997

      The following discussion reviews the results of operations for the year ended January 31, 1998 ("1998") compared to the year ended January 31, 1997 ("1997").

REVENUES

      Net revenues were $281.2 million during 1998. Of this amount, $67.8 million or 24.1% of such revenues was attributable to provider network management; $30.0 million or 10.7% was related to site management organizations; $31.1 million or 11.0% was attributable to real estate services; and $152.3 million or 54.2% was attributable to assets held for sale.

      Net revenues were $165.8 million during 1997. Of this amount, $16.5 million or 9.9% was related to provider network management; $18.0 million or 10.9% was related to site management organizations; $19.0 million or 11.5% was attributable to real estate services; and $112.2 million or 67.7% was attributable to assets held for sale.

EXPENSES

      The Company's salaries, wages and benefits increased by $29.8 million from $58.4 million or 35.2% of net revenues during 1997 to $88.2 million or 31.4% of net revenues during 1998. The decrease as a percentage of net revenues was primarily attributable to the Company's ability to spread its salaries, wages and benefits over a revenue base which expanded rapidly due to acquisitions and affiliations. In general, salaries, wages and benefits vary depending on whether the physician practice is owned or managed.

      The Company's supplies expense increased by $17.7 million from $27.2 million or 16.4% of net revenues during 1997 to $44.9 million or 16.0% of net revenues during 1998. The increase in supplies expense was primarily a result of the acquisition of additional physician practices. Supplies expense as a percentage of net revenues also varies depending upon the type of physician practices.

      The Company's depreciation and amortization expense increased by $3.4 million from $7.4 million or 4.5% of net revenues during 1997 to $10.8 million or 3.9% of net revenues during 1998. The increase was primarily a result of the acquisitions completed after 1997 and the allocation of the purchase prices as required by purchase accounting. During 1998, the Company sold assets that resulted in net gains of $2.2 million. In addition, the Company recorded nonrecurring charges of $0.3 million during 1998.

      The Company's rent expense increased by $8.1 million from $8.5 million or 5.1% of net revenues during 1997 to $16.6 million or 5.9% of net revenues during 1998, primarily as a result of acquisitions and affiliations completed by the Company. Rent expense as a percentage of net revenue varies depending upon the size of each of the affiliated practice's offices, the number of satellite offices and the current market rental rate for medical office space in a particular geographic market.

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

      Prior to the merger with CSL, CSL had elected to be treated as S corporation as provided under the Internal Revenue Code (the "Code"), whereby income taxes are the responsibility of the stockholders. Accordingly, the Company's statements of operations do not include provisions for income taxes for income related to CSL. Prior to the merger, dividends were primarily intended to reimburse stockholders for income tax liabilities incurred.

      The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation for income tax purposes, and no tax benefit arose as a result of the change in tax status.

REAL ESTATE SERVICES

      During 1998, the Company's real estate services generated revenues of $31.1 million and pretax income of $24.7 million. During the fourth quarter ended January 31, 1998, the Company received $9.1 million for arranging the sale of 21 medical office buildings with a total sales price of $200 million, which approximated fair market value.

LIQUIDITY AND CAPITAL RESOURCES

      Cash used by operating activities was $4.9 million during 1999. Cash used by operating activities was $2.3 million during 1998. At January 31, 1999, the Company's principal sources of liquidity consisted of working capital of $111.2 million which included $10.1 million in cash, $10.8 million in a tax refund receivable and $100.8 million in assets held for sale (see below for further discussion of assets held for sale). The Company also had $38.9 million of current liabilities, including approximately $12.2 million of indebtedness maturing before January 31, 2000.

      Cash used by investing activities was $12.5 million during 1999 and primarily represented the funds required by the Company for acquisitions and capital expenditures of $17.8 million, and advances under notes receivable of $2.5 million, offset by net cash received from the sale of assets of $7.9 million. Cash used by investing activities was $34.6 million during 1998. This primarily represented the funds required by the Company for acquisitions and capital expenditures of $46.0 million, and the advances under notes receivable of $3.3 million, offset by the repayments of notes receivable of $10.2 million and cash received from the sale of land and two radiation therapy centers of $4.0 million.

      Cash used by financing activities was $22.0 million during 1999 and primarily represented the repayment of debt of $10.2 million, purchase of treasury stock of $0.8 million and a $10.9 million note to a company principally owned by Mr. Gosman primarily related to the development of a healthcare facility. Cash provided by financing activities was $4.8 million during 1998, which was primarily composed of the borrowings (net of issuance costs) from revolving lines of credit of $26.6 million and the release of restricted cash collateralizing debt of $4.5 million offset by the repayment of debt of $25.2 million and payment of dividends of $1.9 million (to the stockholders of CSL prior to its merger with the Company).

      In conjunction with various acquisitions that were completed through January 31, 1999, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $24.9 million over the next four years, of which $2.3 million is accrued at January 31, 1999. The payments, if required, are payable in cash and/or Common Stock of the Company. In addition, in conjunction with the acquisition of a clinical research center and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next five years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

      During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company may expend, in certain circumstances, up to $40 million (of which none has been expended as of January 31, 1999) to be utilized for the expansion of the network.

      During February 1998, the Company completed the formation on an MSO in New York, one-third of which it owns. The owners of the remaining two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings during years six and seven.

      In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of January 31, 1999, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above. This amount is included in other long-term liabilities on the balance sheet. The Company also guarantees a loan in the amount of $3.5 million which matures in March 2000.

      In conjunction with the restructuring (as described earlier in "Recent Events"), the Board of Directors approved its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. The revenue and pretax income of these businesses which have been identified to be divested or disposed for the year ended January 31, 1999 were $155.4 million and $0.5 million. Net loss for the year ended January 31, 1999 includes an extraordinary item of $96.8 million which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). Based on fair market value estimates, which have primarily been derived from letters of intent, letters of interest and discussions with prospective buyers, the net realizable value of the assets identified to be divested or disposed was $100.8 million at January 31, 1999.

      In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim. The Company intends to vigorously prosecute and defend the case. However, if the Company is not successful it may be required to record an impairment charge up to a maximum of $3.7 million.

      The Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15 million of its Common Stock from time to time on the open market at prevailing market prices. Through January 31, 1999, the Company had repurchased 304,000 shares at a net purchase price of $0.8 million. Through April 22, 1999 the Company has repurchased an additional 294,000 shares at a net purchase price of approximately $0.6 million.

      The development and implementation of the Company's management information systems will require ongoing capital expenditures. The Company has estimated the total costs to be incurred for completion of its Year 2000 strategy is approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the need to remedy the Year 2000 issue. The Company expects that its working capital of $111.2 million at January 31, 1999, which includes cash of $10.1 million and the expected cash to be generated from the assets held for sale, will be adequate to satisfy the Company's cash requirements for the next 12 months. The Company's capital needs over the next several years may exceed capital generated from operations.

      In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit for working capital and acquisition purposes. During December 1998, the Company amended the credit agreement to reduce the availability thereunder, modify covenants and provide for the expiration of the line of credit in March 1999. At January 31, 1999, $14.6 million was outstanding ($5.5 million of which was for letters of credit). The credit agreement existing at January 31, 1999: (i) prohibited the payment of dividends by the Company; (ii) limited the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) required the Company to comply with certain financial covenants which include minimum net cash flow requirements.

      During March 1999, the Company obtained a new $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit. The new line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments, and requires the Company to comply with other customary covenants.

RISKS ASSOCIATED WITH YEAR 2000

      The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). The Company expects to complete its full assessment of the Year 2000 issue no later than May 31, 1999, which is prior to any anticipated impact on its operating systems.

      The Company has a committee, led by its Chief Information Officer, to build, develop and implement the information systems required for its pharmaceutical and provider network management services business lines and to assess and remediate the effect of the Year 2000 Issue on the Company's operations. The Company is contacting its clients, principal suppliers and other vendors to assess whether their Year 2000 Issues, if any, will affect the Company. There is no guarantee that the systems of other companies on which the Company relies will be corrected in a timely manner or that the failure to correct such systems will not have a material adverse effect on the Company's systems. Many Year 2000 deficiencies have already been identified and addressed through planned systems and infrastructure evolution, replacement or elimination. The continuing program described below is designed to permit the Company to identify and address all remaining Year 2000 systems and deficiencies well in advance of the millennium change.

      The first phase of the program, conducting an inventory of all systems and deficiencies that may be affected by the Year 2000 issue, is substantially complete. The second phase of the program, the assessment and categorization of all the inventoried systems and deficiencies by level of priority, reflecting their potential impact on business continuation, is underway. Based on this prioritization, the third phase will be to develop detailed plans to address each Year 2000 issue and a general contingency plan in the event that any critical systems cannot be made fully compliant by January 1, 2000.

      The Company's information technology systems ("IT Systems") can be broadly categorized into the following areas: (i) clinical studies information systems,
(ii) managed care information systems, (iii) other administrative information systems including financial accounting, payroll, human resource and other desktop systems and applications and (iv) information systems of businesses held for sale.

      The Company recognizes that investment in information systems is integral to its operations. The majority of the Company's technology expenditures are related to the development and implementation of both clinical information and managed care information systems that are Year 2000 compliant. The clinical information systems are expected to be fully operational at all sites by July 31, 1999. The managed care information systems are expected to be fully operational by December 31, 1999. The Company believes that the Year 2000 issue-related remediation costs incurred through 1998 have not been material to its results of operations. The Company has estimated the total costs to be incurred for completion of its Year 2000 strategy is approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the need to remedy the Year 2000 issue.

      The Company's financial accounting system is fully Year 2000 compliant at a total cost of approximately $30,000. Currently the Company is not assessing Year 2000 compliance for the information systems of the businesses held for sale since the Company expects these businesses to be divested by December 31, 1999.

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


      The Company bills and collects for medical services from numerous third party payors in operating its business. These third parties include fiscal intermediaries that process claims and make payments on behalf of the Medicare program as well as insurance companies, HMO's and other private payors. As part of the Company's Year 2000 strategy, a comprehensive survey has been sent to all significant payors to assess their timeline for Year 2000 compliance and the impact to the Company of any potential interruptions in services or payments. The Company is working to accumulate the results by July 31, 1999. The Company is in the process of contacting its principal clients, suppliers and other vendors concerning the state of their Year 2000 compliance. Until that effort is completed, the Company cannot be assured that such third party systems are or will be Year 2000 compliant and the Company is unable to estimate at this time the impact on the Company if one or more third party systems is not Year 2000 compliant.

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

SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, RESULTS OF OPERATIONS AND FINANCIAL POSITION. THE COMPANY WISHES TO ENSURE THAT SUCH STATEMENTS ARE ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS PURSUANT TO THE SAFE HARBOR ESTABLISHED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FORWARD-LOOKING STATEMENTS SHOULD, THEREFORE, BE CONSIDERED IN LIGHT OF VARIOUS IMPORTANT FACTORS, INCLUDING THOSE SET FORTH HEREIN, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND UNDER "BUSINESS - PHYSICIAN MANAGEMENT SERVICES" AND "BUSINESS - GOVERNMENT REGULATION," AND OTHERS SET FORTH FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"). THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.

      RISKS RELATED TO REPOSITIONING. During the last fiscal year, the Board of Directors adopted strategic initiatives to reposition the Company along two primary business lines: pharmaceutical services, including clinical and outcomes research and provider network management services. There can be no assurance that the Company will be successful in repositioning itself or that these business lines will be profitable. The Company intends to grow these business lines. The Company is subject to various risks associated with its growth strategy, including the risk that the Company will be unsuccessful in its effort to grow its businesses internally and that it will be unable to identify, acquire and integrate acquisition candidates in the clinical studies management area or to identify, affiliate with and manage additional physician networks. Any failure of the Company to grow its business internally and implement economically feasible affiliations and acquisitions may have a material adverse effect on the Company. There can be no assurance that the Company will be able to achieve synergies between its provider network and clinical studies site management businesses.

      ASSETS HELD FOR SALE. The Company's repositioning strategy involves the sale of approximately $100.8 million of assets held for sale, the proceeds from which would be used primarily for expansion of its clinical and outcomes research and provider network management businesses. The Company also is considering using proceeds to repurchase outstanding Common Stock and/or retire debt. There can be no assurance that the Company will be able to sell these businesses before the end of the current fiscal year or that the Company will receive proceeds equal to the current estimated value of such assets. In addition, there can be no assurance that the application of the net proceeds from the sale will have a positive effect on the Company's business, future results of operations or stock price.

      DEPENDENCE ON CERTAIN INDUSTRIES AND CLIENTS. The Company's investigative site management revenues are dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures.

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

      GOVERNMENT REGULATION; POTENTIAL IMPACT OF REFORM. Demand for the Company's clinical research site management services is largely a function of the regulatory requirements associated with the approval of a new drug application imposed by the FDA. These requirements are more stringent and thus more burdensome than those imposed by many other developed countries. In recent years, efforts have been made to streamline the drug approval process and coordinate United States standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the demand for the Company's clinical trial services. Several competing proposals to reform the system of healthcare delivery in the United States have been considered by Congress from time to time. The process by which the government will pursue additional or modified proposals for national healthcare reform and the precise nature of any such proposals is unclear at this time. Some of the proposals put forth to date incorporate price controls on drugs and limits on overall medical spending which may adversely affect expenditures by the pharmaceutical and biotechnology industries for research and development, which could have a material adverse effect on the Company's business, results of operations and financial condition. At present, it is impossible to predict the effect of any new legislation or changes in regulatory environment on the Company. The failure of the Company to comply with applicable regulations could result in the termination of on-going research or the disqualification of data for submission to regulatory authorities. Further, the issuance of a notice or finding by the FDA to either the Company or its clients based upon a material violation by the Company of either Good Clinical Practices or Good Laboratory Practices could have a material adverse effect on the Company's business, results of operations and financial condition.

      POTENTIAL LIABILITY FROM OPERATIONS. Clinical trials involve the testing of approved and experimental drugs on human beings. This testing carries with it a significant risk of liability for personal injury or death to participants resulting from an adverse reaction to, or improper administration of, the potential product. The Company participates with Sponsors in the selection process. The Company also contracts on behalf of its clients with physicians who render, and itself renders, professional services including administering the drugs being tested to participants in these trials. Consequently, the Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials and arising from professional malpractice of physicians with whom it has contracted and its own employees. Although the Company is generally indemnified by its clients for liability relating to adverse drug reactions, in order for such indemnification to be valid, the Company and its employees and agents must act within the bounds of specific procedural requirements governing the conduct of the clinical trial. Since the value of the Company's indemnification depends on the financial viability of the indemnifying party, there can be no assurance that the Company will be able to rely on such indemnification in each instance of potential liability. If the Company was forced to undertake the defense of, or found financially responsible for, claims based upon the foregoing or related risks, there could be a material adverse effect on the Company's business, results of operations and financial condition. With respect to the businesses held for sale, there can be no assurance that claims, suits or complaints relating to services delivered by an affiliated physician or medical service provider will not be asserted against the Company. Although the Company maintains insurance it believes is adequate both as to risks and amounts, there can be no assurance that any claim asserted against the Company for professional or other liability will be covered by, or will not exceed the coverage limits of, such insurance.

      YEAR 2000 MAY ADVERSELY IMPACT OPERATIONS. As described under "Risks Associated with Year 2000," the Company is attempting to address its Year 2000 issues. If the Company fails to identify or correct all such problems in its operations, or if the Company is affected by the inability of a supplier or major customer to continue operations due to such a problem, the Company's business and financial results could be materially adversely affected.

      RISKS ASSOCIATED WITH MANAGED CARE CONTRACTS. As an increasing percentage of patients come under the control of managed care entities, the Company believes that its success will be, in part, dependent upon the Company's ability to negotiate contracts with health maintenance organizations ("HMOs"), employer groups and other private third party payors pursuant to which services will be provided on a risk-sharing or capitated basis. Under some of these agreements, a healthcare provider accepts a predetermined amount per member per month ("PMPM") in exchange for providing all covered services to patients. Such contracts pass much of the economic risk of providing care from the payor to the provider. To date, the Company has not taken the risk of any shortfall between PMPM revenue and expenses for patient care.

There is no certainty that the Company will be able to establish and maintain satisfactory relationships with third party payors, many of which already have existing provider structures in place and may not be able or willing to rearrange their provider networks. Increasingly, some jurisdictions are taking the position that capitated agreements in which the provider bears the risk should be regulated by insurance laws. As a consequence, the Company may be limited in some of the states in which it operates in its attempt to enter into or arrange capitated agreements for its provider network management business when those capitated arrangements involve the assumption of risk.

      DEPENDENCE ON THIRD PARTY REIMBURSEMENT; TRENDS AND COST CONTAINMENT. Substantially all of the Company's patient service revenues are derived from third party payors. The Company's revenues and profitability may be materially adversely affected by the current trend within the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that this trend will continue to result in a reduction from historical levels of per-patient revenue. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capital or other financial risk-shifting payment systems by third party payors with service providers. Both the federal government and various states are considering imposing limitations on the amount of funding available for various healthcare services. The federal government and government agencies have taken various actions over the years to reduce reimbursement rates for diagnostic imaging services and proposals to reduce rates further are anticipated. There have been many proposals discussed within the last few years to further modify reimbursement. The Company cannot predict whether or when any such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals would have on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions.

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

      The Company is a provider of certain medical treatment and diagnostic services including, but not limited to radiation therapy, infusion therapy, lithotripsy and home healthcare. Because many of these services receive governmental reimbursement, they may be subject from time to time to changes in both the degree of regulation and level of reimbursement. Additionally, factors such as price competition and managed care also could reduce the Company's revenues.

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

      GOVERNMENT REGULATION. Providers of healthcare services, including physicians and other clinicians, are subject to extensive federal and state regulation. The fraud and abuse provisions of the Social Security Act prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration in return for, or the inducement of, the referral of patients, items or services that are paid for, in whole or in part, by Medicare or Medicaid. These laws also impose significant penalties for false or improper billings for physician services and impose restrictions on physicians' referrals for designated health services to entities with which they have financial relationships. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Similar state laws also apply to the Company. Such exclusion and penalties, if applied to the Company's affiliated physician groups or ancillary service providers, could have a material adverse effect on the Company.

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

      Under certain provisions of the Omnibus Budget Reconciliation Act of 1993 known as "Stark II," physicians who refer Medicare and Medicaid patients to the Company for certain designated services may not own stock in the Company, and the Company may not accept such referrals from physicians who own stock in the Company. Stark II contains an exemption which applies to the Company during any year if at the end of the previous fiscal year the Company had stockholders' equity in the amount of at least $75 million. The Company was not eligible for this exemption as of its fiscal year ending December 31, 1995. In 1996, the Company changed its fiscal year end to January 31, at which time it satisfied the Stark II stockholders' equity exemption. Violation of Stark II by the Company could have a material adverse effect on the Company.

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

      CONTROL BY EXISTING STOCKHOLDERS. All of the Company's executive officers and directors as a group beneficially own approximately 29.0% of the outstanding shares of Common Stock. As a result, such executive officers and directors, should they choose to act together, will be able to determine the outcome of corporate actions requiring stockholder approval and to control the election of the Company's Board of Directors. This ownership may have the effect of discouraging unsolicited offers to acquire the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material effect on income or cash flows for the year ended January 31, 2000, although there can be no assurances that interest rates will not significantly change.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER MATTERS

      The FASB recently issued statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements as of and for the year ended January 31, 1999. This Statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

      In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs will be required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company adopted EITF 97-2 in the fourth quarter ended January 31, 1999. Adoption of this statement reduced reported revenues and expenses for the years ended January 31, 1998 and 1997 by $65.4 million and $42.2 million, respectively.

                                    PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information pertaining to the Company's directors and executive officers.


NAME                           CURRENT POSITION
----                           ---------------

Abraham D. Gosman              Chairman of the Board of Directors and
                               Co-Chief Executive Officer

Michael T. Heffernan           Co-Chief Executive Officer, President and Director

Gregory Gardner                Executive Vice President Finance

James M. Hogan, M.D.           Chief Medical Officer

Frederick R. Leathers          Chief Financial Officer and Treasurer

Eric Moskow, M.D.              Executive Vice President
                               of Strategic Planning and Director

John Wardle                    Chief Operating Officer for Provider
                               Network Services

H. Loy Anderson, Jr.           Director

Hugh L. Carey                  Director

Joseph N. Cassese              Director

David M. Livingston, M.D.      Director

Kevin E. Moley                 Director

Stephen E. Ronai               Director


      Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

      ABRAHAM D. GOSMAN, age 70, has served since June 1994 as an executive officer of the Company and is presently the Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Mr. Gosman has served as Chairman of the Board of CareMatrix Corporation, an assisted living development and management company, since October 1996 and as its Chief Executive Officer since April 1999. Previously, Mr. Gosman was the Chief Executive Officer of The Mediplex Group, Inc. ("Mediplex"), a diversified health care company, from its inception in 1982 to September 1988 and from August 1990 to June 1994. In addition, Mr. Gosman served as Chairman of the Board of Meditrust Corporation and Chairman of the Board, Chief Executive Officer and Treasurer of Meditrust Operating Company from November 1997 to August 1998 and Chairman of the Board and Chief Executive Officer of their predecessor, Meditrust, from its inception in 1985 until November 1997.

      MICHAEL T. HEFFERNAN, age 34, has served as President of the Company since December 1998, as Co-Chief Executive Officer since April 1999 and as a director of the Company since February 1998. He also serves as the Chief Executive Officer of the Company's subsidiary Clinical Studies, Ltd. ("CSL"), a multitherapeutic site management organization acquired by the Company in October 1997. Prior to the Company's acquisition of CSL, Mr. Heffernan served as the President and Chief Executive Officer of CSL, a position he held since 1994. From 1993 to 1994, Mr. Heffernan served as a Regional Manager with Eli Lilly & Company.

      GREGORY GARDNER, age 43, has served since November 1996 as Executive Vice President of Finance of the Company. Previously, he served as Senior Vice President, Financial Operations of Good Samaritan & St. Mary's Medical Centers from August 1995 to November 1996. From November 1990 to December 1993, Mr. Gardner served as American Medical International, Inc.'s Corporate Director of Finance and from January 1994 to July 1995 as its Corporate Director of Development.

      JAMES M. HOGAN, M.D., age 54, has been an employee of the Company since January 1997 and has served as Chief Medical Officer of the Company since December 1998. Dr. Hogan was Corporate Medical Director of Health Insurance Plan of Greater New York from July 1996 to April 1997 and its Senior Vice President for Professional Affairs and Medical Director from October 1994 to April 1997. Dr. Hogan served as Vice President of the Medical Division and Medical Director of Health Insurance Plan of Florida from January 1994 to October 1994 and as its Medical Director from May 1993 to January 1994.

      FREDERICK R. LEATHERS, age 41, has served since June 1994 as the Chief Financial Officer and Treasurer of the Company. Previously, he served as Treasurer, Chief Financial Officer and Principal Accounting Officer of Mediplex from October 1991 to June 1994. He was Treasurer of A.M.A. Advisory Corp. and Controller of Meditrust from July 1988 to January 1991.

      ERIC MOSKOW, M.D., age 40, has served as a director of the Company since September 1996 and has been Executive Vice President of Strategic Planning of the Company since September 1996. He founded Physician's Choice Management, LLC in October 1995 and served as its Executive Vice President from October 1995 to October 1996. Prior to establishing Physician's Choice, he served as Medical Director for Mediplex of Ridgefield from November 1994 to August 1996 and as Associate Medical Director for US Healthcare in Connecticut from 1988 to 1992. Dr. Moskow is board-certified in internal medicine and served as President of the Family Medical Associates of Ridgefield for nine years.

      JOHN WARDLE, age 44, has served since April 1999 as the Chief Operating Officer of the Company. Previously, he served as Senior Vice President of United HealthCare of New England from July 1997 to April 1999. Mr. Wardle served as the General Manager for External Affairs at Southern Health Care from November 1995 to July 1997. He also served United HealthCare Corporation as a Vice President from May 1994 to November 1995 and as a Director of Subsidiary Network Development from June 1993 to May 1994.

      H. LOY ANDERSON, JR., age 55, has served as a director of the Company since December 1998. He has served as President, Chief Executive Officer and a director of Palm Beach National Bank & Trust Company since June 1990. Mr. Anderson is a director of CareMatrix Corporation.

      HUGH L. CAREY, age 79, has served as a director of the Company since February 1996. Currently, he is of counsel to the New York law firm of Whitman Breed Abbott & Morgan. He served as an Executive Vice President of W.R. Grace & Company from 1987 to December 1995. He was Governor of the State of New York from 1975 to 1983 and a member of Congress from 1960 until 1975. He is currently a director of Triarc Companies, Inc. and China Trust Bank.

      JOSEPH N. CASSESE, age 69, has served as a director of the Company since January 1996. He also serves as a director of Liberty Healthcare Management Company. Mr. Cassese was Vice President of Mediplex from January 1976 to March 1986 and the President of Mediplex from March 1986 to March 1988 and again from August 1990 to December 1991. Mr. Cassese was also a Vice President of A.M.A. Advisory Corp., an advisor to Meditrust, from April 1988 to August 1990. Mr. Cassese has been retired since December 1991.

      DAVID M. LIVINGSTON, M.D., age 57, has served as a director of the Company since January 1996. Dr. Livingston has previously served as Director of Dana-Farber Cancer Institute in Boston, Massachusetts and has been employed as a physician at the Institute since 1973. He currently serves as Chairman of the Institute's Executive Committee for Research and as a Trustee of the Institute. He is also the Emil Frei Professor of Medicine and Genetics at Harvard Medical School where he has taught since 1973.

      KEVIN E. MOLEY, age 52, has served as a director of the Company since February 1999. From March to October of 1998, Mr. Moley was an executive consultant to Kinetra LLC. He served as President and Chief Executive Officer of Integrated Medical Systems, Inc. from January 1996 to March 1998. From February 1993 to January 1996, he served as Senior Vice President to PCS Health Systems, Inc. During the Administration of President George Bush, Mr. Moley served in the United States Department of Health and Human Services in various capacities including as a member of the Transition Team from February to May of 1989, as an Assistant Secretary for Management and Budget from May 1989 to November 1991, and as a Deputy Secretary from November 1991 to January 1993. Mr. Moley has served as the Chairman of the Board of Patient Care Dynamics since November 1998. Mr. Moley has served as a director of each of Cephalon, Inc., Merge Technology Inc. and Medaphis Corporation since March 1994, February 1998, and April 1998, respectively.

      STEPHEN E. RONAI, age 62, has served as a director of the Company since January 1996. Mr. Ronai has been a partner in the Connecticut law firm of Murtha, Cullina, Richter and Pinney since 1984 where he serves as Chairman of the firm's Health Care Department. He is a member of the American Health Lawyers Association. From 1989 to 1995, he served as a member of the Board of Directors of the National Health Lawyers Association, which merged in 1998 with the American Academy of Health Care Attorneys of the American Hospital Association and was subsequently denominated as the American Health Lawyers Association. He also has served as Chairman of the Board of Trustees of the Connecticut Hospital Association. He is currently a director of CareMatrix Corporation and also serves as a director of various non-profit tax-exempt health care provider organizations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Dr. Hogan filed a Form 3 with the Securities Exchange Commission on January 19, 1999 in connection with his appointment as an executive officer of the Company on December 7, 1998. Dr. Moskow filed a Form 5 with the Securities and Exchange Commission on February 5, 1999 for stock options granted on January 21, 1998. Messrs. Cassese and Carey intend to file Form 5s, with respect to the grant of stock options on November 14, 1996, September 8, 1997 and January 26, 1999.

ITEM 11.    EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

      Officers who are members of the Board of Directors do not receive compensation for serving on the Board. Each other member of the Board receives annual compensation of $15,000 for serving on the Board, plus a fee of $1,000 for each Board of Directors' meeting attended. In addition, such directors receive an additional fee of $500 for each committee meeting attended, except that only one fee will be paid in the event that more than one such meeting is held on a single day. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties. Each director who is a member of the Equity Incentive and Compensation Committee on the first business day following each annual meeting of the stockholders will receive an option to purchase 2,500 shares of Common Stock. Any of such options granted to a member of the Equity Incentive and Compensation Committee under the Equity Plan will be exercisable one year following the date of grant.

                             EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

      The following table contains a summary of the compensation paid or accrued during the fiscal years ended January 31, 1997, 1998 and 1999 to the Chief Executive Officer of the Company and the four other named executive officers (the "Named Executive Officers").

                                                                                                 LONG TERM
                                                                ANNUAL COMPENSATION         COMPENSATION AWARDS
                                                            ----------------------------   ---------------------
                                                                             BONUS              SECURITIES             ALL OTHER
             NAME AND PRINCIPAL POSITION         YEAR(1)     SALARY ($)  COMPENSATION($)   UNDERLYING OPTIONS (#)   COMPENSATION($)
             ---------------------------         -------    ------------ ---------------   ----------------------   ---------------
Abraham D. Gosman                                  1999       225,000          --                  --                     --
  Chairman and Co-Chief Executive                  1998       225,000          --                  --                     --
  Officer                                          1997       225,000          --                  --                     --

Michael T. Heffernan                               1999       214,842       100,000                --                     --
  President, Co-Chief Executive Officer            1998       200,000        75,295              300,000                  720(5)
  and Director

James M. Hogan, M.D. (2)                           1999       507,200          --                  --                     --
  Chief Medical Officer

Frederick R. Leathers                              1999       229,525          --                  --                     --
  Chief Financial Officer and Treasurer            1998       229,197          --                  --                     --
                                                   1997       229,197          --                  --                     --

Gregory Gardner (3)                                1999       185,875          --                  --                     --
  Executive Vice President of Finance              1998       185,875          --                  --                     --

Bruce A. Rendina (4)                               1999       344,366          --                  --                   81,764(5)
  Former Vice Chairman and                         1998       460,435          --                300,000                81,207(5)
  Former Chairman                                  1997       435,782          --                  --                   53,948(5)
  and Chief Executive Officer of DASCO

Robert A. Miller (6)                               1999       283,944          --                  --                  617,528(7)
  Former President                                 1998       304,135          --                  --                     --
                                                   1997       304,171          --                  --                     --

-----------------------

(1)  The Company's fiscal year end is January 31.
(2)  Dr. Hogan became an executive officer of the Company in December 1998.
(3)  Mr. Gardner became an executive officer of the Company in November 1996.
(4) Mr. Rendina resigned as an executive officer of the Company during August 1998.
(5)  Represents life insurance premiums paid by the Company.
(6) Mr. Miller resigned as an executive officer of the Company during December 1998.
(7) Includes severance pay pursuant to the Miller Severance Agreement (defined herein). See "-- Separation Agreements" below.

OPTION GRANTS IN LAST FISCAL YEAR

      There were no options granted during the year ended January 31, 1999 by the Company to any of the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

      The Named Executive Officers did not exercise any options during the fiscal year ended January 31, 1999. As of such date, Mr. Heffernan, Dr. Hogan and Mr. Gardner held options to purchase 300,000, 100,000 and 100,000 shares of Common Stock, respectively, 100,000 of which were exercisable by Mr. Heffernan, 33,333 of which were exercisable by Dr. Hogan and 43,333 of which were exercisable by Mr. Gardner. None of the options held by Mr. Heffernan, Dr. Hogan and Mr. Gardner were in-the-money as of January 31, 1999, and none of the other Named Executive Officers held any options as of such date.

EMPLOYMENT AGREEMENTS

      In connection with the Company's acquisition of Clinical Studies, Ltd. ("CSL"), on October 14, 1997, the Company entered into an employment agreement with Mr. Heffernan to be the Chief Executive Officer of CSL. The agreement provides for an initial three-year term (expiring on October 14, 2000), which may be renewed upon agreement of the parties. The base salary for Mr. Heffernan under the agreement is $200,000 per year, plus a guaranteed bonus of $100,000 per year, payable in quarterly installments. The agreement also provides for the grant of an option to purchase 300,000 shares of the Common Stock of the Company at $16.25 per share (the price per share of the Common Stock as of the date of the agreement), which option is exercisable in three annual installments of 100,000 shares commencing on October 14, 1998. In addition, Mr. Heffernan is entitled to receive other bonuses and benefits that may be offered by the Company to its executive officers. The agreement may be terminated by the Company without cause effective immediately upon delivery of written notice by the Company to Mr. Heffernan. Mr. Heffernan may terminate the agreement upon delivery of written notice to the Company if the Company (i) fails to pay any sums due under the agreement, (ii) reassigns Mr. Heffernan from Providence, Rhode Island without his consent, or (iii) materially changes his employment duties without his consent. If the agreement is terminated by the Company without cause or by Mr. Heffernan for one of the reasons noted in the preceding sentence, Mr. Heffernan shall continue to receive his salary and guaranteed bonus for a period of 18 months after such a termination or for the remainder of the term of the agreement, whichever is longer. In the event of a "change in control" (as defined in the agreement) of the Company or CSL during the term of the agreement, Mr. Heffernan is entitled to receive a bonus payment from the Company equal to 2.99 times the sum of his salary and guaranteed annual bonus. The agreement contains restrictive covenants prohibiting Mr. Heffernan from competing with the Company, or soliciting employees of the Company to leave, during his employment and for a period equal to the longer of (i) one year after termination of the agreement or (ii) the period during which Mr. Heffernan is paid as a result of a termination of the agreement by the Company without cause or by Mr. Heffernan for cause.

      On January 27, 1997, the Company entered into an employment agreement with James M. Hogan, M.D.. The agreement provides for an initial three-year term ending March 17, 2000, which is automatically renewed for successive one year periods unless either the Company or Dr. Hogan provides a written notice of an election not to renew at least 60 days but not more than 180 days before the termination of the agreement. The base salary for Dr. Hogan under the agreement is $500,000 per year, plus such benefits and bonuses as the Company in its sole discretion may grant to him. The agreement also provides for the grant of an option to purchase 100,000 shares of Common Stock at $12.50 per share (the fair market value of the Common Stock on the date of the agreement), which option is exercisable in three annual installments commencing on March 17, 1998. In addition, Dr. Hogan is entitled to receive other bonuses and benefits that may be offered by the Company to its executive officers. The agreement may be terminated by the Company on 30 days written notice to Dr. Hogan. In addition, the Company may terminate the agreement with cause if Dr. Hogan engages in certain proscribed behavior. Dr. Hogan may terminate the agreement on 30 days written notice to the Company if the Company fails to honor the terms of the agreement, upon a change of control of the Company or if a material change in his title, responsibilities, salary or benefits occurs. If the agreement is terminated by the Company without cause or by Dr. Hogan for one of the reasons noted in the immediately preceding sentence, Dr. Hogan shall continue to receive his salary for a period of 12 months after such termination or for the remainder of the term of the agreement, whichever is longer. The agreement contains restrictive covenants prohibiting Dr. Hogan from competing with the Company, or soliciting employees of the Company to leave during his employment or for a period equal to the longer of (i) one year after the termination of the agreement or (ii) the period during which Dr. Hogan is paid as a result of a termination of the agreement by the Company without cause or by Dr. Hogan for cause.

      The Company, through its subsidiary DASCO Development Corporation ("DASCO"), entered into an employment agreement with Mr. Rendina that provided for an initial one-year term automatically renewable for successive one-year periods until either party elects not to renew. The initial base salary for Mr. Rendina under the agreement was $330,000 per year with automatic annual increases. In addition, he was entitled to receive bonuses and benefits, including life, accident, health and dental insurance. The agreement with Mr. Rendina was terminated in September 1998.

BUSINESS AGREEMENT


      In September 1998, Bruce A. Rendina entered into a Business Agreement (the "Business Agreement") with the Company, DASCO and Mr. Gosman. The Business Agreement was entered into to address the parties' future cooperation with respect to the development of certain real estate projects. The Business Agreement provides that the Company has the exclusive development rights to 27 separate projects located in 12 states, and Mr. Rendina has the exclusive development rights to six projects in five states. In addition, the Company and Mr. Rendina have agreed under certain conditions to share fees with respect to five asset conversion projects and six medical facility development projects. Pursuant to the terms of the Business Agreement, Mr. Rendina is entitled to the first 25% of the fees received on any shared fee project. Thereafter, the Company and Mr. Rendina evenly split the remaining portion of the fees for such projects.

SEPARATION AGREEMENT


      In December 1998, the Company and Robert A. Miller, former President of the Company entered into a Separation and Severance Agreement (the "Miller Severance Agreement") and a Consulting Agreement for Physician Practice Management Assets (the "Miller Consulting Agreement"). Pursuant to the Miller Severance Agreement, the Company will pay to Mr. Miller a severance payment equal to $617,528 less applicable taxes and deductions. Mr. Miller agreed not to solicit any employees of the Company and not to compete against the Company's site management and clinical trial related business for a period of two years from the termination of the Miller Consulting Agreement. The Miller Consulting Agreement provides for Mr. Miller to assist the Company in its divestiture of its non-network physician practice management assets for the six months following his resignation. In consideration for such services, the Company will pay to Mr. Miller $390,000 over the term of contract.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 22, 1999 (unless otherwise indicated), certain information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Stock, by each director and each of the Named Executive Officers of the Company and by all current directors and executive officers as a group. Except as indicated in the footnotes, all of such shares of Common Stock set forth in the following table are owned directly, and the indicated person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person:


                                                                       AMOUNT OF BENEFICIAL OWNERSHIP
                                                                       ------------------------------
                                                                SHARES BENEFICIALLY            PERCENTAGE OF
                                                                       OWNED                  OUTSTANDING(1)
                                                                       -----                  --------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS

Abraham D. Gosman (2)............................................    8,537,126                    25.6%
Michael T. Heffernan (3).........................................      419,493                     1.3
Gregory Gardner (4)..............................................       43,333                     *
James M. Hogan, M.D. (5).........................................       66,666                     *
Frederick R. Leathers............................................      491,505                     1.5
Eric Moskow, M.D. (6)............................................      187,252                     *
H. Loy Anderson, Jr..............................................          315                     *
Hugh L. Carey (7)................................................        5,000                     *
Joseph N. Cassese (8)............................................       35,000                     *
David M. Livingston, M.D.........................................           --                     *
Kevin E. Moley...................................................           --                     *
Stephen E. Ronai (9).............................................       12,000                     *
Robert A. Miller (10)............................................      459,655                     1.4
Bruce A. Rendina (11)............................................      604,766                     1.8

All current directors and executive officers as a group
  (12 persons) (12)..............................................    9,797,690                    29.0

OTHER 5% STOCKHOLDERS

Crabbe Huson Group, Inc.(13).....................................    3,320,600                     9.9
The WAB Family Limited Partnership (14)..........................    1,900,576                     5.7


--------------------------
*  Less than one percent.

(1) Based upon a total of 33,386,145 shares of Common Stock outstanding on April 22, 1999.
(2) Includes (i) 4,018,707 shares held by Chancellor Partners Limited Partnership I ("CPLP I") and (ii) 2,000,000 shares held in a revocable trust. The sole general partner of CPLP I is CLP, Inc., which has sole voting and dispositive powers as to the securities held by CPLP
         I. Mr. Gosman is the sole stockholder and director of CLP, Inc.
         Mr. Gosman's business address is PhyMatrix Corp., 777 South Flagler Drive, Suite 1000E, West Palm Beach, Florida 33401.
(3) Includes 100,000 shares that Mr. Heffernan has the right to acquire upon exercise of an option.
(4) Consists of 43,333 shares that Mr. Gardner has a right to acquire upon exercise of an option.
(5) Includes 66,666 shares that Dr. Hogan has a right to acquire upon exercise of an option.
(6) Includes (i) 120,000 shares that Dr. Moskow has the right to acquire upon exercise of an option and (ii) 12,101 shares held of record by Physician's Choice Management, LLC.
(7) Consists of 5,000 shares that Mr. Carey has the right to acquire upon exercise of an option.
(8) Includes 15,000 shares that Mr. Cassese has the right to acquire upon exercise of an option.
(9) Includes 10,000 shares that Mr. Ronai has the right to acquire upon exercise of an option.
(10) Based upon information contained in Mr. Miller's most recent Form 4 filed with the SEC for September 1996. Includes 150 shares held for the benefit of three of Mr. Miller's children.
(11)     Based upon information provided by Mr. Rendina in April 1999.
(12) Includes 359,999 shares that the current directors and executive officers have the right to acquire upon exercise of options.

(13) Crabbe Huson Group, Inc. ("CHG") disclaims beneficial ownership of all shares owned by each of its clients and also disclaims that a "group" within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934 has been or will be formed. CHG asserts that it does not directly own any shares of the Company, but shares voting power with respect to 3,058,200 shares and dispositive power with respect to 3,320,600 shares owned by its clients. The address of CHG is 121 SW Morrison, Suite 1400, Portland, Oregon 97204. Based upon information contained in CHG's Schedule 13G filed with the SEC on February 12, 1999.
(14) The partnership's address is 106 Driftwood Drive, Tiverton, Rhode Island 02878. Walter A. Brown is the sole limited partner and general partner of the partnership. Based upon information provided by Mr. Brown to the Company in April 1999.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      The Company occupies office space for offices in West Palm Beach, Florida under the terms of a lease which the Company assumed from a company the stockholders and executive officers of which include Messrs. Gosman and Leathers. The terms of the assumed lease are the same as those to which such affiliated company was obligated. As of January 31, 1999, the total amount of lease payments to be made under the assumed lease through the end of the current lease term was estimated to be approximately $0.4 million. During the year ended January 31, 1999, the Company leased office space on behalf of certain of its affiliated physicians from a limited partnership of which Mr. Gosman owns a controlling interest in the limited partner and general partner. The aggregate base rent paid during the year under such leases was approximately $0.1 million. In January 1997, a privately-held entity principally owned by Mr. Gosman assumed the Company's obligations as lessee under a capital lease, which obligations then exceeded the fair market value of the lease by $0.6 million.

      DASCO provides development and other services in connection with the establishment of health parks, medical malls and medical office buildings. DASCO provides these services to or for the benefit of the owners of the new facilities, which owners are either corporations or limited partnerships. As of January 31, 1999, Mr. Gosman individually and as trustee for his two sons, and Frederick R. Leathers had obtained equity interests in an aggregate of 17 facilities developed or being developed by DASCO, and had interests in five of such facilities. The interest of Mr. Gosman (individually and as trustee) in such facilities ranged from 6.0% to 40.1%. The interest of Mr. Leathers ranged from 0. 1 % to 0.95%.
During the year ended January 31, 1999, DASCO recorded revenues in the amount of approximately $3.0 million, related to facilities developed by DASCO in which equity interests have been obtained by related parties.

      The Company provides construction management, development marketing and consulting services to entities principally owned by Mr. Gosman in connection with the development and operation by such entities of several healthcare related facilities (including a medical office building and a retirement community). During the years ended January 31, 1999 and 1998, the Company recorded revenues in the amount of $1.4 million and $10.5 million, respectively, related to such services and as of January 31, 1999, the Company advanced $10.9 million, pursuant to a note due in July 2000, to a company principally owned by Mr. Gosman relating to the development of a healthcare facility. The Company provides these services to such affiliated parties on terms no more or less favorable to the Company than those provided to unaffiliated parties. Interest on the note accrues at the prime rate.

      In May 1998, the Company made a loan in the original principal amount of $1.0 million to Dr. Moskow. The loan bears interest at a rate of 5.56% per annum and becomes due in May 2005. Pursuant to the terms of the note governing the loan, the balance due under the note will be forgiven upon a change of control of the Company. In addition, during the year ended
January 31, 1999, the Company loaned $0.9 million to a limited partnership of which Mr. Gosman is a partner. The loan bears interest at 10% and has a final maturity of July 1999.

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

                                     PART IV

ITEM 14.    FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)1. Financial Statements                                              PAGE
                                                                              ----
            Financial Statements
            Report of Independent Accountants                                  F-2
            Consolidated Balance Sheets as of January 31, 1999 and  1998       F-3
            Consolidated Statements of Operations for the years ended
              January 31, 1999, 1998 and 1997                                  F-4
            Consolidated Statements of Changes in Shareholders' Equity
              for the years ended January 31, 1999, 1998 and  1997             F-5
            Consolidated Statements of Cash Flows for the years ended
              January 31, 1999, 1998 and 1997                                  F-6
            Notes to Consolidated Financial Statements                         F-7

         2  Financial Statement Schedules

            Report of Independent Accountants                                  S-1

Schedule II       Valuation and Qualifying Accounts for the years
                  ended January 31, 1999, 1998 and 1997                        S-2

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3. Exhibits


Exhibit No.          Exhibit
-----------          -------


3.1(1)      Restated Certificate of Incorporation of the Company.
3.2(1)      By-laws of the Company.
4(2)        Indenture with respect to the Company's 6-3/4% Convertible
            Subordinated Debentures.
10.1(1)     Registration Agreement dated January 29, 1996 between PhyMatrix
            Corp. and various stockholders of PhyMatrix Corp.
10.2(2)     Registration Agreement dated June 21, 1996 between PhyMatrix Corp.
            and the Initial Purchasers.
10.3(1)     Employment Agreement dated as of January 1, 1995 between DASCO and
            Bruce A. Rendina.
10.4(2)     Employment Agreement dated January 29, 1996 between PhyMatrix Corp.
            and Robert A. Miller.
10.5(1)     1995 Equity Incentive Plan.
10.6        Amended and Restated Agreement and Plan of Merger dated as of July
            15, 1997 by and among the Company, PhyMatrix Acquisition I, Inc.,
            Clinical Studies Ltd., Dr. Michael Rothman, Dr. Walter Brown,
            Michael T. Heffernan and Ronald Phillips as Trustee of The Alexander
            Rothman 1993 Qualified Sub-Chapter S Trust and as Trustee of The
            Julie Rothman Qualified Sub-Chapter S Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on
            October 6, 1997).
10.7(3)     Employment Agreement dated October 14, 1997 between PhyMatrix Corp.
            and Michael T. Heffernan.
10.8(3)     Separation and Settlement Agreement dated April 30, 1998 between
            Frank Tidikis and PhyMatrix Corp.
*10.9       Loan and Security Agreement dated March 12, 1999 by and among the
            Company, certain of its subsidiaries and HCFP Funding, Inc.
*10.10      Loan and Security Agreement dated March 12, 1999 by and among the
            Company, PhyMatrix Diagnostic Imaging, Inc., PhyMatrix Management
            Company, Inc. and HCFP Funding, Inc.
*10.11      Loan and Security Agreement dated March 12, 1999 by and between the Company, Clinical Studies, Ltd., Clinical Marketing, Ltd. and
            HCFP Funding, Inc.
*10.12      Separation and Settlement Agreement dated December 8, 1998 between the Company and Robert A. Miller
*10.13      Consulting Agreement for Physician Practice Management Assets
            dated December 8, 1999 between the Company and RAM Advisors, Inc.
*10.14      Business Agreement dated September 4, 1998 among the Company, certain of its subsidiaries, Abraham D. Gosman, The Rendina
            Companies, Inc., The Rendina Companies West, Inc. and Bruce A.
            Rendina.
10.15(3)    Section 3.4(a) of the Operating Agreement of Tri-State Network
            Management, L.L.C. dated February 17, 1998 among PhyMatrix
            Management Company, Inc. ("Management"), Beth Israel Medical Center
            and Landmark Physicians Organization, L.L.C., which imposes certain restrictions on Management and PhyMatrix Corp.
*10.16      Employment Agreement between the Company and James M. Hogan, M.D.
*21         Subsidiaries of the Registrant.
*23.1       Consent of PricewaterhouseCoopers LLP
*27         Financial Data Schedule.


---------------

*     Filed herewith.

(1) All exhibits not filed herewith or otherwise incorporated by reference are hereby incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-97854).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-08269).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

      (b)   Reports on Form 8-K

      None

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PHYMATRIX CORP.



                                    By:      /S/    ABRAHAM D. GOSMAN
                                             ----------------------------------
                                             Abraham D. Gosman
                                             Chairman of the Board of Directors
                                             and Co-Chief Executive Officer

                                    Date:    April 30, 1999

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


          SIGNATURE                          TITLE                              DATE
          ---------                          -----                              ----

                                    Chairman of the Board of Directors
                                    and Co-Chief Executive Officer
/s/  Abraham D. Gosman              (Principal Executive Officer)          April 30, 1999
------------------------------

                                    Chief Financial Officer
                                    (Principal Financial and Accounting
/s/  Frederick R. Leathers          Officer)                               April 30, 1999
------------------------------

/s/  H. Loy Anderson                Director                               April 30, 1999
------------------------------

     Governor Hugh L. Carey         Director                               April 30, 1999
------------------------------

/s/  Joseph N. Cassese              Director                               April 30, 1999
------------------------------

                                    Director, President and Co-Chief
/s/  Michael T. Heffernan           Executive Officer                      April 30, 1999
------------------------------

     David M. Livingston, M.D.      Director                               April 30, 1999
------------------------------

/s/  Kevin Moley                    Director                               April 30, 1999
------------------------------

                                    Director and Executive Vice
     Eric Moskow                    President of Strategic Planning        April 30, 1999
------------------------------

/s/  Stephen E. Ronai, Esq.         Director                               April 30, 1999
------------------------------


                                 PHYMATRIX CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                PAGE
                                                                                                ----

Report of Independent Accountants                                                                F-2

Consolidated Balance Sheets as of January 31, 1999 and 1998                                      F-3

Consolidated Statements of Operations for the years ended January 31, 1999, 1998, and 1997       F-4

Consolidated Statements of Changes in Shareholders' Equity for the years ended January 31,       F-5
     1999, 1998, and 1997

Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997        F-6

Notes to Consolidated Financial Statements                                                       F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders of PhyMatrix Corp.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of PhyMatrix Corp. and its subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 19, 1999, except for Note 23,
for which the date is April 22, 1999

                                 PHYMATRIX CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                            January 31,
                                                                                            -----------
                                                                                         1999        1998
                                                                                       --------    --------
ASSETS
Current assets
  Cash and cash equivalents                                                            $ 10,137    $ 49,536
  Receivables:
    Accounts receivable, net of allowances of $1,350 and $48,428 at
      January 31, 1999 and 1998, respectively                                            15,276      57,252
    Income tax refund receivable                                                         10,789          --
    Other receivables                                                                     6,760      14,240
    Notes receivable (Note 5)                                                             5,060       1,851
  Prepaid expenses and other current assets                                               1,260       6,167
  Assets held for sale (Note 2)                                                         100,795          --
                                                                                       --------    --------
      Total current assets                                                              150,077     129,046

Property, plant and equipment, net (Note 6)                                              11,024      44,295
Notes receivable (Note 5)                                                                 7,274       7,831
Goodwill, net (Note 2)                                                                   41,007      93,880
Management service agreements, net (Note 2)                                              28,167      89,470
Investment in affiliates (Note 7)                                                            98       4,944
Other assets (including advances to shareholder)                                         15,204       8,694
                                                                                       --------    --------
      Total assets                                                                     $252,851    $378,160
                                                                                       --------    --------
                                                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of debt and capital leases (Note 9)                                  $ 12,192    $ 13,742
  Accounts payable                                                                       13,602      13,101
  Accrued compensation                                                                    1,475       2,282
  Accrued  and other current liabilities (Note 8)                                        11,623      13,531
                                                                                       --------    --------
      Total current liabilities                                                          38,892      42,656

Long-term debt and capital leases  (Note 9)                                               5,465      20,617
Convertible subordinated debentures (Note 9)                                            100,000     100,000
Other long-term liabilities (Notes 3 and 12)                                              1,191       1,651
Minority interest                                                                         1,403       1,201
                                                                                       --------    --------
      Total liabilities                                                                 146,951     166,125

Commitments and contingencies (Notes 3 and 12)

Shareholders' equity:
   Common stock, par value $.01, 40,000 shares authorized,
     33,344 and 31,248 shares issued at January 31, 1999 and 1998, respectively,
     32,916 and 31,244 shares outstanding at January 31, 1999 and 1998,
     respectively                                                                           329         312
     Treasury stock                                                                      (1,202)        (75)
     Additional paid in capital                                                         224,715     198,893
     Retained earnings (accumulated deficit)                                           (117,942)     12,905
                                                                                       --------    --------
       Total shareholders' equity                                                       105,900     212,035
                                                                                       --------    --------
       Total liabilities and shareholders' equity                                      $252,851    $378,160
                                                                                       --------    --------
                                                                                       --------    --------

The accompanying notes are an integral part of the consolidated financial statements.

                                PHYMATRIX CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                                                    Year Ended January 31,
                                                                                    ----------------------
                                                                            1999           1998          1997
                                                                          ---------     ---------     ---------
Net revenues (Note 2):
Net revenues from services                                                $ 179,472     $ 155,946     $  98,765
Net revenues from management service agreements                             103,112        94,134        47,942
Net revenues from real estate services                                        8,694        31,099        19,049
                                                                          ---------     ---------     ---------
Total revenue                                                               291,278       281,179       165,756
                                                                          ---------     ---------     ---------
Operating costs and administrative expenses:
Salaries, wages and benefits                                                 94,710        88,221        58,351
Professional fees                                                            16,287         9,597         7,322
Supplies                                                                     60,055        44,909        27,203
Utilities                                                                     5,501         4,574         2,868
Depreciation and amortization                                                14,786        10,800         7,382
Rent                                                                         20,671        16,649         8,519
Provision for bad debts                                                       8,428         5,915         4,608
Gain on sale of assets (Note 6)                                              (5,414)       (1,891)         (262)
Provision for write-down of notes receivable (Note 5)                         2,674            --            --
Merger and other noncontinuing expenses related to CSL (Note 3)                  --        11,057         1,929
Goodwill impairment write-down (Note 2)                                       9,093            --            --
Nonrecurring expenses (Note 4)                                               10,465            --            --
Capitation expense                                                           53,875        44,341        12,442
Other                                                                        37,667        22,841        12,251
                                                                          ---------     ---------     ---------
                                                                            328,798       257,013       142,613
                                                                          ---------     ---------     ---------
Interest expense, net                                                         8,005         4,775         1,357
Interest expense shareholder                                                     --            --           369
(Income) from investment in affiliates                                           --          (731)         (709)
                                                                          ---------     ---------     ---------
                                                                              8,005         4,044         1,017
                                                                          ---------     ---------     ---------
Income (loss) before provision for income taxes and extraordinary item      (45,525)       20,122        22,126
Income tax expense (benefit)                                                (11,549)        9,823         6,836
                                                                          ---------     ---------     ---------
Net income (loss) before extraordinary item (Note 2)                        (33,976)       10,299        15,290
Extraordinary item, net of tax of $0 (Note 4)                                96,784            --            --
                                                                          ---------     ---------     ---------
Net income (loss)                                                         $(130,760)    $  10,299     $  15,290
                                                                          ---------     ---------     ---------
                                                                          ---------     ---------     ---------
Net income per weighted average share - basic (Note 19)
  Income (loss) before extraordinary item                                 $   (1.02)    $    0.35     $    0.56
  Extraordinary item                                                      $   (2.89)    $    --       $     --
  Net income (loss)                                                       $   (3.91)    $    0.35     $    0.56
Net income per weighted average share - diluted (Note 19)
  Income (loss) before extraordinary item                                 $   (1.02)    $    0.35     $    0.55
  Extraordinary item                                                      $   (2.89)    $    --       $     --
  Net income (loss)                                                       $   (3.91)    $    0.35     $    0.55

Proforma Information  (Note 2):
        Adjustment to income tax expense                                  $      --     $     624     $   1,293
        Net income                                                        $      --     $   9,675     $  13,997
        Net income per weighted average share - basic                     $      --     $    0.33     $    0.51
        Net income per weighted average share - diluted                   $      --     $    0.33     $    0.51

Weighted average shares outstanding - basic (Note 19)                        33,401        29,690        27,295
                                                                          ---------     ---------     ---------
                                                                          ---------     ---------     ---------
Weighted average shares outstanding - diluted (Note 19)                      33,401        30,229        27,682
                                                                          ---------     ---------     ---------
                                                                          ---------     ---------     ---------

The accompanying notes are an integral part of the consolidated financial statements.


                                PHYMATRIX CORP.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended January 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                                                           Retained
                                                        Common Stock                        Additional     Earnings
                                                         Outstanding           Treasury       Paid-in    (Accumulated
                                                    Shares        Amount         Stock        Capital       Deficit)       Total
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Balances - December 31, 1995                           4,885     $      49     $    --       $  25,071     $  (9,683)    $  15,437

Initial public offering, net of costs                 21,263           213          --         111,494          --         111,707
Issuance of common stock for acquisitions                267             3          --           3,997          --           4,000
Issuance of common stock pursuant to pooling of
  interests with Clinical Studies, Ltd. ("CSL")          319             3          --             625          --             628
Adjustment for immaterial pooling of interests           433             4          --            --             779           783
Issuance costs                                          --            --            --            (743)         --            (743)
Issuance of stock pursuant to acquisitions               406             4          --           9,223          --           9,227
Issuance of stock pursuant to stock plans                 52          --            --             359          --             359
Net loss for month ended January 31,1996                --            --            --            --          (1,176)       (1,176)
Net income for the year ended January 31, 1997          --            --            --            --          15,290        15,290
Dividends                                               --            --            --            --          (1,732)       (1,732)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Balances - January 31, 1997                           27,625           276          --         150,026         3,478       153,780

Adjustment for immaterial pooling of interests          --            --            --            --             644           644
CSL's January 1997 earnings excluded from
 net income (as described in Note 2)                    --            --            --            --             344           344
Purchase of treasury stock at cost                      --            --             (75)         --            --             (75)
Issuance of stock pursuant to acquisitions             3,430            34          --          48,059          --          48,093
Issuance of stock pursuant to stock plans                193             2          --             920          --             922
Issuance costs                                          --            --            --            (112)         --            (112)
Net income for the year ended January 31, 1998          --            --            --            --          10,299        10,299
Dividends                                               --            --            --            --          (1,860)       (1,860)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Balances - January 31, 1998                           31,248           312           (75)      198,893        12,905       212,035

Purchase of treasury stock at cost                      (427)           (4)       (1,127)         --            --          (1,131)
Issuance of stock pursuant to acquisitions             2,059            21          --          25,785          --          25,806
Issuance of stock pursuant to stock plans                 36          --            --             130          --             130
Issuance costs and other                                --            --            --             (93)          (87)         (180)
Net loss for the year ended January 31, 1999            --            --            --            --        (130,760)     (130,760)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Balances - January 31, 1999                           32,916     $     329     $  (1,202)    $ 224,715     $(117,942)    $ 105,900
                                                   ---------     ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------     ---------

The accompanying notes are an integral part of the consolidated financial statements.


                                PHYMATRIX CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Year Ended January 31,
                                                                 -------------------------------------
                                                                    1999         1998          1997
                                                                 ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                              $(130,760)    $  10,299     $  15,290
  Noncash items included in net income (loss):
    Depreciation and amortization                                   14,786        10,800         7,382
    Extraordinary item                                              96,784          --            --
    Gain on sale of assets                                          (5,414)       (1,891)         (292)
    Nonrecurring charges                                            10,465          --            --
    Write-down of notes receivable                                   2,674          --            --
    Goodwill impairment write-down                                   9,093          --            --
    Amortization of debt issuance costs                              1,708           727           277
    Issuance of common stock as compensation                          --            --             628
    Other                                                              656          (688)         (359)
Changes in receivables                                              (1,699)       (8,571)      (14,154)
Changes in accounts payable and accrued liabilities                 (1,020)          215        (3,637)
Changes in amounts due from physicians                               3,216        (6,243)       (1,006)
Changes in other assets                                             (5,393)       (6,932)        1,518
                                                                 ---------     ---------     ---------
    Net cash provided (used) by operating activities                (4,904)       (2,284)        5,647

Cash flows from investing activities:
Capital expenditures                                                (6,601)      (10,248)       (5,687)
Sale of assets                                                       7,888         4,019         1,244
Notes receivable, net                                               (2,550)        6,957       (15,214)
Purchase of investments in affiliates                                 --          (1,354)         --
Other assets                                                          (110)          439        (1,440)
Acquisitions, net of cash acquired (Note 17)                       (11,164)      (34,444)      (27,734)
                                                                 ---------     ---------     ---------
    Net cash used by investing activities                          (12,537)      (34,631)      (48,831)

Cash flows from financing activities:
  Borrowings under revolving lines of credit, net                     --          26,571         3,132
  Advances to shareholders                                         (10,904)         --         (15,523)
  Proceeds from issuance of common stock                               130           914           360
  Dividends to shareholders                                           --          (1,861)       (1,732)
  Proceeds from issuance of convertible subordinated debentures       --            --          96,566
  Release of cash collateral                                          --           4,504         1,997
  Offering costs and other                                            (234)          (88)       (2,823)
  Repurchase of treasury stock                                        (769)         --            --
  Repayment of debt                                                (10,181)      (25,239)       (7,179)
                                                                 ---------     ---------     ---------
    Net cash provided (used) by financing activities               (21,958)        4,801        74,798

Increase (decrease) in cash and cash equivalents                   (39,399)      (32,114)       31,614
Cash and cash equivalents, beginning of year                        49,536        81,650        49,709
                                                                 ---------     ---------     ---------
Cash and cash equivalents, end of year                           $  10,137     $  49,536     $  81,323
                                                                 ---------     ---------     ---------
                                                                 ---------     ---------     ---------

The accompanying notes are an integral part of the consolidated financial statements.


                                 PHYMATRIX CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND RECENT EVENTS

DESCRIPTION OF BUSINESS

     PhyMatrix Corp. (together with its subsidiaries, the "Company" or "PhyMatrix") is repositioning itself as a company that provides diverse services supporting the needs of the pharmaceutical and managed care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, as well as multi and single-specialty provider network management. Historically, the Company has been an integrated medical management company that provides medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company is in the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. The Company also has significantly downsized its medical facility development and consulting services. The Company currently estimates that by the end of its current fiscal year it will have exited its physician practice management ("PPM") and ancillary medical service businesses.

     PhyMatrix Corp., formerly known as Continuum Care Corporation, was formed to create a healthcare company which consummated an initial public offering (the "offering") during January 1996 and simultaneously exchanged 13,040,784 shares of its Common Stock for all of the outstanding Common Stock of several business entities (the "IPO entities") which were operated under common control prior to the offering by Abraham D. Gosman and with respect to DASCO Development Corporation and affiliate ("DASCO") by Mr. Gosman and
Bruce A. Rendina, since their respective dates of acquisition. Subsequent to the offering, the Company changed its fiscal year end from December 31 to January 31.

     During October 1997, the Company combined with Clinical Studies, Ltd. ("CSL"). This business combination was accounted for as a pooling of interests. CSL is a site management organization conducting clinical research for pharmaceutical and biotechnology companies and clinical research organizations at 38 centers located in 16 states. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL and Clinical Marketing Ltd. ("CML") which was merged into CSL on January 1, 1997.

RECENT EVENTS

     During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize stockholder value. During August 1998, the Company announced that the Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to restructure the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company intends to link its nationally focused hospital affiliations and its physician networks with its clinical trials site management and healthcare outcomes research operations.

     During August 1998, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. Subsequent to August 1998, the Company has also decided to divest its home health business and exit its infusion therapy business. Net loss for the year ended January 31, 1999 included an extraordinary item of $96.8 million which is primarily a non-cash charge related to

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


these divestitures. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). Based on fair market value estimates, which have primarily been derived from letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $100.8 million from the sale of the businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at January 31, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its 50% or greater owned subsidiaries over which it exercises control. Significant intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES USED IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for the estimated proceeds to be realized from the assets held for sale, collectibility of receivables and third party settlements, depreciation and amortization, taxes and contingencies.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.

REVENUE RECOGNITION

     Net revenues from services is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends and other relevant factors. Included in net revenues from services are revenues from the diagnostic imaging centers in New York which the Company operates pursuant to Administrative Service Agreements. These revenues are reported net of payments to physicians.

     Net revenues from clinical studies (which are included in net revenues from services) equals the fees to be received, primarily from pharmaceutical companies, as services are provided to patients enrolled in the studies. Revenues are recognized as patient visits are conducted and such services are provided. Payments received prior to providing services are recorded as unearned revenue. Included in accounts receivable at January 31, 1999 and 1998 are unbilled contract receivables of $4.6 million and $3.9 million, respectively.

     Net revenues from management service agreements include fees paid to the Company by the management service agreements for providing management services. These fees generally are either a fixed amount per enrollee or a specified percentage of capitated revenues. In addition, the Company may be entitled to participate in risk pools.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     In accordance with EITF 97-2, which the Company implemented during the fourth quarter of fiscal 1999, net revenues from management service agreements generally includes the net revenue generated by the physician practices net of payments to physicians. Under the agreements, the Company, in most cases, is responsible and at risk for the operating costs which include the reimbursement of all medical practice operating costs. For the years ended January 31, 1999, 1998 and 1997, the payments to physicians which have been netted against revenues were $67.7 million, $65.4 million and $42.2 million, respectively.

     Net revenues from real estate services are recognized at the time services are performed. In some cases fees are earned upon the achievement of certain milestones in the development process, including the receipt of a building permit and a certificate of occupancy of the building. Unearned revenue relates to all fees received in advance of services being completed on development projects.

THIRD PARTY REIMBURSEMENT

     For the years ended January 31, 1999, 1998 and 1997, approximately 16%, 19% and 28%, respectively, of the Company's net revenue was primarily from the participation of the Company's home healthcare entities and physician practices in Medicare programs. Medicare compensates the Company on a "cost reimbursement" basis for home healthcare, meaning Medicare covers all reasonable costs incurred in providing home healthcare. Medicare compensates the Company for physician services based on predetermined fee schedules. In addition to extensive existing governmental healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.

ASSETS HELD FOR SALE

     During August 1998, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. Subsequent to August 1998, the Company has also decided to divest its home health business and exit its infusion therapy business. Net loss for the year ended January 31, 1999 includes an extraordinary item of $96.8 million which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). Based on fair market value estimates, which estimates were primarily derived from letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $100.8 million from the sale of the businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at January 31, 1999. Assets and liabilities of the businesses held for sale have been removed from their respective accounts and therefore are excluded from the foregoing footnote disclosures related to these individual balance sheet items at January 31, 1999, since these amount have been reclassed to assets held for sale.

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

INCOME TAXES

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


different periods for income tax and financial reporting purposes.

     Prior to the merger with CSL, CSL had elected to be treated as S Corporations as provided under the Internal Revenue Code (the "Code"), whereby income taxes are the responsibility of the shareholders. Accordingly, the Company's statements of operations do not include provisions for income taxes for income related to CSL prior to the merger. Prior to the merger, dividends were primarily intended to reimburse shareholders for income tax liabilities incurred.

PRO FORMA INFORMATION

     The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results (prior to the merger with CSL) as if CSL had been a C corporation rather than an S corporation for income tax purposes.

GOODWILL

     Goodwill relates to the excess of cost over the value of net assets of the businesses acquired. Amortization is calculated on a straight line basis over periods ranging from ten to 40 years. Accumulated amortization of goodwill was $3.2 million and $6.0 million at January 31, 1999 and 1998, respectively. The decrease in accumulated amortization of goodwill is primarily attributable to the entities divested/disposed during the year ended January 31, 1999 or the reclassification of accumulated amortization to assets held for sale at January 31, 1999.

MANAGEMENT SERVICE AGREEMENTS

     Management service agreements consist of the costs of purchasing the rights to manage medical oncology, physician groups and certain diagnostic imaging centers. These costs are amortized over the initial noncancelable terms of the related management service agreements ranging from ten to 25 years. Under the long-term agreements, the medical groups have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. Accumulated amortization of management service agreements was $1.4 million and $4.1 million at January 31, 1999 and 1998, respectively. The decrease in accumulated amortization of management service agreements is primarily attributable to the entities divested/disposed during the year ended January 31, 1999 or the reclassification of accumulated amortization to assets held for sale at January 31, 1999. Effective February 1, 1998, management changed its policies regarding amortization of its management services agreement intangible assets. The Company adopted a maximum of 25 years (from the inception of the respective intangible asset) as the useful life for amortization of its management services agreement intangible assets. Using the unamortized portion of the intangible at January 31, 1998, the Company began amortizing the intangible over the remainder of the 25 year useful life. These costs had historically been charged to expense through amortization using the straight line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represented a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. This change increased amortization expense relating to existing intangible assets at January 31, 1998, by approximately $0.7 million annually.

DEBT ISSUANCE COSTS

     Offering costs of approximately $5.6 million related to the convertible subordinated debentures and the revolving line of credit agreement (see Note 9) have been deferred and are being amortized over the life of the convertible subordinated debentures and the term of the revolving line of credit agreement, respectively. The revolving line of credit agreement was amended during December 1998 and the maturity was changed to March 1999. Therefore, the amortization of the debt issuance costs related to this line of credit were accelerated, resulting in additional amortization expense of $0.6 million for the year ended January 31, 1999. Amortization expense of

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


$1.7 million, $0.7 million and $0.3 million has been included as interest expense in the accompanying financial statements for the years ended January 31, 1999, 1998 and 1997, respectively.

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

     In connection with the Board of Directors' plan to reposition the Company, and due in part to the resignation of Bruce A. Rendina as Chief Executive Officer of the Company's real estate services segment, the Company has made the decision to significantly downsize its real estate services segment. During the fourth quarter ended January 31, 1999, the Company recorded a goodwill impairment write-down of approximately $9.1 million which eliminates the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which is uncertain. Moreover, anticipated future cash flows of the real estate segment indicate that the recoverability of the asset is not likely.

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

STOCK OPTION PLANS

     On February 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made during the years ended January 31, 1999, 1998 and 1997, and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

COMPREHENSIVE INCOME

     For the periods included in the Form 10-K, the Company does not have items of comprehensive income requiring reporting or disclosure.

ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF 97-2 is effective for the Company's financial statements for the year ended January 31, 1999. Adoption of this statement reduced previously reported revenues and expenses for the years ended January 31, 1998 and 1997 by $65.4 million and $42.2 million, respectively. During August 1998, the Company announced its plan to divest and exit the PPM business. The majority of these assets which have not yet been divested are recorded as assets held for sale at January 31, 1999.

     During the year ended January 31, 1999, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 21).


3.   ACQUISITIONS

YEAR ENDED JANUARY 31, 1999 TRANSACTIONS (ALL INFORMATION RELATED TO THE NUMBER OF PHYSICIANS IS AS OF THE TRANSACTION DATE)

     During February 1998, the Company purchased New England Research Center, a clinical research center located in Massachusetts. At the time of its acquisition, New England Research Center had over 50 ongoing studies, primarily in allergy and asthma. In conjunction with the acquisition, the Company entered into a 40-year agreement with the physicians and employees to manage the clinical trials at New England Research Center. The purchase price was approximately $5.7 million. Of such purchase price, approximately $1.5 million was paid in cash and 333,006 shares of Common Stock were issued having a value of $4.3 million. The purchase price was allocated primarily to management services agreements and is currently being amortized over 25 years.

     During February 1998, the Company completed the formation of an MSO with Beth Israel Medical Center and the physician organizations that represented more than 1,700 physicians of Beth Israel and its parent corporation. The Company owns one-third of the MSO. The Company provides management services for the MSO which provides the physicians and hospitals with medical management and contract negotiation support for risk agreements with managed care payors. In connection with the formation of the MSO, PhyMatrix Management Company, Inc. ("Management"), a subsidiary of the Company, agreed with Beth Israel Medical Center ("Beth Israel") that Management and its affiliates (including the Company) would not, directly or indirectly, (i) operate, manage or provide risk contract management services to any physicians, IPAs or group practices located in New York County, Kings County or Westchester County, New York (the "Restricted Zone") which are affiliated with a hospital or hospital system or any affiliate (with certain exceptions) or (ii) participate with a hospital or hospital system or any affiliate (other than Beth Israel) in an MSO or other person that operates, manages or provides risk contract management services within the Restricted Zone (with certain exceptions). In addition, the owners of two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     During February 1998, the Company purchased a diagnostic imaging center located in Delray Beach, Florida. The base purchase price was approximately $6.6 million. The base purchase price was paid in 495,237 shares of Common Stock of the Company. There was also a potential contingent payment up to a maximum of $2.0 million which was not earned. The purchase price was allocated to the assets at fair market value including goodwill of $6.6 million. The resulting intangible has been amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During March 1998, the Company entered into an administrative services agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately $5.1 million of Common Stock. There is also a contingent payment up to a maximum of $1.9 million based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. As of January 31, 1999, this contingent payment has not been earned. The purchase price was allocated to the assets at fair market value including management services agreements of $5.1 million. The resulting intangible has been amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company manages for the MSO the medical risk contracting for more than 2,600 physicians which are members in IPAs in New York. The base purchase price was $3.0 million. Of such price, $1.5 million was paid in cash and 143,026 shares of Common Stock were issued having a value of $1.5 million. There are also contingent payments up to a maximum of $5.0 million payable in cash and Common Stock, with $4.0 million of such amount based upon earnings during the three years after the closing date and the remaining $1.0 million based upon the achievement of certain conditions during any twelve-month period during the three years after the closing date. The Company and LIPH, LLC are in dispute as to amounts owed to the Company primarily for management services provided.

     During April 1998, the Company acquired the business and certain assets of a clinical research company in Massachusetts. The base purchase price was $2.6 million plus the assumption of liabilities of approximately $0.4 million. Of such purchase price, $1.5 million was paid in 144,405 shares of Common Stock of the Company, $70,000 is payable in shares of Common Stock on the first anniversary of the closing date and $1.1 million is payable in shares of Common Stock of the Company on the second anniversary of the closing date. In addition, there is a contingent payment up to a maximum of $2.4 million payable in Common Stock based on earnings before taxes during the next four years. As of January 31, 1999, this contingent payment has not been earned. The purchase price was allocated to the assets at fair market value including goodwill of $2.7 million. The resulting intangible is being amortized over 20 years.

     During January 1999, the Company acquired the stock of, and entered into a management agreement with, a clinical research company specializing in allergy and asthma research located in Illinois. The purchase price for the stock was approximately $4.2 million. Of such purchase price, $1.6 million was paid in cash during March 1999 and $2.6 million is payable primarily under non-interest bearing promissory notes between the second and fifth anniversaries of the closing date. The purchase price was allocated to the assets at fair market value including management service agreements of $3.5 million. The resulting intangible is being amortized over 25 years.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



YEAR ENDED JANUARY 31, 1998 ACQUISITIONS

PHYSICIAN PRACTICE ACQUISITIONS (ALL INFORMATION RELATED TO THE NUMBER OF PHYSICIANS IS AS OF THE ACQUISITION DATE)

     During February 1997, the Company purchased the stock of a six physician practice pursuant to a merger and entered into a 40-year management agreement with the practice in exchange for 159,312 shares of Common Stock of the Company having a value of approximately $2.4 million. The transaction has been accounted for using the pooling-of-interests method of accounting. During the year ended January 31, 1999, the Company divested this practice.

     During February 1997, the Company purchased the assets of and entered into a 40-year management agreement with five physicians in Utah. The purchase price was $2.5 million. Of such purchase price, $1.4 million was paid in cash and 75,293 shares of Common Stock of the Company were issued having a value of $1.1 million. The purchase price was allocated to the assets at their fair market value, including management service agreements of $1.4 million. The resulting intangible is being amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During May 1997, the Company entered into a 40-year management agreement with a radiation therapy center in Westchester, New York. The consideration paid in this transaction was $2.6 million. The amount paid has been allocated to management service agreements and is being amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During July 1997, the Company entered into a 40-year management services agreement with Beth Israel Hospital to manage its DOCS Division which consists of more than 100 physicians located throughout the greater Metropolitan New York area. Pursuant to this management services agreement, the Company is reimbursed for all operating expenses incurred by the Company for the provision of services to the practices plus its applicable management fee. The Company may expend up to $40 million, in certain circumstances (none of which has been expended as of January 31, 1999), in conjunction with the transaction to be utilized for the expansion of the Beth Israel delivery system throughout the New York region. In connection with the agreement, the Company paid $13.7 million in cash, which was allocated to management service agreements and is being amortized over 25 years.

ANCILLARY SERVICE COMPANIES ACQUISITIONS AND CSL MERGER

     During April 1997, the Company acquired the business and certain assets of a clinical research company in the Washington, DC area for $0.7 million in the form of a promissory note plus contingent consideration based on revenue and profitability measures over the next five years. The contingent payments will equal 10% of the excess gross revenue, as defined, provided the gross operating margins of the acquired business exceed 30%. The purchase price was allocated to intangibles, including goodwill, and is being amortized over 20 years. The note and contingent payments are, in certain circumstances, convertible into shares of Common Stock.

     During June 1997, the Company purchased the assets of two diagnostic imaging centers in Dade County, Florida. The purchase price was approximately $12.6 million plus the assumption of debt and capital leases totaling $1.6 million. Of such purchase price, $0.6 million was paid in cash and the remaining $12.0 million was paid by the issuance of 773,026 shares of Common Stock of the Company, 562,500 of which were issued in June 1997 and 210,526 of which were issued in September 1997. There is also a contingent payment up to a maximum of $2.7 million based on the centers' earnings before taxes over the two years subsequent to the closing, which is payable in cash. During September 1998, the Company paid $1.3 million of such contingent payment in cash and has accrued for the remaining $1.3 million at January 31, 1999. The purchase price was allocated to the assets at their fair market value, including goodwill of $13.0 million. The resulting intangible is being amortized over 30 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During June 1997, the Company acquired the remaining 20% interest in a lithotripsy company that it purchased during 1994. The interest was acquired in exchange for cash and 54,500 shares of Common Stock of the Company

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

having a total value of $2.0 million. The purchase price was allocated to goodwill and is being amortized over 20 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During August 1997, the Company purchased certain assets and assumed certain liabilities of, and entered into an administrative services agreement with BAB Nuclear Radiology, P.C., to provide administrative services to five diagnostic imaging centers on Long Island, New York. The consideration paid in this transaction was approximately $10.5 million in cash, $15.0 million in convertible notes and the assumption of $1.6 million in debt. The convertible notes bear interest at 5% and were paid in three equal installments in November 1997 and February and May 1998. At the option of the Company, the notes were payable in either cash or shares of Common Stock of the Company. The first two installments were paid in shares of Common Stock of the Company and the final installment was paid in cash during May 1998. The amount paid was allocated to the assets at their fair market value, including management service agreements of $23.0 million and is being amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During November 1997, the Company purchased certain assets of, and entered into an administrative services agreement with Highway Imaging Associates, LLP, to provide administrative services to a diagnostic imaging center in Brooklyn, New York. The consideration paid in this transaction was approximately $1.7 million. Of such amount, approximately $0.2 million was paid in cash and $1.5 million was paid by the issuance of 108,108 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $1.6 million, and is being amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

     During December 1997, the Company purchased certain assets, assumed certain liabilities of, and entered into an administrative services agreement with Ray-X Management Services, Inc., to provide administrative services to a diagnostic imaging center in Queens, New York. The consideration paid in this transaction was approximately $9.5 million. Of such amount, approximately $0.2 million was paid in cash, $0.8 million was assumed debt and $8.5 million was paid by the issuance of 616,215 shares of Common Stock of the Company. The amount paid was allocated to the assets at their fair market value, including management service agreements of $8.1 million, and is being amortized over 25 years. At January 31, 1999, the Company has recorded the estimated net realizable value of this business as assets held for sale.

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

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                                ADJUSTED
                                                                                  PRO FORMA     PRO FORMA
                                                           PHYMATRIX      CSL     COMBINED      COMBINED
                                                           ---------      ---     ---------     ---------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                FOR THE YEAR ENDED JANUARY 31, 1998
                                                           ----------------------------------------------
Revenues                                                    $251,211    $29,968    $281,179      $281,179
Net income                                                    $7,253     $2,422      $9,675       $20,368
Net income per share--basic                                    $0.30      $0.46       $0.33         $0.69
Net income per share--diluted                                  $0.30      $0.46       $0.33         $0.68
Weighted average number of shares outstanding--basic          24,482      5,208      29,690        29,690
Weighted average number of shares outstanding--diluted        24,940      5,289      30,229        30,229



                                                                 FOR THE YEAR ENDED JANUARY 31, 1997
                                                           ----------------------------------------------
Revenues                                                    $147,716    $18,040    $165,756     $165,756
Net income                                                  $ 12,057    $ 1,940    $ 13,997     $ 15,154
Net income per share--basic                                 $   0.54    $  0.38    $   0.51     $   0.56
Net income per share--diluted                               $   0.54    $  0.37    $   0.51     $   0.55
Weighted average number of shares outstanding--basic          22,196      5,099      27,295       27,295
Weighted average number of shares outstanding--diluted        22,491      5,192      27,682       27,682


     The following items reflect the noncontinuing charges, referred to above, incurred by CSL during the respective periods (unaudited):


                                                                                        YEAR ENDED
                                                                               -------------------------------
                                                                               DECEMBER 31,        JANUARY 31,
                                                                                   1996               1998
                                                                               ------------        -----------
                                                                                        (IN THOUSANDS)
Salaries expense related to the equity interest granted to an officer of CSL.  During January 1997, the officer entered into an employment
   agreement with no provisions for sharing of profits or proceeds.             $   628                $ --
Consulting fees based on a profit sharing arrangement. The profit
   sharing arrangement was terminated during 1997.                                  314                  --
Management fees paid to the principal shareholders of CSL.                          987                  907
                                                                                -------                -----
 Total nonrecurring items                                                         1,929                  907
 After tax impact of nonrecurring items                                         $ 1,157                $ 544


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

     As a result of using the pooling of interests method of accounting, transaction expenses of $10.2 million were recorded as a one-time charge to the Company's statement of operations during the quarter ended October 31, 1997 which represents the period in which the transaction closed. A summary of these expenses is as shown below:

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                        CSL        PHYMATRIX        TOTAL
                                        ---        ---------        -----
                                                (IN THOUSANDS)
Legal                                   $200          $300           $500
Accounting                               200           175            375
Investment Banking                     3,600           325          3,925
Other                                    250           100            350
                                      ------          ----        -------
Subtotal transaction expenses          4,250           900          5,150
                                      ------          ----        -------
CNS Consulting (1)                     5,000           --           5,000
                                      ------          ----        -------
Total                                 $9,250          $900        $10,150
                                      ------          ----        -------
                                      ------          ----        -------


(1)  Represents buyout of consulting contract.


CONTRACT MANAGEMENT ACQUISITIONS

     During April 1997, the Company acquired a pulmonary physician network company for a base purchase price of $3.2 million. Of such purchase price, $0.9 million was paid in cash and 180,717 shares of Common Stock of the Company were issued during May 1997 having a value of $2.3 million. There is also a contingent payment up to a maximum of $2.0 million based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. During May 1998, the Company issued 88,149 shares of Common Stock of the Company having a value of $1.1 million, representing a portion of the aforementioned contingent payment. As of January 31, 1999, no additional amount has been earned. The purchase price was allocated to goodwill and is being amortized over 30 years.

     During December 1997, the Company purchased the stock of Urology Consultants of South Florida. The base purchase price was approximately $3.6 million, paid in 244,510 shares of Common Stock of the Company. There is also a contingent payment up to a maximum of $2.0 million based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. As of January 31, 1999, this contingent amount has not been earned. The purchase price has been allocated to the assets at their fair market value including goodwill of $3.6 million. The resulting goodwill is being amortized over 30 years.

     The accompanying financial statements include the results of operations derived from the businesses purchased by the Company since their respective date of acquisition. The following unaudited pro forma information presents the results of operations of the Company for the years ended January 31, 1999 and 1998 as if the acquisition of the entities purchased during such fiscal years had been consummated on February 1, 1997. Such unaudited pro forma information is based on the historical financial information of the entities that have been purchased and does not include operational or other changes which might have been effected pursuant to the Company's management. The unaudited pro forma information presented below is for illustrative informational purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                        PRO FORMA
                                                       JANUARY 31,
                                            ------------------------------------
                                                  1999               1998
                                            ---------------     ----------------
                                                        (UNAUDITED)
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                            ------------------------------------

      Revenues                                   $295,369         $310,729
      Net income (loss)                          (129,070)          15,647
      Net income (loss) per share--basic         $  (3.92)        $   0.48
      Net income (loss) per share--diluted       $  (3.92)        $   0.48



4.   EXTRAORDINARY ITEMS AND NONRECURRING CHARGES

     During August 1998, the Company initiated its plan to divest and exit the PPM business and certain of its ancillary service businesses. Through the nine months ended October 31, 1998, the Company had recorded an extraordinary charge (net of tax of $8.4 million) of $51.6 million related to the planned divestitures. During the fourth quarter ended January 31, 1999, the Company recorded an additional extraordinary charge of $45.2 million. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). The $45.2 million extraordinary charge during the fourth quarter, which was primarily a non-cash charge, consisted of (i) approximately $19.0 million resulting from the entities divested during the fourth quarter as well as a revision of the estimated proceeds, based on current fair market value estimates, for the sale of the remaining businesses originally identified to be divested or disposed; (ii) approximately $17.8 million primarily related to the Company's decision, during the fourth quarter, to divest its home health business and exit its infusion therapy business; and (iii) approximately $8.4 million represented a tax benefit that was applied to the extraordinary item during the nine months ended October 31, 1998 and subsequently applied to ordinary income in the fourth quarter as required by SFAS 109. Extraordinary items generated a tax loss of $54.0 million. This loss cannot reasonably be expected to be utilized in the future. Accordingly, a full valuation allowance has been established at January 31, 1999.

     During the year ended January 31, 1999, the Company recorded a nonrecurring pretax charge of $10.5 million. Of this amount, $8.7 million related primarily to the termination of several physician management and employment agreements prior to the Company's decision in August 1998 to restructure (see Note 1) and $1.8 million related to the write-off of the remaining investment in an ambulatory surgery center.

5.   NOTES RECEIVABLE

     As of January 31, 1999 and 1998, the Company loaned an aggregate of $2.7 million to the shareholders of Physicians Choice, LLC pursuant to the agreement under which the Company purchased the remaining ownership interests in Physicians Choice Management, LLC. The notes have a variable rate of interest, a final maturity in April 2004 and are collateralized by shares of Common Stock of the Company.

     In connection with the sale of real estate during the years ended January 31, 1999 and 1998, the Company recorded notes receivable of $5.2 million and $1.7 million, respectively. The notes bear interest at 9.5% and 8.5%, respectively, and have final maturities through August 2008.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     As of January 31, 1999 and 1998, the Company had loaned an aggregate net amount of $1.9 million and $2.5 million, respectively, to various other entities and individuals (including $1.0 million to an officer of the Company during May 1998, $0.9 million to a limited partnership in which Mr. Gosman is a partner and $1.0 million to an employee during March 1997). The $1.0 million loaned to an employee during March 1997 was collateralized by shares of Common Stock of the Company. The notes bear interest at rates ranging from 5.56% to the prime rate plus 1% and have final maturities ranging from October 1998 to June 2012.

     During the year ended January 31, 1999, the Company wrote down certain notes receivable that were collateralized by shares of Common Stock of the Company to their estimated net realizable value. In the case of one such note receivable the shares of Common Stock were tendered to the Company in satisfaction of the note and accordingly the Company recorded the shares as treasury stock. Based on the estimated net realizable value of these notes receivable which were collateralized by shares of Common Stock of the Company, the Company recorded a pretax charge of approximately $2.7 million.

     In connection with the divestiture of two physician practices and an investment in a lithotripsy entity, the Company had recorded notes receivable of approximately $2.6 million during the year ended January 31, 1999 which remained outstanding at January 31, 1999.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                  ESTIMATED                JANUARY 31,
                                 USEFUL LIFE       ---------------------------
                                    (YEARS)           1999             1998
                                 -----------       -----------      ----------
                                                          (IN THOUSANDS)
Land                                --              $ 3,926           $ 5,502
Building                            15                  795               835
Furniture and fixtures              5-7               5,152            12,969
Equipment                           5-10              2,160            29,079
Automobiles                         3-5                --                  66
Computer software                   5                 1,173             1,482
Leasehold improvements              4-20                640             7,642
                                                    -------           -------
Property and equipment, gross                        13,846            57,575
                                                    -------           -------
Less accumulated depreciation                        (2,822)          (13,280)
                                                    -------           -------
Property and equipment, net                         $11,024           $44,295
                                                    -------           -------
                                                    -------           -------


     Depreciation expense was $6.1 million, $5.0 million and $4.2 million, respectively, for the years ended January 31, 1999, 1998 and 1997, respectively.

     Included in property and equipment at January 31, 1998 are assets under capital leases of $4.8 million, with accumulated depreciation of $1.1 million.

     During the year ended January 31, 1999, the Company sold real estate and a radiation therapy center for $7.8 million and $2.5 million, respectively. These sales resulted in gains of $4.5 million and $0.9 million, respectively. In connection with the sale of real estate, $2.6 million was paid in cash and the Company recorded a note receivable for the balance of $5.2 million. During the year ended January 31, 1998 the gain on sale of assets resulted primarily from the sale of a radiation therapy center and real estate. Proceeds from these sales were $1.5 million and $3.1

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


million (including a $1.7 million note receivable), respectively. These sales resulted in gains of $0.7 million and $1.2 million, respectively.


7.   INVESTMENT IN AFFILIATES

     On December 31, 1994, the Company purchased a 36.8% interest in Mobile Lithotripter of Indiana Partners, for $2.7 million. During December 1998, the Company, in connection with its plan to divest and exit the lithotripsy business, sold this investment for $1.9 million. During August 1995, the Company purchased a 46% interest in I Systems, Inc., for $0.2 million. I Systems, Inc. is engaged in the business of claims processing and related services. The Company has the option to purchase up to an additional 30% interest in I Systems for $33,333 in cash for each additional one percent of ownership interest purchased. As of January 31, 1999, the Company's ownership interest in I Systems, Inc. was approximately 49% and such investment is included in assets held for sale. This investment is being accounted for using the equity method at January 31, 1999. During 1997, the Company entered into a partnership agreement whereby it became a 50% partner in an ambulatory surgery center. The Company contributed approximately $1.5 million to the partnership for its partnership interest. During the year ended January 31, 1999, the Company recorded a nonrecurring pretax charge of $1.8 million to write-off its remaining investment in the ambulatory surgery center as well as accrue for its portion of the future lease obligations.

8.   ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consist of the following:

                                                          JANUARY 31,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------        ----------
                                                         (IN THOUSANDS)
Accrued rent                                       $ 1,442         $   321
Accrued income taxes (1)                               515           2,325
Accrued professional fees                            2,116           2,368
Accrued additional purchase price                    1,000            --
Accrued interest                                       907           1,332
Unearned revenue                                     2,015           3,433
Other                                                3,628           3,752
                                                   -------         -------
Total accrued and other current liabilities        $11,623         $13,531
                                                   -------         -------
                                                   -------         -------


(1) Included in accrued income taxes is a deferred tax liability of $0.4 million at January 31, 1998.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

     Long-term debt, notes payable and capital leases consist of the following:


                                                                                               JANUARY 31,
                                                                                         -----------------------
                                                                                            1999         1998
                                                                                         ----------   ----------
                                                                                              (IN THOUSANDS)

Convertible subordinated debentures, with an interest rate of 6.75%,  a
    maturity date of June 15, 2003, and a conversion price of $28.20 per share.           $100,000     $100,000
Note payable due to four individuals payable in eight equal semi-annual
    installments of $28,125, including interest at 8% through November 1998.                  --             28
Note payable to a bank, collateralized by the assets of a multispecialty group
    practice, payable in monthly installments of $14,027, including interest at 7.50%.        --            174
Note payable to a bank, collateralized by the assets of a multispecialty group
    practice, payable in monthly installments of $20,608, at 8.75%.                           --            580
Mortgage note payable to a bank, collateralized by the assets of an outpatient surgery center, payable in monthly installments of $6,628 including interest
    at 8.86% and a final maturity of November 2001.                                            686          697
Note payable to a bank, payable in monthly installments, interest at the prime
    rate plus .375% and a final maturity of June 1998.                                        --            356
Note payable to the former shareholders of a medical oncology practice in
    South Florida, payable in ten equal semi-annual installments of $682,867, which includes interest at 9%.  The note payable is collateralized by an
    irrevocable letter of credit.                                                             --           3,522
Note payable to former shareholders of a clinical research company. The note is
    non-interest bearing and has a final maturity of January 2004.                           3,760          --
Convertible acquisition notes payable with various maturity dates through
    August 31, 2001 and interest rates ranging from 5% to 7%.                                3,925        14,425
Acquisition earnouts payable with various maturity dates through 2001.                         138           181
Revolving line of credit with a financial institution with a maturity date of
    March 1999 and an interest rate of 9% at January 31, 1999.                               9,117        10,000
Note payable to a financing institution with a maturity date of January 2000 and
    an interest rate of 16.50%.                                                                --            316
Capital lease obligations with maturity dates through September 2015 and
    interest rates ranging from 8.75% to 12%.                                                   31         4,080
                                                                                          --------      --------
                                                                                           117,657       134,359
Less current portion of capital leases                                                          (6)       (1,193)
Less current portion of debt                                                               (12,186)      (12,549)
                                                                                          --------      --------
Long-term debt and capital leases                                                         $105,465      $120,617
                                                                                          --------      --------
                                                                                          --------      --------


     The convertible acquisition notes payable are convertible into Common Stock of the Company. At the option of the note holders, $4.4 million of the amount outstanding at January 31, 1998 is convertible at a conversion price of $16.425 per share. Of this amount, $0.5 million was repaid in cash during the year ended January 31, 1999. At the option of the Company, $10.0 million of the amount outstanding at January 31, 1998 was payable in either cash or Common Stock of the Company. Of such amount $5.0 million was paid in shares of Common Stock of the Company during February 1998 and $5.0 million was paid in cash during May 1998.

     In September 1997, the Company entered into a secured credit agreement with a bank providing for a $100 million revolving line of credit for working capital and acquisition purposes. During December 1998, the Company amended the credit agreement to reduce the availability thereunder, modify covenants and provide for the expiration of the line of credit in March 1999. At January 31, 1999, $14.6 million was outstanding ($5.5 million of which was

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


for letters of credit). The credit agreement existing at January 31, 1999
(i) prohibited the payment of dividends by the Company; (ii) limited the Company's ability to incur indebtedness and make acquisitions except as permitted under the credit agreement and (iii) required the Company to comply with certain financial covenants which include minimum net cash flow requirements. The maximum amount outstanding under the line of credit during the year ended January 31, 1999 was $10.0 million (not including letters of credit).

     The following is a schedule of future minimum principal payments of the Company's long-term and convertible debt and the present value of the minimum lease commitments at January 31, 1999:


                                                                                      CAPITAL
                                                                        DEBT          LEASES
                                                                        ----          -------
                                                                           (IN THOUSANDS)

Through  January 31, 2000                                            $  12,186      $ 10
Through  January 31, 2001                                                  892        10
Through  January 31, 2002                                                2,794        10
Through  January 31, 2003                                                1,054         8
Through  January 31, 2004                                              100,000       --
Thereafter                                                                 701       --
                                                                     ---------      ----
Total                                                                  117,627        38
Less amounts representing interest and executory costs                    --          (8)
                                                                     ---------      ----
Total long-term debt and present value of minimum lease payments       117,627        30
Less current portion                                                   (12,186)       (6)
                                                                     ---------      ----
Long-term portion                                                    $ 105,441      $ 24
                                                                     ---------      ----
                                                                     ---------      ----


10.  LEASE COMMITMENTS

     The Company leases various office space and certain equipment pursuant to operating lease agreements.

     Future minimum lease commitments (including entities held for sale) consisted of the following at January 31 (in thousands):

               2000             $11,019
               2001               8,026
               2002               6,732
               2003               5,811
               2004               4,489
               Thereafter         7,743
                                -------
                                $43,820
                                -------
                                -------


11.  TREASURY STOCK

     During 1998, the Board of Directors authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. Through January 31, 1999, the Company had repurchased 304,000 shares at a net purchase price of $0.8 million. During December 1998, the Board of Directors temporarily discontinued the share repurchase plan until the completion of certain asset sales at which time it will be reinstated.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings in the ordinary course of its business. While the Company cannot estimate the ultimate settlements, or awards with respect to these legal proceedings, if any, it does not believe that they will have a material adverse effect on the Company, its liquidity, financial position or results of operations, although there can be no assurance to this effect.

     On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company is currently in the process of appealing the ruling to a Florida District Court of Appeals and the Board has stayed the enforceability of its ruling pending the appeal. In the event the Board of Medicine's ruling is eventually upheld, the Company may be forced to renegotiate those provisions of the contracts which are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The majority of the contracts affected by this ruling are with the physician practices the Company has identified to be divested or disposed and for which the assets are included in assets held for sale at January 31, 1999.

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

     In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim. The Company intends to vigorously prosecute and defend the case. However, if the Company is not successful it may be required to record an impairment charge up to a maximum of $3.7 million.

     The Company has entered into employment agreements with certain of its employees, which include, among other terms, noncompetition provisions and salary and benefits continuation. During December 1998, Robert A. Miller resigned as President and a member of the Board of Directors of the Company. In addition, during December 1998, the Company and Robert A. Miller entered into a Separation and Severance Agreement (the "Miller Severance Agreement") and a Consulting Agreement for Physician Practice Management Assets (the "Miller Consulting Agreement"). Pursuant to the Miller Severance Agreement, the Company is required to pay Mr. Miller a severance payment equal to $0.6 million, which was recorded as severance expense during the fourth quarter ended January 31, 1999. Mr. Miller agreed not to solicit any employees of the Company and not to compete against the Company for a period of two years from the termination of the Miller Consulting Agreement. The Miller Consulting Agreement provides for Mr. Miller to assist the Company in its divestiture of certain assets held for sale. In consideration for such services, the Company is required to pay to Mr. Miller $0.4 million.

     In conjunction with the acquisition of a clinical research center during the year ended January 31, 1998, the Company may be required to make contingent payments based on revenue and profitability measures over the next five years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

     In conjunction with various acquisitions that were completed during the years ended January 31, 1999, 1998 and 1997, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $24.9 million over the next four years, of which $2.3 million has been accrued at January 31, 1999. The payments, if required, shall be payable in cash and/or Common Stock of the Company. The Company also guarantees a loan in the amount of $3.5 million which matures in March 2000.

     In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with the

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of January 31, 1999, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above.


13.  RELATED PARTY TRANSACTIONS

     Included in operating expenses are discretionary management fees that were paid or accrued, prior to the CSL merger, to the principal shareholders of CSL for management-related services. Approximately $0.9 million and $1.0 million of such management fees were incurred for the years ended January 31, 1998 and 1997, respectively, and are included in operating expenses.

     An officer of CSL entered into an employment agreement with CSL, dated January 1995, which entitled him to additional compensation of 5.5% of annual net profits and, in the event of an IPO or sale of CSL, 5% of the proceeds from any such transaction. In June 1996, the principal shareholders in CSL decided to formalize their arrangement with this officer as to his equity participation in the business. To effect this decision, the employee was granted a 15% equity interest in CML, which was merged into CSL effective January 1, 1997. Based on an independent appraisal, the Company valued the transaction at $0.7 million and recorded the amount as a 1996 operating expense. On January 1, 1997, the officer entered into a new employment agreement with CSL, with no provisions as to the sharing of profits, or proceeds, in the event of an IPO or sale of CSL.

     The Company occupies office space for offices in West Palm Beach, Florida under the terms of a lease which the Company assumed from a company the stockholders and executive officers of which include Messrs. Gosman and Leathers. The terms of the assumed lease are the same as those to which such affiliated company was obligated. As of January 31, 1999, the total amount of lease payments to be made under the assumed lease through the end of the current lease term was estimated to be approximately $0.4 million. During the year ended January 31, 1999, the Company leased office space on behalf of certain of its affiliated physicians from a limited partnership of which Mr. Gosman owns a controlling interest in the limited partner and general partner. The aggregate base rent paid during the year under such leases was approximately $0.1 million. In January 1997, a privately-held entity principally owned by Mr. Gosman assumed the Company's obligations as lessee under a capital lease, which obligations then exceeded the fair market value of the lease by $0.6 million.

     DASCO provides development and other services in connection with the establishment of health parks, medical malls and medical office buildings. DASCO provides these services to or for the benefit of the owners of the new facilities, which owners are either corporations or limited partnerships. As of January 31, 1999, Mr. Gosman, individually and as trustee for his two sons, and Frederick R. Leathers had obtained equity interests in an aggregate of 17 facilities developed or being developed by DASCO and had interests in five of such facilities. The interest of Mr. Gosman (individually and as trustee) in such facilities ranged from 6.0% to 40.1%. The interest of Mr. Leathers ranged from 0.1% to 0.95%. During the years ended January 31, 1999 and 1998, DASCO recorded revenues in the amount of approximately $3.0 million and $19.2 million, respectively, related to facilities developed by DASCO in which equity interests have been obtained by related parties. Meditrust Corporation and Meditrust Operating Company, a publicly traded real estate investment trust (the "Meditrust Companies") of which Mr. Gosman served as Chairman of the Board and Chief Executive Officer, respectively, until August 1998, had provided financing to customers of DASCO in the aggregate amount of approximately $229.0 million as of January 31, 1998 for 25 facilities developed by DASCO. In January 1998, the Meditrust Companies acquired, at fair market value, 21 medical office buildings developed by DASCO from the corporate or limited partnership owners of such facilities for an aggregate purchase price of approximately $200.0 million. The Company received $9.1 million during 1998 in these transactions from the corporation or limited partnership owners of such facilities. As a result of their ownership interests in the corporations or limited partnerships owning the facilities sold to the Meditrust Companies during 1998, Messrs. Gosman (individually and as trustee for his two sons) and Leathers received $4.7 million and $0.1 million, respectively, from the sale of the facilities.

     The Company provides construction management, development marketing and consulting services to entities principally owned by Mr. Gosman in connection with the development and operation by such entities of several

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


healthcare related facilities (including a medical office building and a retirement community). During the years ended January 31, 1999 and 1998, the Company recorded revenues in the amount of $1.4 million and $10.5 million, respectively, related to such services and as of January 31, 1999, the Company advanced $10.9 million, pursuant to a note due in July 2000, to a company principally owned by Mr. Gosman relating to the development of a healthcare facility. The Company provides these services to such affiliated parties on terms no more or less favorable to the Company than those provided to unaffiliated parties. Interest on the note accrues at the prime rate. In January 1998, the Company transferred to CareMatrix Corporation, of which Mr. Gosman is the Chairman of the Board and a principal stockholder, its rights under a management agreement with respect to a Florida skilled nursing facility in exchange for $0.8 million.

     During September 1995, the Company provided a letter of credit in the amount of $5.4 million to a seller in connection with entering into a management agreement and purchasing the assets of a medical oncology practice. Cash collateralizing the letter of credit, which had a balance of $4.5 million at January 31, 1997, was released during the year ended January 31, 1998. Prior to the completion of the offering, the collateral for the letter of credit was provided by Mr. Gosman.

     During July 1995, the Company purchased the assets of and entered into a 15-year management agreement with a medical oncology practice with three medical oncologists. An affiliate of the Company, Continuum Care of Massachusetts, Inc., guarantees the performance of the Company's obligations under the management agreement.


14.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The methods and assumptions used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value, and the estimated fair values of the financial instruments are as follows:

CASH AND CASH EQUIVALENTS

     The carrying amount approximates fair value because of the short effective maturity of these instruments.

LONG-TERM DEBT

     The fair value of the Company's long-term debt and capital leases is estimated based on the current rates offered to the Company for debt of the same remaining maturities or quoted market prices. At January 31, 1999, the book value of long-term debt (other than the convertible subordinated debentures) and capital leases, including current maturities is $17.7 million and which approximates fair value. At January 31, 1999, the estimated fair value of the convertible subordinated debentures was $48.4 million. The

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


estimated fair value of these convertible subordinated debentures is based on quoted market prices at January 31, 1999.


15.  EMPLOYEE BENEFIT PLAN

     The Company sponsors 401(k) plans, covering substantially all of its employees. Contributions under the primary 401(k) plan equal 50% of the participants' contributions up to a maximum of $400 per participant per year.


16.  INCOME TAXES

     The Company became subject to federal and state income taxes effective the date of the Company's initial public offering. As a result of the Company's restructuring, large net operating losses will be utilized to offset prior tax liabilities.

     Significant components of the Company's provision for income taxes for the years ended January 31, 1999 and 1998 are as follows:


                                       1999         1998
                                       ----         ----
                                         (IN THOUSANDS)
         Federal
         Current                    $(11,155)      $9,032
         Deferred                       (272)        (813)
                                    ---------      ------
         Total federal               (11,427)       8,219
                                    ---------      ------

         State:
         Current                         (54)       1,828
         Deferred                        (68)        (202)
                                    ---------      ------
         Total state                    (122)       1,626
                                    ---------      ------
         Totals:                    $(11,549)      $9,845
                                    ---------      ------
                                    ---------      ------


                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Significant components of the Company's deferred tax assets and liabilities as of January 31, 1999 and 1998 are as follows:


                                                              1999         1998
                                                              ----         ----
                                                                (IN THOUSANDS)
     Deferred tax asset
     Allowance for doubtful accounts, reserves
      and other accrued expenses                           $  2,898      $  2,064
     Net operating loss carryforward                         13,550        12,005
     Assets held for sale                                    21,704            --
                                                           --------      --------
     Total deferred tax assets                               38,152        14,069
                                                           --------      --------
     Deferred tax liability
     Property and depreciation                                 (307)       (1,897)
     Amortization                                            (1,767)       (1,199)
     Installment gain                                        (1,210)           --
     Other                                                     (296)         (356)
                                                           --------      --------
     Total deferred tax liability                            (3,580)       (3,452)
                                                           --------      --------

     Deferred tax asset (liability)                          34,572        10,617
                                                           --------      --------
     Valuation allowance                                    (34,572)      (10,956)
                                                           --------      --------
     Net deferred tax liability                            $   --        $   (339)
                                                           --------      --------
                                                           --------      --------


     The Company reasonably believes that because of the large net operating loss for the year ended January 31, 1999 and the anticipated losses due to the restructuring of the Company, the Company may not be able to fully utilize all the net operating losses. Accordingly, the Company has established a full valuation allowance on the Company's net deferred tax assets.

     The net operating losses attributable to OTI of $33.1 million will begin to expire in 2005.

     The reconciliation of income tax computed at statutory rates to income tax expense is as follows:


                                                    1999     1998
                                                    ----     ----

     Statutory rate                                 (35%)     35%
     Nondeductible merger expenses                    0%      18%
     Permanent differences                            3%       1%
     Basis difference, assets held for sale          10%       0%
     State income tax (net of federal benefit)        0%       6%
     Change in valuation allowance                   14%     (11%)
                                                    ----     -----
                                                     (8%)     49%
                                                    ----     -----
                                                    ----     -----



17.  SUPPLEMENTAL CASH FLOW INFORMATION

     During the years ended January 31, 1999, 1998 and 1997, the Company acquired the assets and/or stock, entered into management and employment agreements, assumed certain liabilities of various physician practices, ancillary service companies, networks and organizations and sold certain assets. In addition, during the years ended January 31, 1999 and 1998, the Company issued shares of stock which had been committed to be issued in conjunction with acquisitions completed during the year ended January 31, 1998. During the year ended

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


January 31, 1999, the Company also recorded a goodwill impairment charge, terminated several physician management and employment agreements, wrote down certain notes receivable to their estimated net realizable value and wrote down certain assets that are being held for sale at January 31, 1999 to their net realizable value (less cost to sell). The transactions had the following non-cash impact on the balance sheets of the Company as of January 31, 1999, 1998 and 1999:

                                     1999          1998          1997
                                     ----          ----          ----
                                             (IN THOUSANDS)
Current assets                    $  50,284      $  8,981      $  4,692
Property, plant and equipment       (33,806)           16         4,413
Intangibles                        (105,661)       74,418        56,964
Other noncurrent assets              (3,052)        1,391            26
Current liabilities                  (1,836)         (535)       (9,668)
Debt                                  6,520       (12,816)       (8,004)
Noncurrent liabilities                  339         9,740       (11,923)
Equity                               90,489       (50,977)      (10,010)


     During the year ended January 31, 1997, the Company purchased $0.6 million of equipment under capital leases. In addition, cash paid for interest during the years ended January 31, 1999, 1998 and 1997 was $9.3 million, $8.5 million and $5.6 million, respectively. Cash paid for income taxes for the years ended January 31, 1999, 1998 and 1997 was $1.1 million, $10.8 million and $3.3 million, respectively.


18.  STOCK OPTION PLAN

     The Company has adopted a stock option plan and authorized the issuance of
4.1 million shares of the Company's Common Stock to key employees and directors of the Company. Under this plan, the exercise provision and price of the options will be established on an individual basis generally with the exercise price of the options being not less than the market price of the underlying stock at the date of grant. The options generally will become exercisable beginning in the first year after grant in 20% -- 33% increments per year and expire ten years after the date of grant. Information related to the stock option plan is summarized as follows:



                                                                  ---------------------------------------------------------------
                                                                                         YEAR ENDED JANUARY 31,
                                                                  ---------------------------------------------------------------
                                                                         1999                  1998                  1997
                                                                  -------------------    ------------------    ------------------
                                                                             WEIGHTED              WEIGHTED              WEIGHTED
                                                                             AVERAGE               AVERAGE               AVERAGE
                                                                             EXERCISE              EXERCISE              EXERCISE
                                                                   SHARES    PRICE       SHARES    PRICE       SHARES    PRICE
                                                                   ------    --------    ------    --------    ------    --------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Outstanding, beginning of period                                    3,909     $16.12     2,201      $16.68      1,060     $15.03
Options granted:
At fair market value                                                  894       4.94     2,020       14.66      1,107      19.16
Above fair market value (CSL options--see below)                      --          --      --           --         109       3.13
Options exercised                                                     (36)      3.61      (145)       6.31        (52)      6.97
Options canceled                                                   (1,741)     16.95      (167)      14.23        (23)     18.14
                                                                    -----     ------     -----      ------      -----     ------
Outstanding, end of period                                          3,026     $12.11     3,909      $16.12      2,201     $16.68
                                                                    -----     ------     -----      ------      -----     ------

Weighted average fair value of options granted during the year                $ 4.94                $ 7.55                $10.08
                                                                              ------                ------                ------
                                                                              ------                ------                ------


                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     At January 31, 1999, 1998 and 1997, options for 1.3 million, 1.3 million and 0.8 million, respectively, were exercisable.

     Significant option groups outstanding at January 31, 1999 and related weighted average price and life are as follows (in thousands):




                                              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                -----------------------------------------------    ---------------------------
                                       SHARES                                         SHARES
                                    OUTSTANDING                       WEIGHTED      EXERCISABLE      WEIGHTED
                                         AT           REMAINING        AVERAGE          AT            AVERAGE
             RANGE OF               JANUARY 31,      CONTRACTUAL      EXERCISE      JANUARY 31,      EXERCISE
          EXERCISE PRICE                1999             LIFE           PRICE          1999            PRICE
          --------------           -------------    -------------    ----------    ------------     ----------
           $3.00 - $5.00                840            9.8 years         $3.99           12            $3.13
           $6.00 - $12.00                35            9.2               10.13           --               --
          $12.50 - $18.75             1,921            8.2               14.93        1,043            14.99
          $19.00 - $24.75               230            7.4               19.70          197            19.81


     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for grants in the years ended January 31, 1999, 1998 and 1997: expected volatility (post-offering) of 65%, 56% and 56%, respectively; risk free interest rates of 4.7%, 6.0% and 6.4%, respectively; expected option life of 4.5, 4.4 and 4.4 years, respectively; and expected dividends of $0.

     Options which were assumed in connection with CSL employees during 1996 were valued using the minimum value method, which is appropriate for nonpublic companies, assuming a ten year option life, 5.5% risk free interest rate and no volatility. These options were granted with an exercise price significantly greater than the market value of the company and accordingly had a fair market value and associated expense of zero. Former CSL options have been converted to 108,914 of the Company's options with an exercise price of $3.13 and are included above.

     The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123. Accordingly, no compensation cost has been recognized for options granted. Had compensation for those plans been determined based on the fair value at the grant date for awards during the years ended January 31, 1999, 1998 and 1997, consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:


                                              YEAR ENDED JANUARY 31,
                                    ----------------------------------------
                                     1999             1998             1997
                                    ------           ------           ------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net income (loss)
 As reported                      $(130,760)         $10,299         $15,290
 Pro forma                        $(133,844)         $ 5,601         $12,536
 Basic earnings (loss) per share
 As reported                         $(3.91)           $0.35           $0.56
 Pro forma                           $(4.01)           $0.19           $0.46
 Diluted earnings (loss)
   per share
 As reported                         $(3.91)           $0.35           $0.55
 Pro forma                           $(4.01)           $0.19           $0.45



     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


19.  NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:


                                                                        PER SHARE
                                               INCOME (LOSS)  SHARES     AMOUNT
                                               ------------   ------    ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED JANUARY 31, 1999
---------------------------

Basic loss per share
  Loss available to common stockholders      $  (33,976)       33,401     $(1.02)
  Extraordinary item                            (96,784)         --        (2.89)
                                             ----------        ------     ------
Net loss available to common stockholders      (130,760)       33,401      (3.91)

Effect of dilutive securities:                     --            --          --
                                             ----------        ------     ------

Diluted earnings per share                   $ (130,760)       33,401     $(3.91)
                                             ----------        ------     ------
                                             ----------        ------     ------
YEAR ENDED JANUARY 31, 1998
---------------------------

Basic earnings per share
  Income available to common stockholders    $   10,299        29,690     $ 0.35

  Effect of dilutive securities:
  Stock options                                    --             145        --
  Convertible debt                                  191           394        --
                                             ----------        ------     ------

Diluted earnings per share                   $   10,490        30,229     $ 0.35
                                             ----------        ------     ------
                                             ----------        ------     ------
YEAR ENDED JANUARY 31, 1997
---------------------------

Basic earnings per share
  Income available to common stockholders    $   15,291        27,295     $ 0.56
  Effect of dilutive securities
  Stock options                                    --             387        --
                                             ----------        ------     ------

Diluted earnings per share                   $   15,291        27,682     $ 0.55
                                             ----------        ------     ------
                                             ----------        ------     ------


     For the years ended January 31, 1999, 1998 and 1997, approximately 3.0 million, 3.5 million and 0.6 million shares, respectively, related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

     For the years ended January 31, 1999, 1998 and 1997, no additional securities or related adjustments to income were made for the common stock equivalents related to the Debentures since the effect would be antidilutive.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


20.  RATIO OF EARNINGS TO FIXED CHARGES

     For the year ended January 31, 1999, the ratio of earnings to fixed charges was less than 1.0. For the years ended January 31, 1998 and 1997, the ratio of earnings to fixed charges was 2.29 and 3.46, respectively. For purposes of computing the ratio of earnings to fixed charges, earnings represent income from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investees only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the year ended January 31, 1999, for purposes of computing the ratio of earnings to fixed charges, the Company's earnings were inadequate to cover fixed charges by $45.1 million.


21.  SEGMENT INFORMATION

     For the fiscal year ending January 31, 1999, the Company adopted SFAS
131. The prior year's segment information has been restated to present the Company's reportable segments. The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management, site management organization, real estate services and assets held for sale. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. The tables below present revenue, pretax income (loss) prior to extraordinary item and net assets of each reportable segment for the indicated periods:


                                         PROVIDER         SITE                     ASSETS
                                         NETWORK       MANAGEMENT       REAL      HELD FOR     RECONCILING     CONSOLIDATED
                                        MANAGEMENT    ORGANIZATIONS    ESTATE       SALE        ITEMS (1)         TOTALS
                                        ----------    -------------    ------     --------     -----------     ------------

YEAR ENDED JANUARY 31, 1999
---------------------------

Net revenues                             $ 93,479       $ 33,695      $  8,694   $ 155,410      $   --          $ 291,278
Income (loss) before income
   taxes and extraordinary
   item                                    (2,907)        (6,723)       (8,471)        517       (27,941)         (45,525)
Net assets                                 44,398         20,509         9,301     100,795       (69,103)         105,900

YEAR ENDED JANUARY 31, 1998
---------------------------

Net revenues                              $67,761        $29,968       $31,099     $152,351     $   --           $281,179
Income (loss) before income
   taxes and extraordinary
   item                                     2,310         (7,970)       24,674       13,860      (12,752)          20,122
Net assets                                 45,966         12,195        15,582      189,785      (51,493)         212,035

YEAR ENDED JANUARY 31, 1997
---------------------------

Net revenues                              $16,479        $18,040       $19,049     $112,188     $   --           $165,756
Income (loss) before income
   taxes and extraordinary
   item                                       727          3,233        10,519       11,890       (4,243)          22,126
Net assets                                 18,559          3,460        11,684      119,038        1,039          153,780


(1) Reconciling items consist of corporate expenses and corporate net assets (primarily the Convertible subordinated debentures, net of cash) which are not allocated.

                                 PHYMATRIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):


                                                                          YEAR ENDED JANUARY 31, 1999
                                                                  -------------------------------------------
                                                                  FIRST       SECOND      THIRD       FOURTH
                                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                                  -------     -------     -------     -------
 Net revenues                                                     $84,193     $77,362    $ 67,946    $ 61,777
 Income (loss) before income taxes and extraordinary item           9,601          75     (13,790)    (41,411)
 Income (loss) before extraordinary item                            6,453          51      (9,119)    (31,361)
 Extraordinary item                                                  --          --       (51,552)    (45,232)
 Net income (loss)                                                  6,453          51     (60,671)    (76,593)

 Net income per share--basic:
 Income (loss) before extraordinary item                           $ 0.20     $  --      $  (0.27)   $  (0.94)
 Extraordinary item                                                $  --      $  --      $  (1.54)   $  (1.35)
 Net income (loss)                                                 $ 0.20     $  --      $  (1.81)   $  (2.29)

 Net income per share--diluted:
 Income (loss) before extraordinary item                           $ 0.20     $  --      $  (0.27)   $  (0.94)
 Extraordinary item                                                $  --      $  --      $  (1.54)   $  (1.35)
 Net income (loss)                                                 $ 0.20     $  --      $  (1.81)   $  (2.29)



                                                                          YEAR ENDED JANUARY 31, 1998
                                                                  -------------------------------------------
                                                                  FIRST       SECOND      THIRD       FOURTH
                                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                                  -------     -------     -------     -------

 Net revenues                                                     $58,891     $66,350     $74,704     $81,234
 Income (loss) before income taxes                                  6,485       6,887      (1,830)      8,580
 Net income (loss)                                                  4,240       4,586      (4,369)      5,842
 Net income (loss) per share--basic                               $  0.15     $  0.16     $ (0.15)    $  0.19
 Net income (loss) per share--diluted                             $  0.15     $  0.16     $ (0.14)    $  0.19



23.  SUBSEQUENT EVENTS

     During March 1999, the Company obtained a new $30.0 million revolving line of credit. The revolving line of credit has a three-year term and availability based upon eligible accounts receivable. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit agreement which matured during March 1999.

     During March 1999, the Company reinstated the share repurchase program which had been temporarily discontinued during December 1998. Subsequent to January 31, 1999, the Company has repurchased an additional 294,000 shares.

     During April 1999, the Company announced the appointment of Michael Heffernan to the role of Co-Chief Executive Officer. Mr. Heffernan assumed the role of President of the Company in December 1998. The Company also announced that effective upon the completion of the sale of a majority of its non-core assets it intends to change its name to Innovative Clinical Solutions, Ltd.

                        REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Shareholders of PhyMatrix Corp.:

     Our audits of the consolidated financial statements referred to in our report dated March 19, 1999 (except for Note 23, for which the date is April 22, 1999) appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule on page S-2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 19, 1999

                                 PHYMATRIX CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

                      For the years ended January 31, 1999,
                                  1998 and 1997

                                 (In thousands)


                                                        ADDITIONS
                                         BALANCE AT     CHARGED TO     DEDUCTIONS   RECLASSIFICATION                    BALANCE AT
                                         BEGINNING      OPERATING        FROM       OF RESERVES TO                        END OF
                                         OF PERIOD      EXPENSES       RESERVES     ASSETS HELD FOR SALE    OTHER (A)     PERIOD
                                         ----------     ----------     ----------   --------------------    ---------   ----------
      Year ended January 31, 1999         $48,428        $167,443       $168,685        $46,640             $   804       $ 1,350

      Year ended January 31, 1998          29,525         156,145        146,591           -                  9,349        48,428

      Year ended January 31, 1997          16,802         100,504         91,246           -                  3,465        29,525


(A)  Other represents the allowances of acquired entities.