Form 10-Q
period 1999-04-30
PHYMATRIX CORP
filed 1999-06-11
CIK 1002022

                                                            DRAFT 6/9/99 4:24 PM


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999

     [  ]      Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the Transition Period from
               _____to______


                         Commission file number 0-27568


                                 PHYMATRIX CORP.
             (Exact name of registrant as specified in its charter)

        Delaware                                          65-0617076
 (State of incorporation)                  (I.R.S. Employer Identification No.)

10 Dorrance Street, Suite 400, Providence Rhode Island                 02903
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



     On June 1, 1999, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 32,529,429.

                                                  PHYMATRIX CORP.

                                           QUARTERLY REPORT ON FORM 10-Q

                                                       INDEX

                                                                                                      PAGE

PART I -        FINANCIAL INFORMATION

Item 1.         Financial Statements.

                Consolidated Balance Sheets -- April 30, 1999 (unaudited) and January 31,                   3
                  1999


                Consolidated Statements of Operations (unaudited) -Three Months Ended                       4
                  April 30, 1999 and 1998

                Consolidated Statements of Cash Flows (unaudited) - Three Months Ended                      5
                  April 30, 1999 and 1998

                Notes to Consolidated Financial Statements (unaudited) - Three Months                      6-10
                  Ended April 30, 1999 and 1998

Item 2.         Management's Discussion and Analysis of Financial Condition and Results                   11-18
                  of Operations


PART II -       OTHER INFORMATION

Item 2.         Changes in Securities - Recent Sales of Unregistered Securities                             19

Item 6.         Exhibits and Reports on Form 8-K                                                            19


 PART I - FINANCIAL INFORMATION
 Item 1.    Financial Statements

                                 PHYMATRIX CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       April 30,      January 31,
                                                                                        1999              1999
                                                                                      -----------    ------------
                                                                                      (unaudited)

ASSETS
Current assets
     Cash and cash equivalents                                                        $   9,470      $  10,137
     Receivables:
        Accounts receivable, net                                                         17,578         15,276
        Income tax refund receivable                                                     10,789         10,789
        Other receivables                                                                 8,692          6,760
        Notes receivable                                                                  4,893          5,060
     Prepaid expenses and other current assets                                            2,722          1,260
     Assets held for sale                                                                96,812        100,795
                                                                                      ---------      ---------
            Total current assets                                                        150,956        150,077

Property, plant and equipment, net                                                       11,290         11,024
Notes receivable                                                                          7,314          7,274
Goodwill, net                                                                            40,498         41,007
Management service agreements, net                                                       27,891         28,167
Other assets (including advances to shareholder)                                         15,402         15,302
                                                                                      ---------      ---------
             Total assets                                                             $ 253,351      $ 252,851
                                                                                      ---------      ---------
                                                                                      ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current portion of debt and capital leases                                       $  24,015      $  12,192
     Accounts payable                                                                    14,365         13,602
     Accrued compensation                                                                 1,465          1,475
     Accrued  and other current liabilities                                              11,946         11,623
                                                                                      ---------      ---------
            Total current liabilities                                                    51,791         38,892

Long-term debt less current maturities                                                    4,800          5,465
Convertible subordinated debentures                                                     100,000        100,000
Other long-term liabilities                                                               1,121          1,191
Minority interest                                                                         1,403          1,403
                                                                                      ---------      ---------
            Total liabilities                                                           159,115        146,951

Commitments and contingencies
Shareholders' equity:
     Common stock, par value $.01, 40,000 shares authorized, 33,387 and 33,344 shares issued at April 30, 1999 and January 31, 1999, respectively, 32,665 and 32,916  shares outstanding at April 30, 1999 and January 31, 1999,
       respectively                                                                         327            329
     Treasury stock                                                                      (1,751)        (1,202)
     Additional paid in capital                                                         224,787        224,715
     Retained earnings (accumulated deficit)                                           (129,127)      (117,942)
                                                                                      ---------      ---------
            Total shareholders' equity                                                   94,236        105,900
                                                                                      ---------      ---------
            Total liabilities and shareholders' equity                                $ 253,351      $ 252,851
                                                                                      ---------      ---------
                                                                                      ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                                 PHYMATRIX CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     Three Months Ended
                                                                          April 30,
                                                                  -----------------------
                                                                     1999           1998
                                                                  -----------------------
                                                                  (unaudited)

Net revenues from services                                         $ 43,855      $ 50,518
Net revenues from management service agreements                      16,749        26,667
Net revenues from real estate services                                   60         7,008
                                                                   --------      --------
             Total revenue                                           60,664        84,193
                                                                   --------      --------
Operating costs and administrative expenses:
       Salaries, wages and benefits                                  19,202        23,876
       Professional fees                                              4,276         3,560
       Supplies                                                      14,164        14,152
       Utilities                                                      1,142         1,284
       Depreciation and amortization                                  3,628         3,574
       Rent                                                           4,476         4,794
       Provision for bad debts                                          634           956
       Gain on sale of assets                                          --            (916)
       Other (primarily capitation expense)                          21,658        21,680
                                                                   --------      --------
             Total operating costs and administrative expenses       69,180        72,960
                                                                   --------      --------
Interest expense, net                                                 2,619         1,839
Income from investment in affiliates                                   --            (207)
                                                                   --------      --------
                                                                      2,619         1,632
                                                                   --------      --------
(Loss) income before provision for income taxes                     (11,135)        9,601
Income tax expense                                                       50         3,148
                                                                   --------      --------
       Net (loss) income                                           $(11,185)     $  6,453
                                                                   --------      --------
                                                                   --------      --------
Net (loss) income per share - basic (Note 7)                       $  (0.33)     $   0.20
                                                                   --------      --------
Net (loss) income per share - diluted (Note 7)                     $  (0.33)     $   0.20
                                                                   --------      --------

Weighted average shares outstanding - basic                          33,529        32,647
                                                                   --------      --------
                                                                   --------      --------
Weighted average shares outstanding - diluted                        33,529        33,168
                                                                   --------      --------
                                                                   --------      --------


The accompanying notes are an integral part of the consolidated financial statements.

                                    PHYMATRIX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Three Months Ended
                                                                              April 30,
                                                                       -----------------------
                                                                          1999          1998
                                                                       ------------------------
                                                                             (unaudited)
Cash flows from operating activities:
       Net (loss) income                                                $(11,185)     $  6,453
       Noncash items included in net income (loss):
             Depreciation and amortization                                 3,628         3,574
             Amortization of debt issuance costs                             744           241
             Other (including gain on sale of assets)                          7        (1,020)
       Changes in receivables                                             (1,445)       (5,163)
       Changes in accounts payable and accrued liabilities                (2,851)       (1,191)
       Changes in other assets                                            (2,522)       (2,753)
                                                                        --------      --------
                   Net cash (used) provided by operating activities      (13,624)          141
                                                                        --------      --------
Cash flows from investing activities:
       Capital expenditures                                                 (914)       (1,791)
       Sale of assets                                                      4,694         3,157
       Notes receivable, net                                                (148)          193
       Other                                                                  38            56
       Acquisitions, net of cash acquired                                   --          (3,866)
                                                                        --------      --------
                   Net cash provided (used) by investing activities        3,670        (2,251)
                                                                        --------      --------
Cash flows from financing activities:
       Advances from (to) shareholder                                        270        (4,311)
       Proceeds from issuance of common stock                               --             118
       Repurchase of treasury stock                                         (552)         --
       Proceeds from issuance of debt                                     21,672          --
       Offering costs and other                                               (2)          (72)
       Repayment of debt                                                 (12,101)       (1,326)
                                                                        --------      --------
                   Net cash provided (used) by financing activities        9,287        (5,591)
                                                                        --------      --------
Decrease in cash and cash equivalents                                   $   (667)     $ (7,701)
                                                                        --------      --------
                                                                        --------      --------
Cash and cash equivalents, beginning of period                          $ 10,137      $ 49,536
                                                                        --------      --------
                                                                        --------      --------
Cash and cash equivalents, end of period                                $  9,470      $ 41,835
                                                                        --------      --------
                                                                        --------      --------


The accompanying notes are an integral part of the consolidated financial statements.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)




1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of PhyMatrix Corp. ("the Company"). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. Operating results for the three months ended April 30, 1999 are not necessarily indicative of results that may be expected for the year.

2.   SIGNIFICANT EVENTS

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

     During August 1998, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. Subsequent to August 1998, the Company has also decided to divest its home health business and exit its infusion therapy business. Net loss for the year ended January 31, 1999 included an extraordinary item of $96.8 million which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). Based on fair market value estimates, which have primarily been derived from letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $96.8 million from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at April 30, 1999.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended April 30, 1998, the Company acquired the assets and/or stock, entered into management and employment agreements, and/or assumed certain liabilities of various physician practices, ancillary service companies, networks and organizations and sold certain assets. During the three months ended April 30, 1999 and 1998, the Company also issued shares of stock which had been committed to be issued in conjunction with acquisitions completed during the year ended January 31, 1998. During the three months ended April 30, 1999, the Company also terminated several physician management and employment agreements. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)

                                                           APRIL 30,
                                                      ------------------------
                                                         1999           1998
                                                         ----           ----

 Current assets                                        $ (1,580)         $ 785
 Property, plant and equipment                              923            908
 Intangibles                                              1,424         23,394
 Other noncurrent assets                                   (587)           524
 Current liabilities                                     (3,961)        (1,544)
 Noncurrent liabilities                                     102         (2,640)
 Debt                                                      (984)         3,451
 Equity                                                     (70)       (24,170)


     During the three months ended April 30, 1998, the Company sold a radiation therapy center for $3.1 million. This sale resulted in a gain of $0.9 million.


4.   ASSETS HELD FOR SALE

     During the year ended January 31, 1999, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the three months ended April 30, 1999, the Company divested eight physician practices, terminated its relationship with several employed physicians and sold one radiation therapy center and an equity investment in a diagnostic imaging center. Based on fair market value estimates, which estimates were primarily derived from letters of intent, letters of interest or discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $96.8 million from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at April 30, 1999.

5.   REVOLVING LINE OF CREDIT

     During March 1999, the Company entered into a $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees are 0.0875%. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit, and approximately $2.0 million were used as cash collateral for a $2.0 million letter of credit. The line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments, and requires the Company to comply with other customary covenants. As of April 30, 1999, there was $22.2 million outstanding under the line of credit which is included in the current portion of debt and capital leases.

6.   TREASURY STOCK

     The Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. Through January 31, 1999, the Company had repurchased 304,000 shares at a net purchase price of $0.8 million. Through April 30, 1999, the Company has repurchased an additional 294,000 shares at a net purchase price of approximately $0.6 million.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)




7.   NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

 (IN THOUSANDS, EXCEPT PER SHARE DATA)                                     (LOSS)                       PER SHARE
                                                                          INCOME          SHARES         AMOUNT
                                                                         -----------------------------------------
 THREE MONTHS ENDED APRIL 30, 1999
 ---------------------------------

 Basic earnings per share
   Loss available to common stockholders                                    $ (11,185)        33,529      $ (0.33)

 Effect of dilutive securities:
   Stock options                                                                   -              -            -
   Convertible debt                                                                -              -            -
                                                                            ----------       -------      --------

 Diluted earnings (loss) per share                                          $ (11,185)       33,529       $ (0.33)
                                                                            ----------       -------      --------
                                                                            ----------       -------      --------

 THREE MONTHS ENDED APRIL 30, 1998
 ---------------------------------

 Basic earnings per share
   Income available to common stockholders                                   $ 6,453         32,647       $ 0.20

 Effect of dilutive securities:
   Stock options                                                                   -             46            -
   Convertible debt                                                               49            475            -
                                                                            ----------       -------      --------

 Diluted earnings per share                                                  $ 6,502         33,168       $ 0.20
                                                                            ----------       -------      --------
                                                                            ----------       -------      --------




     For the three months ended April 30, 1999 and 1998, no additional securities or related adjustments to income were made for the common stock equivalents related to the Debentures since the effect would be antidilutive.


8.   RATIO OF EARNINGS TO FIXED CHARGES

     For the three months ended April 30, 1999, the ratio of earnings to fixed charges was less than 1.0. For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the three months ended April 30, 1999, for purposes of computing the ratio of earnings to fixed charges, the Company's earnings were inadequate to cover fixed charges by $11.1 million.

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)




9.   ACCOUNTING CHANGES AND PRONOUNCEMENTS

         In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF-92 was effective for the Company's financial statements for the year ended January 31, 1999. Adoption of this statement reduced previously reported revenues for the three months ended April 30, 1998 by $17.2 million. During August 1998, the Company announced its plan to divest and exit the PPM business. The majority of these assets which have not yet been divested are recorded as assets held for sale at April 30, 1999.

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

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Recently the FASB has proposed a Statement that would amend FASB Statement No. 133, and to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's results of operations, financial position or cash flows or to produce any major changes in current disclosures.

10.  LEGAL PROCEEDINGS

         On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company is currently in the process of appealing the ruling to a Florida District Court of Appeals and the Board has stayed the enforceability of its ruling pending the appeal. Oral arguments were held on May 26, 1999, and the Company is waiting for the judges' ruling. In the event the Board of Medicine's ruling is eventually upheld, the Company may be forced to renegotiate those provisions of the contracts which are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The majority of the contracts affected by this ruling are with the physician practices the Company has identified to be divested or disposed and for which the assets are included in assets held for sale at April 30, 1999.

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

                                 PHYMATRIX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)




11.      SEGMENT INFORMATION

   For the fiscal year ending January 31, 1999, the Company adopted SFAS 131. The prior year's segment information has been restated to present the Company's reportable segments. The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management, site management organization, real estate services and assets held for sale. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. The tables below present revenue, pretax income (loss) and net assets of each reportable segment for the indicated periods:

                                        PROVIDER        SITE           REAL       ASSETS    RECONCILING  CONSOLIDATED
                                        NETWORK      MANAGEMENT       ESTATE     HELD FOR    ITEMS (1)      TOTALS
                                      MANAGEMENT     ORGANIZATIONS                SALE

 QUARTER ENDED APRIL 30, 1999
 ----------------------------

 Net revenues                         $ 18,191        $ 8,796          $ 60    $ 33,617     $      -      $ 60,664
 Income (loss) before income taxes      (1,598)        (2,536)         (644)       (744)      (5,613)      (11,135)
 Net assets                             43,490         22,226        11,843      96,812      (80,135)       94,236


 QUARTER ENDED APRIL 30, 1998
 ----------------------------
 Net revenues                         $ 24,491       $ 10,050       $ 7,008    $ 42,644     $      -      $ 84,193
 Income (loss) before income taxes       2,456          1,096         4,573       5,792       (4,316)        9,601
 Net assets                             48,574         21,700        19,103     226,711      (74,298)      241,790





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

     During the year ended January 31, 1999, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the three months ended April 30, 1999 were $33.6 million and $0.7 million, respectively. Based on fair market value estimates, which have primarily been derived from letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $96.8 million from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at April 30, 1999.

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

         Net revenues from management services agreements include the revenues generated by the physician practices net of payments to physicians. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company adopted EITF 97-2 in the fourth quarter of its fiscal year ended January 31, 1999. Adoption of this statement reduced previously reported revenues and expenses for the three months ended April 30, 1998 by $17.2 million. During August 1998, the Company announced its plan to divest and exit the PPM business. The Company is currently working to complete these divestitures and the majority of these assets are recorded as assets held for sale at April 30, 1999.

RESULTS OF OPERATIONS

     The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                                      THREE MONTHS ENDED
                                                                           APRIL 30,
                                                                   ------------------------
                                                                       1999         1998
                                                                   ------------------------

 Net revenue                                                          100.0%       100.0%

 Salaries, wages and benefits                                          31.7%        28.4%
 Supplies                                                              23.3%        16.8%
 Depreciation and amortization                                          6.0%         4.2%
 Rent expense                                                           7.4%         5.7%
 Provision for bad debts                                                1.0%         1.1%
 Gain on sale of assets                                                 0.0%        (1.1%)
 Other                                                                 44.6%        31.5%
                                                                      ------       -------
   Total operating costs and administrative expenses                  114.0%        86.6%

 Interest expense, net                                                  4.3%         2.2%
 (Income) from investment in affiliate                                  0.0%        (0.2%)
                                                                      ------       -------
 Income (loss) before provision for income taxes                      (18.3%)       11.4%

 Income tax expense                                                     0.1%         3.7%
                                                                      ------       -------
   Net income (loss)                                                  (18.4%)        7.7%
                                                                      ------       -------
                                                                      ------       -------


THE THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1998

     The following discussion reviews the results of operations for the three months ended April 30, 1999 (the "2000 Quarter") compared to the three months ended April 30, 1998 (the "1999 Quarter").

REVENUES

     The Company currently derives revenues primarily from the following segments: provider network management, site management organizations, real estate services and assets held for sale. Revenues from provider network management are derived from management services provided to hospitals, management services to management service organizations and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from real estate services are derived from the provision of a variety of services which include development fees, general contracting management fees, leasing and marketing fees, project cost savings income and consulting fees. Revenues from assets held for sale are derived primarily from providing the following services: physician practice management, diagnostic imaging, radiation therapy, home healthcare, infusion therapy and lithotripsy.

     Net revenues were $60.7 million during the 2000 Quarter. Of this amount, $18.2 million or 30.0% of such revenues was attributable to provider network management; $8.8 million or 14.5% was related to site management organizations; $0.1 million or 0.1% was attributable to real estate services; and $33.6 million or 55.4% was attributable to assets held for sale.

     Net revenues were $84.2 million during the 1999 Quarter. Of this amount, $24.5 million or 29.1% of such revenues was attributable to provider network management; $10.1 million or 11.9% was related to site management organizations; $7.0 million or 8.3% was attributable to real estate services; and $42.6 million or 50.7% was attributable to assets held for sale.

     The Company's net revenues from provider network management services decreased by $6.3 million from $24.5 million for the 1999 Quarter to $18.2 million for the 2000 Quarter. At the beginning of the year, the Company began negotiations to restructure a management services agreement to manage a network of over 100 physicians. The ultimate resolution of the restructuring and collection of any receivables due from the beginning of the year is uncertain; therefore, the Company has not recorded revenue from the agreement. For the 1999 Quarter, the Company recorded $5.0 million of net revenues from this agreement for the 2000 Quarter. The Company's net revenues from site management organizations decreased by $1.3 million from $10.1 million for the 1999 Quarter to $8.8 million for the 2000 Quarter. The Company's net revenues from real estate services decreased by $6.9 million from $7.0 million for the 1999 Quarter to $0.1 million for the 2000 Quarter, primarily due to the Company's decision in the fourth quarter ended January 31, 1999 to significantly downsize its real estate services segment in connection with the repositioning of the Company and in part due to the resignation of Bruce A. Rendina as Chief Executive Officer of this segment. The Company's net revenues from assets held for sale decreased by $9.0 million from $42.6 million for the 1999 Quarter to $33.6 million for the 2000 Quarter primarily attributable to the asset divestitures.

EXPENSES

     The Company's salaries, wages and benefits decreased by $4.7 million from $23.9 million or 28.4% of net revenues during the 1999 Quarter to $19.2 million or 31.7% of net revenues during the 2000 Quarter. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures.

     The Company's supplies expense was $14.2 million or 16.8% of net revenues during the 1999 Quarter and $14.2 million or 23.3% of net revenues during the 2000 Quarter. The increase in supplies expense as a percentage of net revenues was primarily due to the growth of infusion and cancer service revenues that are more supply intensive and for which the cost of pharmaceutical supplies is higher.

     The Company's rent expense decreased by $0.3 million from $4.8 million or 5.7% of net revenues during the 1999 Quarter to $4.5 million or 7.4% of net revenues during the 2000 Quarter. The decrease is primarily a result of the asset divestitures.

     The Company's gain on sale of assets during the 1999 Quarter represents a gain from the sale of a radiation therapy center of approximately $0.9 million during February 1998.

     The Company's other expenses increased by $0.6 million from $26.5 million or 31.5% of net revenues during the 1999 Quarter to $27.1 million or 44.6% of net revenues during the 2000 quarter. The increase in other expenses as a percentage of net revenues is primarily due to an increase in capitation revenues related to the Company's provider network management services as a percentage of total revenues.

     The Company's interest expense increased by $0.8 million from $1.8 million or 2.2% of net revenues during the 1999 Quarter to $2.6 million or 4.3% of net revenues during the 2000 quarter, primarily due to the acceleration of the amortization of debt issuance costs related to the line of credit which was repaid during the 2000 quarter.

   The Company's loss prior to income taxes during the 2000 Quarter was $11.1 million compared to income prior to income taxes during the 1999 Quarter of $9.6 million. The deterioration of income during the 2000 Quarter is primarily due to several factors including: (i) The downsizing of the real estate services segment which was done in connection with the repositioning of the Company, and in part due to the resignation of Bruce A. Rendina as Chief Executive Officer of the Company's real estate services segment. The real estate services segment generated a pretax loss of $0.6 million during the 2000 Quarter compared to pretax income of $4.6 million during the 1999 Quarter, (ii) The deterioration of the operating results of certain of the businesses divested or to be divested. The assets held for sale segment generated a pretax loss of $0.7 million during the 2000 Quarter compared to pretax income of $5.8 million during the 1999 Quarter, and (iii) The Company is in the process of repositioning and building infrastructure to expand and integrate its two primary business lines:
provider network services and pharmaceutical services (site management organizations). Combined these businesses generated a pretax loss of $4.1 million during the 2000 Quarter compared to pretax income of $3.6 million during the 1999 Quarter.

   The Company's income tax expense decreased by $3.1 million from $3.2 million or 3.7% of pretax income during the 1999 Quarter to $0.1 million or 0.1% of pretax loss during the 2000 Quarter, which is primarily due to the Company having a net loss for the 2000 Quarter.

REAL ESTATE SERVICES

         While the Company has historically derived significant revenues from real estate services, in the future the Company anticipates that it will generate significantly fewer revenues from such services. As a result, the Company decided to significantly downsize its real estate services.

         During August 1998, Bruce A. Rendina resigned as CEO and President of DASCO (the Company's real estate services subsidiary) and Vice Chairman of the Company. During September 1998, Mr. Rendina entered into a Business Agreement (the "Business Agreement") with the Company. The Business Agreement was entered into in settlement of certain claims by both the Company and Mr. Rendina relating to Mr. Rendina's future competition with the Company. The Business Agreement provides that the Company has the exclusive development rights to 27 separate projects located in 12 separate states. In addition, the Company and Mr. Rendina have agreed to share fees with respect to five asset conversion projects and six medical facility development projects whereby Mr. Rendina is entitled to the first 25% of the projected development fees received on any shared fee project and the Company and Mr. Rendina evenly split the remaining portion of the fees for such projects. The Business Agreement also permits Mr. Rendina and his affiliates to pursue independently the development of six separate projects in five states. Finally, the Company and Mr. Rendina have provided mutual releases of each other with respect to any event related to the business and employment relationships of the parties.

         During the year ended January 31, 1999, the Company recorded a goodwill impairment write-down of $9.1 million which eliminates the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which is uncertain. Moreover, anticipated future cash flows of the real estate segment indicate that the recoverability of the asset is not likely.

         During the 2000 Quarter, the Company's real estate services generated revenues of $0.1 million and a pretax loss of $0.6 million. During the 1999 Quarter, the Company's real estate services generated revenues of $7.0 million and pretax income of $4.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operating activities was $13.6 million during the 2000 Quarter. Cash provided by operating activities was $0.1 million during the 1999 Quarter. At April 30, 1999, the Company's principal sources of liquidity consisted of working capital of $99.2 million which included $9.5 million in cash, $10.8 million in a tax refund receivable and $96.8 million in assets held for sale (see below for further discussion of assets held for sale) offset by the current portion of debt and capital leases. The Company also had $51.8 million of current liabilities, including approximately $24.0 million of indebtedness maturing before April 30, 2000.

         Cash provided by investing activities was $3.7 million during the 2000 Quarter and primarily represented the net cash received from the sale of assets of $4.7 million, offset by the funds required by the Company for capital expenditures of $0.9 million and advances under notes receivable of $0.1 million. Cash used by investing activities was $2.3 million during the 1999 Quarter. This primarily represented the funds required by the Company for acquisitions and capital expenditures of $5.7 million offset by the cash received from the sale of assets of $3.2 million.

         Cash provided by financing activities was $9.3 million during the 2000 Quarter and primarily represented proceeds from the issuance of debt of $21.7 million, offset by the repayment of debt of $12.1 million and the purchase of treasury stock of $0.6 million. Cash used by financing activities was $5.6 million during the 1999 Quarter, which was primarily composed of the repayment of debt of $1.3 million and advances to shareholder of $4.3 million.

     In conjunction with various acquisitions that were completed through January 31, 1999, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $22.9 million over the next four years, of which $2.3 million is accrued at April 30, 1999. The payments, if required, are payable in cash and/or Common Stock of the Company. In addition, in conjunction with the acquisition of a clinical research center and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next five years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

     During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company may expend, in certain circumstances, up to $40.0 million (of which none has been expended as of April 30, 1999) to be utilized for the expansion of the network.

     During February 1998, the Company completed the formation of an MSO in New York, one-third of which it owns. The owners of the remaining two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven.

     In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of April 30, 1999, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above. This amount is included in other long-term liabilities on the balance sheet. The Company also guarantees a loan in the amount of $3.5 million which matures in March 2000.

     In conjunction with the repositioning (as described earlier in "Significant Events"), the Board of Directors approved its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the three months ended April 30, 1999 were $33.6 million and $0.7 million. Based on fair market value estimates, which have primarily been derived from letters of intent, letters of interest and discussions with prospective buyers, the net realizable value of the remaining assets identified to be divested or disposed was $96.8 million at April 30, 1999.

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

     The Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. As of April 30, 1999 the Company has repurchased 598,000 shares at a net purchase price of approximately $1.4 million.

     The development and implementation of the Company's management information systems will require ongoing capital expenditures. The Company has estimated the total costs to be incurred for completion of its Year 2000 strategy is approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the need to remedy the Year 2000 issue. The Company expects that its working capital of $99.2 million at April 30, 1999, which includes cash of $9.5 million and the expected cash to be generated from the assets held for sale, will be adequate to satisfy the Company's cash requirements for the next 12 months. The Company's capital needs over the next several years may exceed capital generated from operations.

     During March 1999, the Company obtained a new $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit. The new line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments, and requires the Company to comply with other customary covenants. At April 30, 1999, approximately $22.2 million was outstanding under the line.


RISKS ASSOCIATED WITH YEAR 2000

     The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). The Company expects to complete its full assessment of the Year 2000 issue no later than July 31, 1999, which is prior to any anticipated impact on its operating systems.

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

     The Company recognizes that investment in information systems is integral to its operations. The majority of the Company's technology expenditures are related to the development and implementation of both clinical information and managed care information systems that are Year 2000 compliant. The clinical information systems are expected to be fully operational at all sites by July 31, 1999. The managed care information systems are expected to be fully operational by December 31, 1999. The Company believes that the Year 2000 issue-related remediation costs incurred through the 2000 quarter have not been material to its results of operations. The Company has estimated the total costs to be incurred for completion of its Year 2000 strategy is approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the need to remedy the Year 2000 issue.

     The Company's financial accounting system is fully Year 2000 compliant at a total cost of approximately $30,000. Currently the Company is not assessing Year 2000 compliance for the information systems of the businesses held for sale since the Company expects these businesses to be divested by December 31, 1999.

     Risks involved in the managed care applications include the risk that failures in the Company's managed care systems causing a backlog of claims or failures at one or more of the Company's payors will cause a delay in the payment of claims and capitation payments, either of which could negatively affect cash flows of the Company. The Company intends to develop contingency plans for failures at the Company's electronic trading partners. The Company intends to have contingency plans in place by September 1999. The nature of the Year 2000 issue, and the lack of historical experience in addressing it, however, could result in unforeseen risks.

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

FACTORS TO BE CONSIDERED

     The part of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1999 concerning certain factors that could cause the Company's actual results to differ materially from the results anticipated in such forward-looking statements. This discussion is hereby incorporated by reference into this Quarterly Report.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

     During April 1999, the Company issued 42,585 shares of Common Stock pursuant to an acquisition agreement entered into during the fiscal year ended January 31, 1998. The sale of these shares and the acquisition in connection with which they were sold were reported and described in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. The sale of the aforementioned shares of Common Stock were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of June, 1999.




                                     PHYMATRIX CORP.


                                     By:      /s/ Frederick R. Leathers
                                            ------------------------------------
                                              Financial Officer, Treasurer
                                              and Principal Accounting Officer