Form 10-Q
period 1999-07-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 1999-09-14
CIK 1002022

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

(Mark One)
      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____ to ____

                         Commission file number 0-27568

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
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

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 33 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      On September 7, 1999, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 32,353,429.

================================================================================

                       INNOVATIVE CLINICAL SOLUTIONS, Ltd.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I-       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets - July 31, 1999 (unaudited) and    3
                January 31, 1999

              Consolidated Statements of Operations (unaudited) - Three      4
                and Six Months Ended July 31, 1999 and 1998

              Consolidated Statements of Cash Flows (unaudited) - Six        5
                Months Ended July 31, 1999 and 1998

              Notes to Consolidated Financial Statements (unaudited) -     6-12
                Three and Six Months Ended July 31, 1999 and 1998

Item 2.       Management's Discussion and Analysis of Financial           13-21
                Condition and Results of Operations

PART II-      OTHER INFORMATION

     21       Changes in Securities - Recent Sales of Unregistered          22
                Securities

Item 6.       Exhibits and Reports on Form 8~K                              22

FINANCIAL INFORMATION

Item 1. Financial Statements

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             July 31,   January 31,
                                                               1999         1999
                                                            ---------    ---------
                                                           (unaudited)

ASSETS
Current assets
   Cash and cash equivalents                                $  14,709    $  10,137
   Receivables:
      Accounts receivable, net                                 18,079       15,276
      Income tax refund receivable                             10,789       10,789
      Other receivables                                         6,314        6,760
      Notes receivable                                          3,630        5,060
   Prepaid expenses and other current assets
      (including advances to shareholder)                      12,337        1,260
   Assets held for sale                                        45,133      100,795
                                                            ---------    ---------
         Total current assets                                 110,991      150,077

Property, plant and equipment, net                              9,543       11,024
Notes receivable                                                8,481        7,274
Goodwill, net                                                  28,525       41,007
Management service agreements, net                              9,012       28,167
Other assets (including advances to shareholder)                3,931       15,302
                                                            ---------    ---------
         Total assets                                       $ 170,483    $ 252,851
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of debt and capital leases               $  19,493    $  12,192
   Accounts payable                                            13,236       13,602
   Accrued compensation                                         2,147        1,475
   Accrued and other current liabilities                       14,914       11,623
                                                            ---------    ---------
         Total current liabilities                             49,790       38,892

Long-term debt less current maturities                          4,311        5,465
Convertible subordinated debentures                           100,000      100,000
Other long-term liabilities                                       940        1,191
Minority interest                                                 673        1,403
                                                            ---------    ---------
         Total liabilities                                    155,714      146,951

Commitments and contingencies
Shareholders' equity:
   Common stock, par value $.01, 40,000 shares authorized,
      33,387 and 33,344 shares issued at July 31, 1999
      and January 31, 1999, respectively, 32,457
      and 32,916 shares outstanding at July 31,
      1999 and January 31, 1999, respectively                     325          329
   Treasury stock                                              (2,037)      (1,202)
   Additional paid in capital                                 224,778      224,715
   Accumulated deficit                                       (208,297)    (117,942)
                                                            ---------    ---------
         Total shareholders' equity                            14,769      105,900
                                                            ---------    ---------
         Total liabilities and shareholders' equity         $ 170,483    $ 252,851
                                                            =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                            Three Months Ended         Six Months Ended
                                                                  July 3l,                 July 31,
                                                          ----------------------    ----------------------
                                                             1999         1998         1999         1998
                                                          ---------    ---------    ---------    ---------

Net revenues from services                                $  36,668    $  48,059    $  80,523    $  98,577
Net revenues from management service agreements              12,857       28,267       29,606       54,934
Net revenues from real estate services                          327        1,036          387        8,044
                                                          ---------    ---------    ---------    ---------
      Total revenue                                          49,852       77,362      110,516      161,555
                                                          ---------    ---------    ---------    ---------

Operating costs and administrative expenses:
   Salaries, wages and benefits                              16,450       22,968       35,652       46,844
   Professional fees                                          5,146        4,046        9,422        7,606
   Supplies                                                  10,612       14,879       24,776       29,031
   Utilities                                                  1,204        1,429        2,346        2,713
   Depreciation and amortization                              3,184        3,570        6,813        7,144
   Rent                                                       4,223        4,875        8,699        9,669
   Provision for bad debts                                    1,030          933        1,664        1,890
   Gain on sale of assets                                        --       (4,506)          --       (5,422)
   Nonrecurring expenses                                     15,825        5,305       15,825        5,305
   Other - primarily capitation expense                      19,568       22,209       41,225       43,888
                                                          ---------    ---------    ---------    ---------
      Total operating costs and administrative expenses      77,242       75,708      146,422      148,668
                                                          ---------    ---------    ---------    ---------
Interest expense, net                                         2,099        1,806        4,718        3,645
Income from investment in affiliates                             --         (227)          --         (434)
                                                          ---------    ---------    ---------    ---------
                                                              2,099        1,579        4,718        3,211
                                                          ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes
   and extraordinary item                                   (29,489)          75      (40,624)       9,676
Income tax expense                                               50           24          100        3,172
                                                          ---------    ---------    ---------    ---------

Net income (loss) before extraordinary item                 (29,539)          51      (40,724)       6,504
Extraordinary item, net of tax of $0                         49,632           --       49,632           --
                                                          ---------    ---------    ---------    ---------
      Net income (loss)                                   $ (79,171)   $      51    $ (90,356)   $   6,504
                                                          =========    =========    =========    =========
Net income (loss) per share - basic
   Income (loss) before extraordinary item                $   (0.89)   $      --    $   (1.22)   $    0.20
   Extraordinary item, net of tax of $0                   $   (1.49)   $      --    $   (1.48)   $      --
   Net income (loss)                                      $   (2.38)   $      --    $   (2.70)   $    0.20
Net income (loss) per share - diluted
   Income (loss) before extraordinary item                $   (0.89)   $      --    $   (1.22)   $    0.20
   Extraordinary item, net of tax of $0                   $   (1.49)   $      --    $   (1.48)   $      --
   Net income (loss)                                      $   (2.38)   $      --    $   (2.70)   $    0.20

Weighted average shares outstanding - basic                  33,289       33,508       33,459       33,026
                                                          =========    =========    =========    =========
Weighted average shares outstanding - diluted                33,289       33,518       33,459       33,292
                                                          =========    =========    =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Six Months Ended
                                                                  July 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------

Cash flows from operating activities:
   Net income (loss)                                        $(90,356)  $  6,504
   Noncash items included in net income:
      Depreciation and amortization                            6,813      7,144
      Extraordinary item                                      49,632         --
      Gain on sale of assets                                      --     (5,422)
      Nonrecurring charges                                    14,205      4,401
      Amortization of debt issuance costs                        999         72
   Changes in receivables                                      3,912     (4,791)
   Changes in accounts payable and accrued liabilities           123     (4,766)
   Changes in other assets                                      (706)    (2,076)
                                                            --------   --------
         Net cash provided (used) by operating activities    (15,378)     1,066
                                                            --------   --------

Cash flows from investing activities:
   Capital expenditures                                       (2,456)    (4,008)
   Sale of assets                                             18,559      4,821
   Notes receivable, net                                         416     (1,800)
   Other                                                          --         16
   Acquisitions, net of cash acquired                           (907)    (7,598)
                                                            --------   --------
         Net cash provided (used) by investing activities     15,612     (8,569)
                                                            --------   --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                         --        130
   Proceeds from issuance of debt                             21,709         --
   Offering costs and other                                       28        (94)
   Repayment of debt                                         (16,564)    (7,131)
   Purchase of treasury stock                                   (835)        --
                                                            --------   --------
         Net cash provided (used) by financing activities      4,338     (7,095)
                                                            --------   --------

Increase (decrease) in cash and cash equivalents            $  4,572   $(14,598)
                                                            ========   ========
Cash and cash equivalents, beginning of period              $ 10,137   $ 49,536
                                                            ========   ========
Cash and cash equivalents, end of period                    $ 14,709   $ 34,938
                                                            ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three and Six Months Ended July 31, 1999 and 1998 (Unaudited)

1. Organization and Basis of Presentation

      The accompanying unaudited interim consolidated financial statements include the accounts of Innovative Clinical Solutions, Ltd. ("the Company" or "ICSL") (formerly PhyMatrix Corp.). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. Operating results for the three and six months ended July 31, 1999 are not necessarily indicative of results that may be expected for the year.

2. Significant Events

      During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize stockholder value. During August 1998, the Company announced that the Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company intends to link its nationally focused hospital affiliations and its physician networks with its clinical trials site management and healthcare outcomes research operations.

      During August 1998, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. Subsequent to August 1998, the Company also decided to divest its home health business and exit its infusion therapy business. During the second quarter ended July 31, 1999, the Company also decided to terminate an additional physician practice management agreement, divest its investments in a surgery center and a network of physicians, and sell its real estate service operations. Net loss for the year ended January 31, 1999 and net loss for the three and six months ended July 31,1999 includes an extraordinary item of $96.8 million and $49.6 million, respectively, which is primarily a non-cash charge related to these divestitures. The $49.6 million extraordinary charge during the second quarter consisted of (i) approximately $14.3 million primarily due to the Company's decision in the second quarter to exit a physician practice management agreement and dispose of its investments in a surgery center and a network of physicians and (ii) approximately $35.3 million resulting primarily from a revision of the estimated proceeds, based on current fair market value estimates, for the sale of the remaining businesses originally identified to be divested or disposed. The $35.3 million component of the extraordinary item is primarily attributable to the following: an approximately $19.0 million reduction in expected proceeds from the sale of the diagnostic imaging assets, an approximately $12.0 million reduction in expected proceeds from the sale of the physician practices, and the balance represents a reduction in expected proceeds from the sale of the other ancillary service businesses. The reduction in diagnostic imaging proceeds is primarily attributable to a reduction in the profitability of the three Florida imaging centers operated by the Company as well as additional costs to be incurred by the Company including assigning the Administrative Service Agreements for the imaging centers in New York. The diagnostic imaging industry is experiencing gradual reimbursement rate declines and in Florida there is pending legislation aimed at decreasing personal injury revenue which affects the Company's Florida imaging centers. The reduction in PPM proceeds is primarily attributable to the continued decline in the PPM industry. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with Clinical Studies, Ltd. ("CSL") was effective October 15, 1997). Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $45.1 million (of which approximately $35.3 million was sold subsequent to July 31, 1999) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at July 31, 1999.

3. Supplemental Cash Flow Information

      During the six months ended July 31, 1998, the Company acquired the assets and/or stock, entered into management and employment agreements, and/or assumed certain liabilities of various ancillary service companies, networks and organizations and sold certain assets. During the six months ended July 31, 1999 and 1998, the Company also made contingent payments and issued shares of stock which had been committed to be issued in conjunction with acquisitions. During the six months ended July 31, 1999, the Company terminated several physician management and employment agreements and sold certain ancillary service companies. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three and Six Months Ended July 31, 1999 and 1998 (Unaudited)

                                                               July 31,
                                                        ----------------------
                                                          1999         1998
                                                          ----         ----
Current assets                                        $(49,360)     $   1,351
Property, plant and equipment                             (906)        (2,809)
Intangibles                                            (27,669)        25,963
Other noncurrent assets                                   (592)         5,836
Current liabilities                                     (3,504)        (4,409)
Noncurrent liabilities                                   1,013            (80)
Debt                                                      (398)         3,451
Equity                                                  49,562        (26,772)

      During the six months ended July 31, 1998, the Company sold real estate and a radiation therapy center. These sales resulted in gains of $4.5 million and $0.9 million, respectively.

4. Assets Held for Sale

      During the year ended January 31,1999, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the second quarter ended July 31, 1999, the Company also decided to terminate an additional physician practice management agreement, divest its investments in a surgery center and a network of physicians, and sell its real estate service operations. During the six months ended July 31, 1999, the Company exited its infusion therapy business, divested seven physician practices, terminated its relationship with several employed physicians, sold seven radiation therapy centers, sold one diagnostic imaging center and sold its investment in a diagnostic imaging center. Subsequent to July 31, 1999, the Company sold its remaining diagnostic imaging centers, its remaining lithotripsy businesses, its remaining radiation therapy center and its real estate services operations. Based on fair market value estimates, which estimates were primarily derived from purchase agreements, letters of intent, letters of interest or discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $45.1 million (of which approximately $35.3 million was sold subsequent to July 31, 1999) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at July 31, 1999.

5. Nonrecurring Charge

      The $15.8 million charge during the quarter ended July 31, 1999 is comprised of a $14.1 million impairment charge for a management service organization and a physician practice management agreement and $1.7 million primarily representing additional severance costs in conjunction with the sale of assets and the repositioning of the Company. During the six months ended July 31, 1998, the Company terminated several of its physician management and employment agreements which resulted in a charge of approximately $5.3 million. The charge is composed primarily of the write-off of the remaining intangible assets as well as severance and legal costs.

6. Revolving Line of Credit

      During March 1999, the Company entered into a $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees are 0.0875%. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit, and approximately $2.0 million were used as cash collateral for a $2.0 million letter of credit. The line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. As of July 31, 1999, there was $17.6 million outstanding under the line of credit, which is included in the current portion of debt and capital leases.

7. Treasury Stock

      The Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three and Six Months Ended July 31, 1999 and 1998 (Unaudited)

Through July 31, 1999, the Company has repurchased a total of 806,000 shares at a net purchase price of approximately $1.7 million.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three and Six Months Ended July 31, 1999 and 1998 (Unaudited)

8. Net Income per Share

      The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                                    (Loss)             Per Share
(In thousands, except per share data)               Income     Shares   Amount
                                                   --------    ------  ---------

Three Months Ended July 31, 1999
Basic loss per share
  Loss available to common stockholders            $(29,539)   33,289   $(0.89)
  Extraordinary item                                (49,632)       --    (1.49)
                                                   --------    ------   ------
  Net loss available to common stockholders         (79,171)   33,289    (2.38)

Effect of dilutive securities                            --        --       --
                                                   --------    ------   ------
Diluted loss per share                             $(79,171)   33,289   $(2.38)

Three Months Ended July 31, 1998
Basic earnings per share
  Income available to common stockholders          $     51    33,508   $ 0.00

Effect of dilutive securities:
  Stock options                                          --        10       --
                                                   --------    ------   ------
Diluted earnings per share                         $     51    33,518   $ 0.00
                                                   ========    ======   ======

Six Months Ended July 31, 1999
Basic loss per share
  Loss available to common stockholders            $(40,724)   33,459   $(1.22)
  Extraordinary item                                (49,632)   33,459    (1.48)
                                                   --------    ------   ------
  Net loss available to common stockholders         (90,356)   33,459    (2.70)

Effect of dilutive securities                            --        --       --
                                                   --------    ------   ------
Diluted loss per share                             $(90,356)   33,459   $(2.70)
                                                   ========    ======   ======

Six Months Ended July 31, 1998
Basic earnings per share
  Income available to common stockholders          $  6,504    33,026   $ 0.20

Effect of dilutive securities:
  Stock options                                          --        28       --
  Convertible debt                                       49       238       --
                                                   --------    ------   ------
Diluted earnings per share                         $  6,553    33,292   $ 0.20
                                                   ========    ======   ======

      For the three and six months ended July 31, 1999 and 1998, no additional securities or related adjustments to income were made for the common stock equivalents related to the Debentures since the effect would be antidilutive.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three and Six Months Ended July 31, 1999 and 1998 (Unaudited)

9. Ratio of Earnings to Fixed Charges

      For the three and six months ended July 31, l999, the ratio of earnings to fixed charges was less than 1.0. For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty percent-owned investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the three and six months ended July 31, 1999, for purposes of computing the ratio of earnings to fixed charges, the Company's earnings were inadequate to cover fixed charges by $29.5 million and $40.6 million, respectively.

10. Accounting Changes and Pronouncements

      In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues, PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF-92 was effective for the Company's financial statements for the year ended January 31, 1999. Adoption of this statement reduced previously reported revenues for the three and six months ended July 31, 1998 by $17.6 million and $34.8 million, respectively. During August 1998, the Company announced its plan to divest and exit the PPM business. The majority of these assets which have not yet been divested are recorded as assets held for sale at July 31, 1999.

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

      FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, Statement 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement No. 137 which amended FASB Statement No. 133, and deferred its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's results of operations, financial position or cash flows or to produce any major changes in current disclosures.

11. Related Party Transactions

      The Company provided construction management, development marketing and consulting services to entities principally owned by Abraham D. Gosman (former Chairman of the Board and former Chief Executive Officer) in connection with the development and operation by such entities of several healthcare related facilities (including a medical office building and a retirement community). During the years ended January 31, 1999 and 1998, the Company recorded revenues in the amount of $1.4 million and $10.5 million, respectively, related to such services. As of July 31, 1999, the Company advanced $10.9 million, which is due in July 2000, to a company principally owned by Mr. Gosman relating to the development of a healthcare facility. Interest on the advance accrues at the prime rate. The Company provides these services to such affiliated parties on terms no more or less favorable to the Company than those provided to unaffiliated parties.

12. Legal Proceedings

      On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company appealed the ruling to a Florida District Court of Appeals and the Board stayed the enforceability of its ruling pending the appeal. Oral arguments were held on May 26, 1999, and the judge upheld the Board of Medicine's ruling. The Company may be forced to renegotiate those provisions of the contracts which are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The contracts affected by this ruling are with the physician practices the Company has identified to be divested or disposed and for which the assets are included in assets held for sale at July 31, 1999.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three and Six Months Ended July 31, 1999 and 1998 (Unaudited)

      In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim. The Company intends to prosecute and defend the case.

13. Segment Information

      For the fiscal year ending January 31, 1999, the Company adopted SFAS
131. The prior year's segment information has been restated to present the Company's reportable segments. The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management, site management organization, real estate services and assets held for sale. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K. There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. The tables below present revenue, pretax income (loss) and net assets of each reportable segment for the indicated periods:

                                            Provider          Site                        Assets
                                            Network        Management        Real        Held for      Reconciling    Consolidated
                                         Management (2)   Organizations     Estate         Sale         Items (1)        Totals
                                         --------------   -------------    ---------     ---------     -----------    ------------
Quarter ended July 31, 1999
Net revenues                               $  13,375       $   8,831       $    327      $  27,259      $      60      $  49,852
Income (loss) before income taxes and
  extraordinary item                         (14,188)         (2,909)        (1,237)        (4,022)        (7,133)       (29,489)

Quarter ended July 31, 1998
Net revenues                               $  18,421       $   9,107       $  1,036      $  48,798      $      --      $  77,362
Income (loss) before income taxes and
  extraordinary item                           1,023            (511)         3,407          1,713         (5,557)            75

Six months ended July 31, 1999
Net revenues                               $  30,727       $  17,627       $    387      $  61,715      $      60      $ 110,516
Income (loss) before income taxes and
  extraordinary item                         (15,633)         (5,445)        (1,881)        (4,926)       (12,739)       (40,624)
Net assets                                    16,153          20,783          8,007         45,133        (75,307)        14,769

Six months ended July 31, 1998
Net revenues                               $  37,533       $  19,157       $  8,044      $  96,523      $     298      $ 161,555
Income (loss) before income taxes and
  extraordinary item                           2,810             585          7,980          7,876         (9,575)         9,676
Net assets                                    37,460          22,482         20,536        230,346        (66,433)       244,391

(1) Reconciling items consist of corporate expenses and corporate net assets (primarily the convertible subordinated debentures, net of cash) which are not allocated.

(2) Provider Network Management loss for the three and six months ending July 31, 1999 includes an $11.2 million nonrecurring charge.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three and Six Months Ended July 31, 1999 and 1998 (Unaudited)

14. Subsequent Events

      Subsequent to July 31, 1999, the Company has sold its remaining diagnostic imaging centers, its remaining radiation therapy center, its remaining lithotripsy business and its real estate service operations. Proceeds from these asset sales were approximately $35.3 million.

15. Reclassifications

      Certain prior period balances have been reclassified to conform with the current period presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      ICSL is repositioning itself as a company that provides diverse services supporting the needs of the pharmaceutical and managed care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, as well as multi and single-specialty provider network management. Historically, the Company has been an integrated medical management company that provides medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company is in the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. In conjunction with the change in the business model, the Company also significantly downsized and then, subsequent to July 31, 1999, sold the operation of its real estate services. The Company currently estimates that by the end of its current fiscal year it will have exited the majority of its physician practice management ("PPM") and ancillary medical service businesses.

Repositioning

      During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize stockholder value. During August 1998, the Company announced that the Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research, The Company intends to link its nationally focused hospital affiliations and its physician networks with its clinical trials site management and outcomes research operations.

      During the year ended January 31, 1999, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the second quarter ended July 31, 1999, the Company also decided to terminate an additional physician practice management agreement and divest its investments in a surgery center and a network of physicians. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the six months ended July 31, 1999 were $61.7 million and $4.9 million, respectively. Net loss for the three and six months ended July 31, 1999 included an extraordinary item of $49.6 million which is primarily a non-cash charge related to these divestitures. Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $45.1 million (of which approximately $35.3 million was sold subsequent to July 31, 1999) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at July 31, 1999.

      During the fourth quarter ended January 31,1999, the Company made the decision to significantly downsize its real estate services segment and recorded a goodwill impairment write-down of approximately $9.1 million which eliminated the remaining goodwill of the real estate services segment. Subsequent to July 31, 1999 the Company sold the remaining operations of the real estate services segment.

Accounting Treatment

      The terms of the Company's relationships with its remaining affiliated physicians are set forth in various asset and stock purchase agreements, management services agreements and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquired the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable typically were purchased at the net realizable value. The purchase price of the practice generally consisted of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice, The management services or employment agreements delineate the responsibilities and obligations of each party.

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

      Net revenues from management services agreements include the revenues generated by the physician practices net of payments to physicians. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice, In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company adopted EITF 97-2 in the fourth quarter of its fiscal year ended January 31, 1999. Adoption of this statement reduced previously reported revenues and expenses for the three and six months ended July 31, 1998 by $17.6 million and $34.8 million, respectively. During August 1998, the Company announced its plan to divest and exit the PPM business. The Company is currently working to complete these divestitures and the majority of these assets are recorded as assets held for sale at July 31, 1999.

Results of Operations

      The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                      Three Months Ended   Six Months Ended
                                                           July 31,            July 31,
                                                      ------------------   ----------------
                                                       1999       1998      1999      1998
                                                      ------     -----     -----     -----
Net revenue                                            100.0%    100.0%    100.0%    100.0%

Salaries, wages and benefits                            33.0%     29.7%     32.3%     29.0%
Supplies                                                21.3%     19.2%     22.4%     18.0%
Depreciation and amortization                            6.4%      4.6%      6.2%      4.4%
Rent expense                                             8.5%      6.3%      7.9%      6.0%
Provision for bad debts                                  2.1%      1.2%      1.5%      1.2%
Gain on sale of assets                                   0.0%     (5.8%)     0.0%     (3.4%)
Non-recurring expenses                                  31.7%      6.9%     14.3%      3.3%
Other (primarily capitation expense)                    51.9%     35.8%     47.9%     33.5%
                                                      ------     -----     -----     -----
  Total operating costs and administrative expenses    154.9%     97.9%    132.5%     92.0%

Interest expense, net                                    4.2%      2.3%      4.3%      2.3%
(Income) from investment in affiliate                    0.0%     (0.3%)     0.0%     (0.3%)
                                                      ------     -----     -----     -----
Income (loss) before taxes and extraordinary item      (59.1%)     0.1%    (36.8%)     6.0%

Income tax expense                                       0.1%      0.0%      0.0%      2.0%
                                                      ------     -----     -----     -----
Income (loss) before extraordinary item                (59.2%)     0.1%    (36.8%)     4.0%
Extraordinary item, net of tax                          99.6%      0.0%     44.9%      0.0%
                                                      ------     -----     -----     -----
Net income (loss)                                     (158.8%)     0.1%    (81.7%)     4.0%
                                                      ======     =====     =====     =====

The Three and Six Months Ended July 31, 1999 Compared to the Three and Six Months Ended July 31, 1998

      The following discussion reviews the results of operations for the three and six months ended July 31, 1999 (the "2000 Quarter" and "2000 Period"), respectively, compared to the three and six months ended July 31, 1998 (the "1999 Quarter" and "1999 Period"), respectively.

Revenues

      During the 2000 Quarter and the 2000 Period the Company derived revenues primarily from the following segments: provider network management, site management organizations, real estate services and assets held for sale. Revenues from provider network management are derived from management services to management service organizations and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from real estate services are derived from the provision of a variety of services which include development fees, general contracting management fees, leasing and marketing fees, project cost savings income and consulting fees. Revenues from assets held for sale are derived primarily from providing the following services: physician practice management, diagnostic imaging, radiation therapy, home healthcare, infusion therapy and lithotripsy.

      Net revenues were $49.9 million and $110.5 million during the 2000 Quarter and 2000 Period, respectively. Of this amount, $13.4 million and $30.7 million or 26.8% and 27.8% of such revenues was attributable to provider network management, $8.8 million and $17.6 million or 17.7% and 15.9% was related to site management organizations; $0.3 million and $0.4 million or 0.7% and 0.4% was attributable to real estate services; and $27.3 million and $61.7 million or 54.7% and 55.8% was attributable to assets held for sale.

      Net revenues were $77.4 million and $161.6 million during the 1999 Quarter and 1999 Period, respectively. Of this amount, $18.4 million and $37.5 million or 23.8% and 23.2% of such revenues was attributable to provider network management; $9.1 million and $19.2 million or 11.8% and 11.9% was related to site management organizations; $1.0 million and $8.0 million or 1.3% and 5.0% was attributable to real estate services; and $48.8 million and $96.5 million or 63.1% and 59.7% was attributable to assets held for sale.

      The Company's net revenues from provider network management services decreased by $5.0 million from $18.4 million for the 1999 Quarter to $13.4 million for the 2000 Quarter and by $6.8 million from $37.5 million for the 1999 Period to $30.7 million for the 2000 Period. The decrease is primarily attributable to a reduction in capitation revenue from one contract managed by the Company. The Company's net revenues from site management organizations decreased by $0.3 million from $9.1 million for the 1999 Quarter to $8.8 million for the 2000 Quarter and by $1.6 million from $19.2 million for the 1999 Period to $17.6 million for the 2000 Period. The Company's net revenues from real estate services decreased by $0.7 million from $1.0 million for the 1999 Quarter to $0.3 million for the 2000 Quarter and by $7.6 million from $8.0 million for the 1999 Period to $0.4 million for the 2000 Period, primarily due to the Company's decision in the fourth quarter ended January 31, 1999 to significantly downsize its real estate services segment in connection with the repositioning of the Company and in part due to the resignation of Bruce A. Rendina as Chief Executive Officer of this segment. The Company's net revenues from assets held for sale decreased by $21.5 million from $48.8 million for the 1999 Quarter to $27.3 million for the 2000 Quarter and by $34.8 million from $96.5 million for the 1999 Period to $61.7 million for the 2000 Period primarily attributable to the asset divestitures. The Company is currently negotiating the termination of a management services agreement to manage a network of over 100 physicians. The ultimate resolution of the negotiations and collection of any receivables due from the beginning of the year is uncertain; therefore the Company has not recorded revenue from the agreement for the 2000 Quarter and the 2000 Period. For the 1999 Quarter and the 1999 Period, the Company recorded $5.1 million and $10.1 million of net revenues (which are included in revenues from the assets held for sale segment) from this agreement.

Expenses

      The Company's salaries, wages and benefits decreased by $6.5 million from $23.0 million or 29.7% of net revenues during the 1999 Quarter to $16.5 million ox 33.0% of net revenues during the 2000 Quarter and by $11.1 million from $46.8 million or 29.0% of net revenues during the 1999 Period to $35.7 million or 32.3% of net revenues during the 2000 Period. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures.

      The Company's supplies expense was $14.9 million or 19.2% of net revenues during the 1999 Quarter and $10.6 million or 21.3% of net revenues during the 2000 Quarter and was $29.0 million or 18.0% of net revenues during the 1999 Period and $24.8 million or 22.4% of net revenues during the 2000 Period. The increase in supplies expense as a percentage of net revenues was primarily due to the relative increase, due to other asset divestitures, in the size of the Company's infusion and cancer service businesses, which are more supply intensive and for which the cost of pharmaceutical supplies is higher.

      The Company's rent expense decreased by $0.7 million from $4.9 million or 6.3% of net revenues during the 1999 Quarter to $4.2 million or 8.5% of net revenues during the 2000 Quarter and by $1.0 million from $9.7 million or 6.0% of net revenues during the 1999 Period to $8.7 million or 7.9% of net revenues during the 2000 Period. The decrease in dollars is primarily a result of the asset divestitures.

      The Company's gain on sale of assets of $4.5 million and $5.4 million during the 1999 Quarter and 1999 Period, respectively, represented gains from the sale of real estate of approximately $4.5 million during July 1998 and from the sale of a radiation therapy center of approximately $0.9 million during February 1998.

      The Company's nonrecurring charge of $5.3 million during the 1999 Quarter and 1999 Period represents the charge resulting from the termination of several physician management and employment agreements. The Company's nonrecurring charge of $15.8 million during the 2000 Quarter and 2000 Period represents a $14.1 million impairment charge for a physician practice management agreement and a management service organization and the balance primarily represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

      The Company's other expenses decreased by $1.8 million from $27.7 million or 35.8% of net revenues during the 1999 Quarter to $25.9 million or 52.0% of net revenues during the 2000 Quarter and by $1.2 million from $54.2 million or 33.6% of net revenues during the 1999 Period to $53.0 million or 48.0% of net revenues during the 2000 Period. The increase in other expenses as a percentage of net revenues is primarily due to an increase in capitation revenues related to the Company's provider network management services as a percentage of total revenues.

      The Company's interest expense increased by $0.3 million from $1.8 million or 2.3% of net revenues during the 1999 Quarter to $2.1 million or 4.2% of net revenues during the 2000 Quarter and by $1.1 million from $3.6 million or 2.3% of net revenues during the 1999 Period to $4.7 million or 4.3% of net revenues during the 2000 Period. The acceleration of the amortization of debt issuance costs related to the line of credit which was repaid during the 2000 Period resulted in increased interest expense of $0.3 million during the 2000 Period.

      The Company's extraordinary item of $49.6 million during the 2000 Quarter and the 2000 Period represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale at July 31, 1999. The carrying value of the assets of these businesses was written down to their estimated net realizable value (less costs to sell). The $49.6 million extraordinary charge during the second quarter consisted of (i) approximately $14.3 million primarily due to the Company's decision in the second quarter to exit a physician practice management agreement and dispose of its investments in a surgery center and a network of physicians, and (ii) approximately $35.3 million primarily resulting from the revision of the estimated proceeds, based on current fair market value estimates, for the sale of the remaining businesses originally identified to be divested or disposed. The $35.3 million component of the extraordinary item is primarily attributable to the following: an approximately $19.0 million reduction in expected proceeds from the sale of the diagnostic imaging assets, an approximately $12.0 million reduction in expected proceeds from the sale of the physician practices, and the balance represents a reduction in expected proceeds from the sale of the other ancillary service businesses. The reduction in diagnostic imaging proceeds is primarily attributable to a reduction in the profitability of the three Florida imaging centers operated by the Company as well as additional costs to be incurred by the Company including assigning the Administrative Service Agreements for the imaging centers in New York. The diagnostic imaging industry is experiencing gradual reimbursement rate declines and in Florida there is pending legislation aimed at decreasing personal injury revenue which affects the Company's Florida imaging centers. The reduction in PPM proceeds is primarily attributable to the continued decline in the PPM industry.

      The Company's loss prior to income taxes and extraordinary item during the 2000 Quarter and 2000 Period was $29.5 million and $40.6 million compared to income prior to income taxes during the 1999 Quarter and 1999 Period of $0.1 million and $9.7 million. The deterioration of income during the 2000 Quarter and 2000 Period is primarily due to several factors including: (i) The downsizing of the real estate services segment which was done in connection with the repositioning of the Company, and in part due to the resignation of Bruce A. Rendina as Chief Executive Officer of the Company's real estate services segment (the real estate services segment generated a pretax loss of $1.2 million and $1.9 million during the 2000 Quarter and the 2000 Period compared to pretax income of $3.4 million and $8.0 million during the 1999 Quarter and the 1999 Period), (ii) the deterioration of the operating results of certain of the businesses divested or to be divested (the assets held for sale segment generated a pretax loss of $4.0 million and $4.9 million during the 2000 Quarter and the 2000 Period compared to pretax income of $1.7 million and $7.9 million during the 1999 Quarter and the 1999 Period), and (iii) the Company is in the process of repositioning and building infrastructure to expand and integrate its two primary business lines: provider network management and pharmaceutical services (site management organizations) (combined these businesses generated a pretax loss, prior to nonrecurring charges, of $5.9 million and $9.9 million during the 2000 Quarter and the 2000 Period compared to pretax income of $0.5 million and $3.4 million during the 1999 Quarter and the 1999 Period).

      The Company's income tax expense decreased by $3.1 million from $3.2 million or 2.0% of pretax income during the 1999 Period to $0.1 million or 0.0% of pretax loss during the 2000 Period, which is primarily due to the Company having a net loss for the 2000 Period.

Real Estate Services

      Prior to the repositioning, the Company had historically derived significant revenues from real estate services. During August 1998, Bruce A. Rendina resigned as CEO and President of DASCO (the Company's real estate services subsidiary) and Vice Chairman of the Company. During September 1998, Mr. Rendina entered into a Business Agreement (the "Business Agreement") with the Company. The Business Agreement was entered into in settlement of certain claims by both the Company and Mr. Rendina relating to Mr. Rendina's future competition with the Company. The Business Agreement provides that the Company has the exclusive development rights to 27 separate projects located in 12 separate states. In addition, the Company and Mr. Rendina agreed to share fees with respect to five asset conversion projects and six medical facility development projects whereby Mr. Rendina is entitled to the first 25% of the projected development fees received on any shared fee project and the Company and Mr. Rendina evenly split the remaining portion of the fees for such projects. The Business Agreement also permits

Mr. Rendina and his affiliates to pursue independently the development of six separate projects in five states. Finally, the Company and Mr. Rendina have provided mutual releases of each other with respect to any event related to the business and employment relationships of the parties.

      During the year ended January 31, 1999, the Company recorded a goodwill impairment write-down of $9.1 million which eliminated the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment. Subsequent to July 31, 1999, the Company sold the remaining operations of the real estate services segment.

      During the 2000 Quarter and the 2000 Period, the Company's real estate services generated revenues of $0.3 million and $0.4 million and a pretax loss of $1.2 million and $1.9 million, respectively.

Liquidity and Capital Resources

      Cash used by operating activities was $15.4 million during the 2000 Period. Cash provided by operating activities was $1.1 million during the 1999 Period. At July 31, 1999, the Company's principal sources of liquidity consisted of working capital of $61.2 million which included $14.7 million in cash, $10.8 million in a tax refund receivable (which payment was received by the Company subsequent to July 31, 1999) and $45.1 million in assets held for sale (see below for further discussion of assets held for sale) offset by the current portion of debt and capital leases. The Company also had $49.8 million of current liabilities, including approximately $19.5 million of indebtedness which is comprised primarily of $17.6 million outstanding under the line of credit (see below for further discussion of the line of credit).

      Cash provided by investing activities was $15.6 million during the 2000 Period and primarily represented the net cash received from the sale of assets of $18.6 million, offset by the funds required by the Company for capital expenditures of $2.5 million and additional purchase price of $0.9 million. Cash used by investing activities was $8.6 million during the 1999 Period. This primarily represents the total funds required by the Company for acquisitions and capital expenditures of $11.6 million and advances under notes receivable of $1.8 million offset by the cash received from the sale of assets of $4.8 million.

      Cash provided by financing activities was $4.3 million during the 2000 Period and primarily represented proceeds from the issuance of debt of $21.7 million, offset by the repayment of debt of $16.6 million and the purchase of treasury stock of $0.8 million. Cash used by financing activities was $7.1 million during the 1999 Period and primarily represented the repayment of debt of $7.1 million.

      In conjunction with various acquisitions that have been completed, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $17.3 million over the next four years, of which $4.0 million is accrued as a current liability at July 31, 1999 and $5.0 million represents a minimum option price for an additional 29% ownership interest in a network which may be required to be purchased by the Company during November 1999. The payments, if required, are payable in cash and/or Common Stock of the Company. In addition, in conjunction with the acquisition of a clinical research center and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next five years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

      During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York, In connection with this transaction, the Company may expend, in certain circumstances, up to $40.0 million (of which none has been expended as of July 31, 1999) to be utilized for the expansion of the network. The Company is currently in the process of terminating this management agreement which, if terminated, is expected to result in the elimination of any additional expenditures to expand this network.

      During February 1998, the Company completed the formation of an MSO in New York, one-third of which it owns. The owners of the remaining two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven.

      In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of July 31, 1999, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above. This amount is included in other long-term liabilities on the balance sheet. The Company also guarantees a loan in the amount of $3.5 million which matures in March 2000.

      In conjunction with the repositioning (as described earlier in "Significant Events"), during the year ended January 31, 1999 the Board of Directors approved its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the second quarter ended July 31, 1999, the Company also decided to terminate an additional physician practice management agreement, divest its investments in a surgery center and a network of physicians, and sell its real estate service operations. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the six months ended July 31, 1999 were $61.7 million and $4.9 million, Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the net realizable value of the remaining assets identified to be divested or disposed was $45.1 million at July 31, 1999 (of which approximately $35.3 million was sold subsequent to July 31, 1999) which has been reflected as an asset held for sale on the balance sheet at July 31, 1999.

      In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim. The Company intends to prosecute and defend the case.

      The Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. As of July 31, 1999 the Company has repurchased 806,000 shares at a net purchase price of approximately $1.7 million.

      The development and implementation of the Company's management information system will require ongoing capital expenditures. The Company has estimated the total costs to be incurred for completion of its Year 2000 strategy is approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the need to remedy the Year 2000 issue. The Company expects that its working capital of $61.2 million at July 31, 1999, which includes cash of $14.7 million and the expected cash to be generated from the assets held for sale, will be adequate to satisfy the Company's cash requirements for the next 12 months. The Company's capital needs over the next several years may exceed capital generated from operations.

      During March 1999, the Company obtained a new $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit. The new line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments, and requires the Company to comply with customary covenants. At July 31, 1999, approximately $17.6 million was outstanding under the line.

Risks Associated With Year 2000

      The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). The Company has completed its full assessment of the Year 2000 issue.

      The Company has a committee, led by its Chief Information Officer, to build, develop and implement the information systems required for its pharmaceutical and provider network management services business lines and to assess and remediate the effect of the Year 2000 issue on the Company's operations. The Company is contacting its clients, principal suppliers and other vendors to assess whether their Year 2000 issues, if any, will affect the

Company. There is no guarantee that the systems of other companies on which the Company relies will be corrected in a timely manner or that the failure to correct such systems will not have a material adverse effect on the Company's systems. Many Year 2000 deficiencies have already been identified and addressed through planned systems and infrastructure evolution, replacement or elimination. The continuing program described below is designed to permit the Company to identify and address all remaining Year 2000 systems and deficiencies well in advance of the millenium change.

      The first and second phases of the program, which are, conducting an inventory of all systems and deficiencies that may be affected by the Year 2000 issue as well as the assessment and categorization of all the inventoried systems and deficiencies by level of priority, reflecting their potential impact on business continuation, are substantially complete. Based on this prioritization, the third phase of developing detailed plans to address each Year 2000 issue, and bring each system to full compliance as well as a general contingency plan in the event that any critical systems cannot be made fully compliant by January 1, 2000, is underway.

      The Company's information technology systems ("IT Systems") can be broadly categorized into the following areas: (i) clinical studies information systems,
(ii) managed care information systems, (iii) other administrative information systems including financial accounting, payroll, human resource and other desktop systems and applications and (iv) information systems of business held for sale.

      The Company recognizes that investment in information systems is integral to its operations. The majority of the Company's technology expenditures are related to the development and implementation of both clinical information and managed care information systems that are Year 2000 compliant. The clinical information systems, currently implemented in the Clinical Studies locations, are expected to be fully operational at all sites by November 30, 1999. The managed care information systems are expected to be fully operational by December 31, 1999. The Company believes that the Year 2000 issue-related remediation costs incurred through the 2000 Quarter have not been material to its results of operations. The Company has estimated the total costs to be incurred for completion of its Year 2000 strategy is approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the need to remedy the Year 2000 issue.

      The Company's financial accounting system is fully Year 2000 compliant at a total cost of approximately $30,000. The Company expects to complete within the next month the disposition of the majority of the remaining assets held for sale. The Company is in the process of completing the first and second phases of the program discussed above for these remaining assets held for sale in the event that there are assets which are not sold or divested prior to December 31, 1999. The Company expects to have these phases complete within the next 30 days and will develop detailed contingency plans to address each Year 2000 issue identified in the event the assets have not yet been sold at that time. The Company believes that it will be able to adequately identify and address any Year 2000 issues that may arise related to the assets currently included in assets held for sale which are not sold by December 31, 1999.

      Risks involved in the managed care applications include the risk that failures in the Company's managed care systems causing a backlog of claims or failures at one or more of the Company's payers will cause a delay in the payment of claims and capitation payments, either of which could negatively affect cash flows of the Company. The Company intends to develop contingency plans for failures at the Company's electronic trading partners. The Company intends to have contingency plans in place by October 1999. The nature of the Year 2000 issue, and the lack of historical experience in addressing it, however, could result in unforeseen risks.

      The Company bills and collects for medical services from numerous third party payors in operating its business. These third parties include fiscal intermediaries that process claims and make payments on behalf of the Medicare program as well as insurance companies, HMO's and other private payors. As part of the Company's Year 2000 strategy, a comprehensive survey has been sent to all significant payors to assess their timeline for Year 2000 compliance and the impact to the Company of any potential interruptions in services or payments. The Company is working to accumulate the results by September 30, 1999. The Company is in the process of contacting its principal clients, suppliers and other vendors concerning the state of their Year 2000 compliance. Until that effort is completed, the Company cannot be assured that such third party systems are or will be Year 2000 compliant and the Company is unable to estimate at this time the impact on the Company if one or more third party systems is not Year 2000 compliant.

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

Factors to be Considered

      The part of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements which involve risks and uncertainties, Readers should refer to a discussion under "Factors to be Considered" contained in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1999 concerning certain factors that could cause the Company's actual results to differ materially from the results anticipated in such forward-looking Statements. This discussion is hereby incorporated by reference into this Quarterly Report.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27   Financial Data Schedule

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 1999.


                                    INNOVATIVE CLINICAL SOLUTIONS, LTD.

                                    By: /s/ Michael Heffernan
                                        --------------------------------------
                                        Chairman, Chief Executive Officer,
                                        President and Chief Accounting Officer