Form 10-Q
period 1999-10-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 1999-12-15
CIK 1002022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ------------
                                    FORM 10-Q
                                   ------------

(Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from         to
                                                         -------     -------

                         Commission file number 0-27568

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
             (Exact name of registrant as specified in its charter)

       Delaware                                         65-0617076
(State of incorporation)                   (I.R.S. Employer Identification No.)

10 Dorrance Street, Suite 400, Providence, Rhode Island      02903
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

         On December 7, 1999, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 32,003,429.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----

PART I -                FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Balance Sheets  October 31, 1999 (unaudited) and January 31,           3
                           1999


                        Consolidated Statements of Operations (unaudited)  Three and Nine Months            4
                           Ended October 31, 1999 and 1998


                        Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended               5
                             October 31, 1999 and 1998


                        Notes to Consolidated Financial Statements (unaudited)  Three and Nine            6-13
                             Months Ended October 31, 1999 and 1998

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of       14-22
                           Operations



PART II -               OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K                                                   23

 FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               OCTOBER 31,   JANUARY 31,
                                                                  1999          1999
                                                               -----------   -----------
                                                               (UNAUDITED)
 ASSETS
 Current assets
     Cash and cash equivalents                                     $ 38,017     $ 10,137
     Receivables:
        Accounts receivable, net                                     27,994       15,276
        Income tax refund receivable                                      -       10,789
        Other receivables                                             7,082        6,760
        Notes receivable                                             12,819        5,060
     Prepaid expenses and other current assets                          878        1,260
     Assets held for sale                                            12,512      100,795
                                                                   --------     --------
           Total current assets                                      99,302      150,077

 Property, plant and equipment, net                                  11,352       11,024
 Notes receivable                                                     8,628        7,274
 Goodwill, net                                                       28,936       41,007
 Management service agreements, net                                   8,381       28,167
 Other assets (including advances to shareholder)                     2,328       15,302
                                                                   --------     --------
            Total assets                                          $ 158,927    $ 252,851
                                                                  ==========   =========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities

     Current portion of debt and capital leases                    $ 16,055     $ 12,192
     Accounts payable                                                13,954       13,602
     Accrued compensation                                             2,088        1,475
     Accrued  and other current liabilities                          15,520       11,623
                                                                   --------     --------
           Total current liabilities                                 47,617       38,892

 Long-term debt less current maturities                               4,375        5,465
 Convertible subordinated debentures                                100,000      100,000
 Other long-term liabilities                                          2,063        1,191
 Minority interest                                                      673        1,403
                                                                   --------     --------
           Total liabilities                                        154,728      146,951

 Commitments and contingencies

 Shareholders' equity:
     Common stock, par value $.01, 40,000 shares authorized,
      33,387 and 33,344 shares issued at October 31, 1999
      and January 31, 1999 respectively, 32,003 and 32,916
      shares outstanding at October 31, 1999 and January 31,
      1999, respectively                                                320          329
     Treasury stock                                                  (2,674)      (1,202)
     Additional paid in capital                                     224,782      224,715
     Accumulated deficit                                           (218,229)    (117,942)
                                                                   --------     --------
           Total shareholders' equity                                 4,199      105,900
                                                                   --------     --------
           Total liabilities and shareholders' equity             $ 158,927    $ 252,851
                                                                  ==========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         OCTOBER 31,          OCTOBER 31,
                                                     ------------------    -----------------
                                                      1999       1998       1999       1998
                                                    --------- ---------   --------- --------
 Net revenues from services                          $ 28,429   $ 42,563   $ 108,953 $ 141,140
 Net revenues from management service agreements       15,895     24,812      45,500    79,746
 Net revenues from real estate services                    47        571         434     8,616
                                                     --------   --------   --------- ---------
                 Total revenue                         44,371     67,946     154,887   229,502
                                                     --------   --------   --------- ---------

 Operating costs and administrative expenses:

         Salaries, wages and benefits                  13,195     23,029      48,847    69,873
         Professional fees                              4,689      3,943      14,111    11,549
         Supplies                                       9,930     15,016      34,706    44,047
         Utilities                                      1,240      1,412       3,586     4,125
         Depreciation and amortization                  2,287      3,827       9,099    10,971
         Rent                                           3,222      5,369      11,921    15,037
         Provision for bad debts                          463      2,393       2,127     4,282
         Provision for writedown of notes receivable        -      2,674           -     2,674
         Gain on sale of assets                             -          7           -    (5,415)
         Nonrecurring expenses                              -          -      15,825     5,305
         Other - primarily capitation expense          17,182     22,612      58,406    66,502
                                                     --------   --------   --------- ---------
          Total operating costs and administrative
                expenses                               52,208     80,282     198,628   228,950
                                                     --------   --------   --------- ---------
 Interest expense, net                                  2,207      1,608       6,925     5,254
 Income from investment in affiliates                     (58)      (154)        (58)     (588)
                                                     --------   --------   --------- ---------
                                                        2,149      1,454       6,867     4,666
                                                     --------   --------   --------- ---------
 Loss before provision for income taxes
      and extraordinary item                           (9,986)   (13,790)    (50,608)   (4,114)
 Income tax expense (benefit)                             (53)    (4,671)         47    (1,499)
                                                     --------   --------   --------- ---------

 Net loss before extraordinary item                    (9,933)    (9,119)    (50,655)   (2,615)
 Extraordinary item                                         -    (51,552)    (49,632)  (51,552)
                                                     --------   --------   --------- ---------
 Net loss                                            $ (9,933) $ (60,671) $ (100,287) $(54,167)
                                                     ========  =========  ==========  =========
 Net loss per share - basic
   Loss before extraordinary item                     $ (0.28)   $ (0.27)    $ (1.41)  $ (0.08)
   Extraordinary item                                 $     -    $ (1.54)    $ (1.38)  $ (1.55)
   Net loss                                           $ (0.28)   $ (1.81)    $ (2.79)  $ (1.63)
 Net loss per share - diluted
   Loss before extraordinary item                     $ (0.28)   $ (0.27)    $ (1.41)  $ (0.08)
   Extraordinary item                                 $     -    $ (1.54)    $ (1.38)  $ (1.55)
   Net loss                                           $ (0.28)   $ (1.81)    $ (2.79)  $ (1.63)

 Weighted average shares outstanding - basic           35,583     33,548      35,929    33,245
                                                       =======    =======     =======   ======
 Weighted average shares outstanding - diluted         35,583     33,548      35,929    33,245
                                                       =======    =======     =======   ======


The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    NINE MONTHS ENDED
                                                                      OCTOBER 31,
                                                                    -----------------
                                                                     1999       1998
                                                                    -------- ---------
 Cash flows from operating activities:
         Net  loss                                                $ (100,287)   $ (54,167)
         Noncash items included in net income:
                 Depreciation and amortization                         9,099       10,971
                 Extraordinary item                                   49,632       49,444
                 Gain on sale of assets                                    -       (5,415)
                 Nonrecurring charges                                 14,204        4,401
                 Amortization of debt issuance costs                   1,193          796
                 Writedown of notes receivable                             -        2,674
                 Other                                                   (59)         667
         Changes in receivables                                       (4,785)      (3,074)
         Changes in accounts payable and accrued liabilities             795       (5,403)
         Changes in other assets                                      12,492       (1,724)
                                                                     -------       -------
             Net cash used by operating activities                   (17,716)         (830)
                                                                     -------       -------
 Cash flows from investing activities:

         Capital expenditures                                         (4,593)      (4,556)
         Sale of assets                                               51,171        5,125
         Notes receivable, net                                         1,344       (2,028)
         Other                                                             -         (109)
         Acquisitions, net of cash acquired                           (1,404)     (10,958)
                                                                     -------       -------
             Net cash provided (used) by investing activities         46,518      (12,526)
                                                                     -------       -------
 Cash flows from financing activities:

         Advances to shareholder                                           -       (3,116)
         Proceeds from issuance of common stock                            -          130
         Proceeds from issuance of debt                               21,709            -
         Offering costs and other                                         28         (215)
         Repayment of debt                                           (21,188)      (8,245)
         Purchase of treasury stock                                   (1,471)        (497)
                                                                     -------       -------
             Net cash used by financing activities                    (922)       (11,943)
                                                                     -------       -------
 Increase (decrease) in cash and cash equivalents                 $   27,880    $ (25,299)
                                                                  ==========    ==========
 Cash and cash equivalents, beginning of period                   $   10,137    $  49,536
                                                                  ==========    ==========
 Cash and cash equivalents, end of period                         $   38,017    $  24,237
                                                                  ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Innovative Clinical Solutions, Ltd. ("the Company" or "ICSL") (formerly PhyMatrix Corp.). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. Operating results for the three and nine months ended October 31, 1999 are not necessarily indicative of results that may be expected for the year.

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

     During August 1998, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. Subsequent to August 1998, the Company also decided to divest its home health business and exit its infusion therapy business. During second quarter ended July 31, 1999, the Company also decided to terminate an additional physician practice management agreement, divest its investments in a surgery center and a network of physicians, and sell its real estate service operations. Net loss for the nine months ended October 31, 1998 and net loss for the nine months ended October 31, 1999 includes an extraordinary item of $51.6 million (net of tax benefit of $8.4 million) and $49.6 million (net of tax of $0), respectively, which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with Clinical Studies, Ltd. ("CSL") was effective October 15,
1997). Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $12.5 million (subsequent to October 31, 1999 approximately $7.7 million was realized, prior to the payment of retained liabilities of approximately $3.0 million) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at October 31, 1999.

     As part of the Company's repositioning, management continues to explore options to align the Company's capital structure with its current operations and growth strategy. On December 1, 1999, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation as its financial advisors to assist the Company in evaluating a possible capital restructuring as well as industry consolidation opportunities.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)


3.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended October 31, 1998 the Company acquired the assets and/or stock, entered into management and employment agreements, and/or assumed certain liabilities of various ancillary service companies, networks and organizations and sold certain assets. During the nine months ended October 31, 1999 and 1998, the Company also made contingent payments and issued shares of stock which had been committed to be issued in conjunction with acquisitions. During the nine months ended October 31, 1999, the Company terminated several physician management and employment agreements, and sold certain ancillary service companies. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:


                                                               October 31,
                                                     ---------------------------------
                                                          1999              1998
                                                     ---------------    --------------
      Current Assets                                     $ (80,392)         $ 73,465
      Property, plant and equipment                             75           (33,418)
      Intangibles                                          (26,873)          (86,138)
      Other noncurrent assets                                 (485)            7,958
      Current liabilities                                   (5,722)           (7,063)
      Noncurrent liabilities                                 1,512              (196)
      Debt                                                  (1,649)          (10,784)
      Equity                                                49,562           (27,216)

     During the nine months ended October 31, 1998, the Company sold real estate and a radiation therapy center. These sales resulted in gains of $4.5 million and $0.9 million, respectively.

4.   ASSETS HELD FOR SALE

     During the year ended January 31, 1999, the Board approved, consistent with its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the nine months ended, October 31, 1999, the Company also decided to terminate an additional physician practice management agreement, divest its investments in a surgery center and a network of physicians, and sell its real estate service operations. During the nine months ended October 31, 1999, the Company exited its infusion therapy business, divested seven physician practices, terminated its relationship with several employed physicians and sold eight radiation therapy centers, its diagnostic imaging division, its remaining lithotripsy business, its real estate service operations, and its investment in a diagnostic imaging center. Subsequent to October 31, 1999, the Company divested two physician practices. Based on fair market value estimates, which estimates were primarily derived from purchase agreements, letters of intent, letters of interest or discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $12.5 million (subsequent to October 31, 1999 approximately $7.7 million was realized, prior to the payment of retained liabilities of $3.0 million) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at October 31, 1999.

5.   NONRECURRING CHARGE

     The $15.8 million charge during the nine months ended October 31, 1999 (which was recorded during the second quarter) is comprised of a $14.1 million impairment charge for a management service organization and a physician practice management agreement and $1.7 million primarily representing additional severance costs in conjunction with the sale of assets and the repositioning of the Company. During the nine months ended October 31, 1998, the Company terminated several of its physician management and

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)


employment agreements, which resulted in a charge of approximately $5.3 million during the second quarter. The charge is composed primarily of the write-off of the remaining intangible assets as well as severance and legal costs.

6.   REVOLVING LINE OF CREDIT

     During March 1999, the Company entered into a $30.0 million revolving line of credit, which has a three-year term and availability, based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees are 0.0875%. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit, and approximately $2.0 million were used as cash collateral for a $2.0 million letter of credit. The line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. Proceeds from asset sales must be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. As of October 31, 1999, there was $14.3 million outstanding under the line of credit, which is included in the current portion of debt and capital leases.

7.   TREASURY STOCK

     The Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. Through October 31, 1999, the Company has repurchased a total of approximately 1.3 million shares at a net purchase price of approximately $2.2 million.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)


8.   NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:


                                                                          (Loss)                                      Per Share
(in thousands except per share data)                                      Income                  Shares                 Amount
                                                                          ------                  ------                 ------
THREE MONTHS ENDED OCTOBER 31, 1999

Basic loss per share

      Loss available to common stockholders                                $(9,933)              35,583                  $(0.28)
      Extraordinary item                                                         -                    -                       -
                                                                           -------               ------                  ------

      Net loss available to common stockholders                             (9,933)              35,583                   (0.28)

Effect of dilutive securities                                                    -                    -                       -
                                                                           -------               ------                  ------

Diluted loss per share                                                     $(9,933)              35,583                  $(0.28)
                                                                           =======               ======                  ======

THREE MONTHS ENDED OCTOBER 31, 1998

      Loss available to common stockholders                                $(9,119)              33,548                  $(0.27)
      Extraordinary item                                                   (51,552)                   -                   (1.54)
                                                                           -------               ------                  ------
      Net loss available to common stockholders                            (60,671)              33,548                   (1.81)

Effect of dilutive securities                                                    -                    -                       -
                                                                           -------               ------                  ------
Diluted loss per share                                                    $(60,671)              33,548                  $(1.81)
                                                                          ========               ======                  ======

NINE MONTHS ENDED OCTOBER 31, 1999

      Loss available to common stockholders                               $(50,655)              35,929                  $(1.41)
      Extraordinary item                                                   (49,632)                   -                   (1.38)
                                                                           -------               ------                  ------
      Net loss available to common stockholders                           (100,287)              35,929                   (2.79)

Effect of dilutive securities                                                    -                    -                       -
                                                                           -------               ------                  ------

Diluted loss per share                                                   $(100,287)              35,929                  $(2.79)
                                                                          ========               ======                   =====

NINE MONTHS ENDED OCTOBER 31, 1998

      Loss available to common stockholders                                $(2,615)              33,245                  $(0.08)
      Extraordinary item                                                   (51,552)                   -                   (1.55)
                                                                           -------               ------                  ------
      Net loss available to common stockholders                            (54,167)              33,245                   (1.63)

Effect of dilutive securities                                                    -                    -                       -
                                                                           -------               ------                  ------

Diluted loss per share                                                    $(54,167)              33,245                  $(1.63)
                                                                          ========               ======                  ======

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)


     For the three and nine months ended October 31, 1999 and 1998, no additional securities or related adjustments to income were made for the common stock equivalents related to the Debentures since the effect would be antidilutive.

9.   RATIO OF EARNINGS TO FIXED CHARGES

     For the three and nine months ended October 31, 1999, the ratio of earnings to fixed charges was less than 1.0. For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the three and nine months ended October 31, 1999, for purposes of computing the ratio of earnings to fixed charges, the Company's earnings were inadequate to cover fixed charges by $10.0 million and $50.6 million, respectively.

10.  ACCOUNTING CHANGES AND PRONOUNCEMENTS

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF-92 was effective for the Company's financial statements for the year ended January 31, 1999. Adoption of this statement reduced previously reported revenues for the three and nine months ended October 31, 1998 by $15.2 million and $49.9 million, respectively. During August 1998, the Company announced its plan to divest and exit the PPM business. The majority of these assets, which have not yet been divested, are recorded as assets held for sale at October 31, 1999.

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

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, Statement 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement No. 137, which amended FASB Statement No. 133, and deferred its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's results of operations, financial position or cash flows or to produce any major changes in current disclosures.

11.      RELATED PARTY TRANSACTIONS

     The Company provided construction management, development marketing and consulting services to entities principally owned by Abraham D. Gosman (former Chairman of the Board and former Chief Executive Officer) in connection with the development and operation by such entities of several healthcare related facilities (including a medical office building and a retirement community). During the years ended January 31, 1999 and 1998, the Company recorded revenues in the amount of $1.4 million and $10.5 million, respectively, related to such services. The Company provides these services to such affiliated parties on terms no more or less favorable to the Company than those provided to unaffiliated parties. As of October 31, 1999, the Company advanced $10.9 million, which is due in July 2000, to a company principally owned by Mr. Gosman relating to the development of a healthcare facility. This $10.9 million is included in short term notes receivable on the balance sheet at October 31, 1999. The advance accrues at the prime rate and is guaranteed by Mr. Gosman. To secure his obligation under the guarantee, Mr. Gosman has pledged the stock of another company principally owned by him and (subject to prior pledges) 8.2 million shares of Company Common Stock ("ICSL Pledged Shares"). Until the note has been repaid in full, the Company has the right to vote the ISCL Pledged Shares, subject to the rights of any prior pledges. During November 1999, the Company agreed to waive claims for interest on the note through the maturity date in consideration of waivers of claims for unpaid rent with respect to certain leases and the termination or amendment of these leases.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)


12.  LEGAL PROCEEDINGS

     On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company appealed the ruling to a Florida District Court of Appeals and the Board stayed the enforceability of its ruling pending the appeal. Oral arguments were held on May 26, 1999, and the judge upheld the Board of Medicine's ruling. The Company may be forced to renegotiate those provisions of the contracts, that are affected by the ruling. While these contracts call for renegotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The contracts affected by this ruling are with the physician practices the Company has sold or has identified to be divested or disposed and for which the assets are included in assets held for sale at October 31, 1999.

     In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim. The Company intends to prosecute and defend the case.

     In connection with a joint venture partnership (the "Joint Venture") between the Company and Tenet Healthsystem Hospitals, Inc. ("Tenet"), to own and operate an ambulatory surgical center and diagnostic radiology facility in Florida, Tenet has filed suit against the Company on September 23, 1999 in the Palm Beach, Florida circuit court, for (1) recission and (2) damages of approximately $3.0 million for breach of contract, breach of fiduciary duty, and breach of good faith and fair dealing. In a related matter, PBG Medical Mall MOB 1 Properties (the "Mall"), which is principally owned by Abraham Gosman, filed suit against Tenet (as tenant) and the Joint Venture (as subtenant) on September 8, 1999 in the Palm Beach County, Florida county court, for eviction. The Mall also filed suit against Tenet and the Company on September 24, 1999, in the Palm Beach County, Florida circuit court, for damages. The Tenet suit has been stayed while the parties attempt to negotiate an unwind of the Joint Venture. In addition, the parties have reached a tentative settlement on the Mall suit, pending final resolution of the Tenet suit. If the parties are unable to reach agreement, the Company intends to file counterclaims against both Tenet and the Mall, and defend both cases.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)


13.  SEGMENT INFORMATION

     For the fiscal year ending January 31, 1999, the Company adopted SFAS
131. The prior year's segment information has been restated to present the Company's reportable segments. The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management, site management organization and assets held for sale. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K. There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. The tables below present revenue, pretax income (loss) and net assets of each reportable segment for the indicated periods:


                                          Provider           Site               Assets
                                           Network        Management           Held for    Reconciling     Consolidated
                                       Management (2)    Organization            Sale       Items (1)         Totals
                                       --------------    ------------            ----       ---------         ------
Quarter ended October 31, 1999

Net Revenues                            $ 12,876          $  9,200            $ 22,134      $     161        $ 44,371
Loss before income taxes
and extraordinary item                       (91)           (2,589)             (2,199)        (5,107)         (9,986)

Quarter ended October 31, 1998

Net Revenues                            $ 16,252          $  7,492            $ 43,392      $     810        $ 67,946
Loss before income taxes
and extraordinary item                    (2,237)           (3,694)             (3,803)        (4,056)        (13,790)

Nine months ended October 31, 1999

Net Revenues                            $ 43,603          $ 26,827            $ 84,236      $     221        $154,887
Loss before income taxes
and extraordinary item                   (15,724)           (8,034)             (9,006)       (17,844)        (50,608)
Net Assets                                16,648            22,547              12,512        (47,508)          4,199

Nine months ended October 31, 1998

Net Revenues                            $ 53,785          $ 26,649            $147,958      $   1,109        $229,502
Income (loss) before income taxes
and extraordinary item                       573            (3,109)             12,053        (13,631)         (4,114)
Net Assets                                85,768            22,436             123,220        (48,611)        182,813



(1) Reconciling items consist of corporate expenses and corporate net assets (primarily the convertible subordinated debentures, net of cash) which are not allocated.

(2) Provider Network Management loss for the nine months ending October 31, 1999 includes an $11.2 million nonrecurring charge.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)


14.  SUBSEQUENT EVENTS

     Subsequent to October 31, 1999, the Company divested of two physician practices. Proceeds from these asset sales were approximately $7.7 million, prior to the payment of retained liabilities of approximately $3.0 million.

     As part of the Company's repositioning, management continues to explore options to align the Company's capital structure with its current operations and growth strategy. On December 1, 1999, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation as its financial advisors to assist the Company in evaluating a possible capital restructuring as well as industry consolidation opportunities.

     During December 1999, the Company received notification from Nasdaq that the Company's Common Stock has been delisted from the Nasdaq National Market and is now eligible to trade on the OTC Bulletin Board.

15.  RECLASSIFICATIONS

     Certain prior period balances have been reclassified to conform with the current period presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     ICSL is repositioning itself as a company that provides diverse services supporting the needs of the pharmaceutical and managed care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, as well as multi and single-specialty provider network management. Historically, the Company has been an integrated medical management company that provides medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company is in the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. In conjunction with the change in the business model, the Company also significantly downsized and then, during the three months ended October 31, 1999, sold the operation of its real estate services. The Company currently estimates that by the end of its current fiscal year it will have exited the majority of its physician practice management ("PPM") and ancillary medical service businesses.

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

     During the year ended January 31, 1999, the Board approved, consistent with achieving its stated restructuring goal, its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the nine months ended October 31, 1999, the Company also decided to terminate an additional physician practice management agreement and divest its investments in a surgery center and a network of physicians, and sell its real estate service operations. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the nine months ended October 31, 1999 were $84.2 million and $9.0 million, respectively. Net loss for the nine months ended October 31, 1999 included an extraordinary item of $49.6 million (net of tax of $0), which is primarily a non-cash charge related to these divestitures. Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $12.5 million (subsequent to October 31, 1999 approximately $7.7 million was realized, prior to the payment of retained liabilities of approximately $3.0 million) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at October 31, 1999.

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

     Net revenues from services is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Included in net revenues from services are revenues from the diagnostic imaging centers in New York, which the Company operated pursuant to Administrative Service Agreements. These revenues are reported net of payments to physicians.

     Net revenues from management services agreements include the revenues generated by the physician practices net of payments to physicians. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company adopted EITF 97-2 in the fourth quarter of its fiscal year ended January 31, 1999. Adoption of this statement reduced previously reported revenues and expenses for the three and nine months ended October 31, 1998 by $15.2 million and $49.9 million respectively. During August 1998, the Company announced its plan to divest and exit the PPM business. The Company is currently working to complete these divestitures and the majority of these assets are recorded as assets held for sale at October 31, 1999.

RESULTS OF OPERATIONS

     The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                         Three Months Ended             Nine Months Ended
                                                             October 31,                   October 31,
                                                        ----------------------        ----------------------
                                                           1999       1998               1999       1998
                                                           ----       ----               ----       ----

Net Revenues                                                100.0%     100.0%             100.0%     100.0%

Salaries, wages and benefits                                 29.7%      33.9%              31.5%      30.4%
Supplies                                                     22.4%      22.1%              22.4%      19.2%
Depreciation and amortization                                 5.2%       5.6%               5.9%       4.8%
Rent expense                                                  7.3%       7.9%               7.7%       6.6%
Provision for bad debts                                       1.0%       3.5%               1.4%       1.9%
Gain on sale of assets                                        0.0%       0.0%               0.0%       2.4%
Non-recurring expenses                                        0.0%       0.0%              10.2%       2.3%
Provision for writedown of notes receivable                   0.0%       3.9%               0.0%       1.2%
Other (primarily capitation expense)                         52.1%      41.2%              49.1%      35.8%
                                                        ----------- ----------        ----------- ----------
   Total operating costs and administrative expenses        117.7%     118.2%             128.2%      99.8%

Interest Expense, net                                         5.0%       2.4%               4.5%       2.3%
(Income) from investment in affiliate                       (0.1%)      (0.2%)              0.0%      (0.3%)
                                                        ----------- ----------        ----------- ----------

Loss before taxes and extraordinary item                   (22.5%)    (20.3%)             (32.7%)     (1.8%)

Income tax expense (benefit)                                (0.1%)     (6.9%)               0.0%      (0.7%)
                                                        ----------- ----------        ----------- ----------

Loss before extraordinary item                              (22.4%)    (13.4%)            (32.7%)     (1.1%)
Extraordinary item, net of tax                                0.0%      75.9%              32.0%      22.5%
                                                        ----------- ----------        ----------- ----------

Net loss                                                    (22.4%)     (89.3%)           (64.7%)    (23.6%)
                                                             =====       ====              =====      ====

THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998

     The following discussion reviews the results of operations for the three and nine months ended October 31, 1999 (the "2000 Quarter" and "2000 Period"), respectively, compared to the three and nine months ended October 31, 1998 (the "1999 Quarter" and "1999 Period"), respectively.

REVENUES

     During the 2000 Quarter and the 2000 Period the Company derived revenues primarily from the following segments: provider network management, site management organizations and assets held for sale. Revenues from provider network management are derived from management services to management service organizations and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from assets held for sale are derived primarily from providing the following services: physician practice management, diagnostic imaging, radiation therapy, home healthcare, infusion therapy, real estate services and lithotripsy.

     Net revenues were $44.4 million and $154.9 million during the 2000 Quarter and 2000 Period, respectively. Of this amount, $12.9 million and $43.6 million or 29.0% and 28.2% of such revenues was attributable to provider network management; $9.2 million and $26.8 million or 20.7% and 17.3% was related to site management organizations; and $22.1 million and $84.2 million or 49.9% and 54.4% was attributable to assets held for sale.

     Net revenues were $67.9 million and $229.5 million during the 1999 Quarter and 1999 Period, respectively. Of this amount, $16.3 million and $53.8 million or 23.9% and 23.4% of such revenues was attributable to provider network management; $7.5 million and $26.6 million or 11.0% and 11.6% was related to site management organizations; and $43.4 million and $148.0 million or 63.8% and 64.5% was attributable to assets held for sale.

     The Company's net revenues from provider network management services decreased by $3.4 million from $16.3 million for the 1999 Quarter to $12.9 million for the 2000 Quarter and by $10.2 million from $53.8 million for the 1999 Period to $43.6 million for the 2000 Period. The decrease is primarily attributable to a reduction in capitation revenue from one contract managed by the Company. The Company's net revenues from site management organizations increased by $1.7 million from $7.5 million for the 1999 Quarter to $9.2 million for the 2000 Quarter and by $0.2 million from $26.6 million for the 1999 Period to $26.8 million for the 2000 Period. The Company's net revenues from assets held for sale decreased by $21.3 million from $43.4 million for the 1999 Quarter to $22.1 million for the 2000 Quarter and by $63.8 million from $148.0 million for the 1999 Period to $84.2 million for the 2000 Period primarily attributable to the asset divestitures including the sale of the real estate service operations. The Company is currently negotiating the termination of a management services agreement to manage a network of over 100 physicians. The ultimate resolution of the negotiations and collection of any receivables due from the beginning of the year is uncertain; therefore, the Company has not recorded revenue from the agreement for the 2000 Quarter and the 2000 Period. For the 1999 Quarter and the 1999 Period, the Company recorded $4.6 million and $14.7 million of net revenues (which are included in revenues from the assets held for sale segment) from this agreement.

EXPENSES

     The Company's salaries, wages and benefits decreased by $9.8 million from $23.0 million or 33.9% of net revenues during the 1999 Quarter to $13.2 million or 29.7% of net revenues during the 2000 Quarter and by $21.1 million from $69.9 million or 30.4% of net revenues during the 1999 Period to $48.8 million or 31.5% of net revenues during the 2000 Period. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures.

     The Company's supplies expense was $15.0 million or 22.1% of net revenues during the 1999 Quarter and $9.9 million or 22.4% of net revenues during the 2000 Quarter and was $44.0 million or 19.2% of net revenues during the 1999 Period and $34.7 million or 22.4% of net revenues during the 2000 Period. The increase in supplies expense as a percentage of net revenues was primarily due to the relative increase, due to other asset divestitures, in the size of the Company's infusion and cancer service businesses, which are more supply intensive and for which the cost of pharmaceutical supplies is higher.

     The Company's rent expense decreased by $2.2 million from $5.4 million or 7.9% of net revenues during the 1999 Quarter to $3.2 million or 7.3% of net revenues during the 2000 Quarter and by $3.1 million from $15.0 million or 6.6% of net revenues during the 1999 Period to $11.9 million or 7.7% of net revenues during the 2000 Period. The decrease in dollars is primarily a result of the asset divestitures.

     The Company's gain on sale of assets of $5.4 million during the second quarter of the 1999 Period, represented gains from the sale of real estate of approximately $4.5 million during July 1998 and from the sale of a radiation therapy center of approximately $0.9 million during February 1998.

     The Company's nonrecurring charge of $5.3 million during the second quarter of the 1999 Period represents the charge resulting from the termination of several physician management and employment agreements. The Company's nonrecurring charge of $15.8 million during the second quarter of the 2000 Period represents a $14.1 million impairment charge for a physician practice management agreement and management service organization and the balance primarily represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

       The Company's provision for the loss on notes receivable of $2.7 million during the 1999 Quarter and the 1999 Period represents the writedown of several notes receivable that were collateralized by shares of Common Stock of the company to their net realizable value.

     The Company's other expenses decreased by $4.9 million from $28.0 million or 41.2% of net revenues during the 1999 Quarter to $23.1 million or 52.1% of net revenues during the 2000 Quarter and by $6.1 million from $82.2 million or 35.8% of net revenues during the 1999 Period to $76.1 million or 49.1% of net revenues during the 2000 Period. The increase in other expenses as a percentage of net revenues is primarily due to an increase in capitation revenues related to the Company's provider network management services as a percentage of total revenues.

     The Company's interest expense increased by $0.6 million from $1.6 million or 2.4% of net revenues during the 1999 Quarter to $2.2 million or 5.0% of net revenues during the 2000 Quarter and by $1.6 million from $5.3 million or 2.3% of net revenues during the 1999 Period to $6.9 million or 4.5% of net revenues during the 2000 Period. The acceleration of the amortization of debt issuance costs related to the line of credit which was repaid during the 2000 Period resulted in increased interest expense of $0.3 million during the 2000 Period.

     The Company's extraordinary item of $49.6 million (net of tax of $0) during the 2000 Period and $51.6 (net of tax benefit of $8.4 million) during the 1999 Period represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale at October 31, 1999,and 1998, respectively. The carrying value of the assets of these businesses was written down to their estimated net realizable value (less costs to sell).

     The Company's loss prior to income taxes and extraordinary item during the 2000 Quarter and 2000 Period was $10.0 million and $50.6 million compared to loss prior to income taxes and extraordinary item during the 1999 Quarter and 1999 Period $13.8 million and $4.1 million. The deterioration of income during the 2000 Quarter and 2000 Period is primarily due to several factors including: (i) the sale of the real estate service operations during the three months ended October 31, 1999, which was done in connection with the repositioning of the Company, and in part due to the resignation of Bruce A. Rendina as Chief Executive Officer of the Company's real estate services (the real estate service operations, which are included in the assets held for sale segment generated a pretax loss of $0.1 million and $1.9 million during the 2000 Quarter and the 2000 Period compared to pretax income of $0.6 million and $6.7 million during the 1999 Quarter and the 1999 Period), (ii) the deterioration of the operating results of certain of the businesses divested or to be divested (the assets held for sale segment, including the real estate service operation discussed above, generated a total pretax loss of $2.2 million and $9.0 million during the 2000 Quarter and the 2000 Period compared to pretax loss of $3.8 million and pretax income of $12.1 million during the 1999 Quarter and the 1999 Period), and (iii) the Company is in the process of repositioning and building infrastructure to expand and integrate its two primary business lines: provider network management and pharmaceutical services (site management organizations) (combined these businesses generated a pretax loss, prior to nonrecurring charges, of $2.7 million and $12.5 million during the 2000 Quarter and the 2000 Period compared to pretax loss of $5.9 million and $2.5 million during the 1999 Quarter and the 1999 Period).

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

     During the year ended January 31, 1999, the Company recorded a goodwill impairment writedown of $9.1 million which eliminated the remaining goodwill of the real estate services subsidiary. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate services. During the three months ended October 31, 1999, the Company sold the remaining real estate service operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was $17.7 million during the 2000 Period. Cash used by operating activities was $0.8 million during the 1999 Period. At October 31, 1999, the Company's principal sources of liquidity consisted of working capital of $51.7 million which included $38.0 million in cash, and $12.5 million in assets held for sale (see below for further discussion of assets held for sale) offset by the current portion of debt and capital leases. The Company also had $47.6 million of current liabilities, including approximately $16.1 million of indebtedness which is comprised primarily of $14.3 million outstanding under the line of credit (see below for further discussion of the line of credit).

     Cash provided by investing activities was $46.5 million during the 2000 Period and primarily represented the net cash received from the sale of assets of $51.2 million, offset by the funds required by the Company for capital expenditures of $4.6 million and additional purchase price of $1.4 million. Cash used by investing activities was $12.5 million during the 1999 Period. This primarily represents the total funds required by the Company for acquisitions and capital expenditures of $15.5 million and advances under notes receivable of $2.0 million offset by the cash received from the sale of assets of $5.1 million.

     Cash used by financing activities was $0.9 million during the 2000 Period and primarily represented proceeds from the issuance of debt of $21.7 million, offset by the repayment of debt of $21.2 million and the purchase of treasury stock of $1.5 million. Cash used by financing activities was $11.9 million during the 1999 Period and primarily represented the repayment of debt of $8.2 million and advances to shareholder of $3.1 million.

     In conjunction with various acquisitions that have been completed, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $13.4 million over the next four years, of which $5.0 million represents a minimum option price for an additional 29% ownership interest in a network which may be required to be purchased by the Company any time between November 1999 and November 2001. The payments, if required, are payable in cash and/or Common Stock of the Company. In addition, in conjunction with the acquisition of a clinical research center, an ownership interest in a network and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next five years.

     During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company may expend, in certain circumstances, up to $40.0 million (of which none has been expended as of October 31, 1999) to be utilized for the expansion of the network. The Company is currently in the process of terminating this management agreement which, if terminated, is expected to result in the elimination of any additional expenditures to expand this network.

     During February 1998, the Company completed the formation of an MSO in New York, one-third of which it owns. The owners of the remaining two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven.

     In conjunction with certain of its acquisitions the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued are generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of October 31, 1999, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above. This amount is included in other long-term liabilities on the balance sheet. The Company also guarantees a loan in the amount of $3.5 million which matures in March 2000.

     In conjunction with the repositioning (as described earlier in "Significant Events"), during the year ended January 31, 1999, the Board of Directors approved its plan to divest and exit the Company's PPM business and certain of its ancillary services businesses including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the nine months ended October 31, 1999, the Company also decided to terminate an additional physician practice management agreement, divest its investments in a surgery center and a network of physicians and sell its real estate service operations. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the nine months ended October 31, 1999 were $84.2 million and $9.0 million. Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the net realizable value of the remaining assets identified to be divested or disposed was $12.5 million at October 31, 1999 (subsequent to October 31, 1999 approximately $7.7 million was realized, prior to the payment of retained liabilities of $3.0 million) which has been reflected as an asset held for sale on the balance sheet at October 31, 1999.

     In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim. The Company intends to prosecute and defend the case.

     The Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. As of October 31, 1999 the Company has repurchased approximately 1.3 million shares at a net purchase price of approximately $2.2 million.

     The Company's Common Stock was delisted from the Nasdaq National Market as of the close of business on December 8, 1999. The Company's Common Stock is now trading on the OTC Bulletin Board. As a result, current information regarding bid and asked prices for the common stock may be less readily available to brokers, dealers and/or their customers. As a result of reduced availability of current information, there may be a reduction in the liquidity of the market for the Common Stock which, in turn, could result in decreased demand for the Common Stock, a decrease in the stock price and an increase in the spread between the bid and asked prices for the Common Stock.

     The development and implementation of the Company's management information system will require ongoing capital expenditures. The Company has estimated the total costs to be incurred for completion of its Year 2000 strategy is approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the need to remedy the Year 2000 issue. The Company expects that its working capital of $51.7 million at October 31, 1999, which includes cash of $38.0 million and the expected cash to be generated from the assets held for sale, will be adequate to satisfy the Company's cash requirements for the next 12 months. The Company's capital needs over the next several years may exceed capital generated from operations.

     During March 1999, the Company obtained a new $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit. The new line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments, and requires the Company to comply with customary covenants. Proceeds from asset sales must be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. At October 31, 1999, approximately $14.3 million was outstanding under the line.

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

     The Company has a committee, led by its Chief Information Officer, charged with building, developing and implementing the information systems required for its pharmaceutical and provider network management services business lines and to assess and remediate the effect of the Year 2000 issue on the Company's operations. The Company has contacted its clients, principal suppliers and other vendors to assess whether their Year 2000 issues, if any, will affect the Company. There is no guarantee that the systems of other companies on which the Company relies will be corrected in a timely manner or that the failure to correct such systems will not have a material adverse effect on the Company's systems. Many year 2000 deficiencies have already been identified and addressed through planned systems and infrastructure evolution, replacement or elimination. The continuing program described below is designed to permit the Company to identify and address all remaining Year 2000 systems and deficiencies well in advance of the millenium change.

     The programs consist of three phases, which are, (i) conducting an inventory of all systems and deficiencies that may be affected by the Year 2000 issue as well as the assessment and categorization of all the inventoried systems and deficiencies by level of priority, (ii) reflecting their potential impact on business continuation, and (iii) bringing each system to full compliance as well as general contingency planning in the event that any critical systems cannot be made fully compliant by January 1, 2000. All phases of the program are substantially complete.

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

     The Company recognizes that investment in information systems is integral to its operations. The majority of the Company's technology expenditures are related to the development and implementation of both clinical information and managed care information systems that are Year 2000 compliant. The clinical information systems, currently implemented in the Clinical Studies locations, and the managed care information systems are fully operational. The Company believes that the Year 2000 issue-related remediation costs incurred through the 2000 Quarter have not been material to its results of operations. The Company has estimated the total costs to be incurred for completion of its Year 2000 strategy is approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the need to remedy the Year 2000 issue.

     The Company's financial accounting system is fully Year 2000 compliant at a total cost of approximately $30,000. The Company expects to complete within the next month the disposition of the majority of the remaining assets held for sale. The Company has completed all three phases of the program discussed above for the remaining assets held for sale in the event that there are assets which are not sold or divested prior to December 31, 1999. The Company believes that it has adequately identified and addressed any Year 2000 issues that may arise related to the assets currently included in assets held for sale which are not sold by December 31, 1999.

     Risks involved in the managed care applications include the risk that failures in the Company's managed care systems causing a backlog of claims or failures at one or more of the Company's payors will cause a delay in the payment of claims and capitation payments, either of which could negatively affect cash flows of the Company. The Company has developed contingency plans for failures at the Company's electronic trading partners.

The nature of the Year 2000 issue, and the lack of historical experience in addressing it, however, could result in unforeseen risks.

     The Company bills and collects for medical services from numerous third party payors in operating its business. These third parties include fiscal intermediaries that process claims and make payments on behalf of the Medicare program as well as insurance companies, HMO's and other private payors. As part of the Company's Year 2000 strategy, a comprehensive survey has been completed of all significant payors, principal clients, suppliers, and other vendors to assess their timeline for Year 2000 compliance and the impact to the Company of any potential interruptions in services or payments and the Company has been assured that such third party systems are or will be Year 2000 compliant.

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

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10.10 Asset Purchase Agreement made as of July 14, 1999, by and among PresGar Imaging L.C., Innovative Clinical Solutions,
                  Ltd., Phymatrix Management Company, Inc., Phymatrix
                  Diagnostic Imaging, Inc., Biltmore Imaging Center, Inc.,
                  BabRad, Inc., Phymatrix Diagnostic Imaging Northeast,
                  Inc., and Deerco, Inc., for the sale of the Imaging Division

Exhibit 10.11 (a) Confirmatory Revolving Note dated as of February 1, 1998 in principal amount of $10.9 million payable by Chancellor
                  Development Corp. to Innovative Clinical Solutions, Ltd.

Exhibit 10.11 (b) Confirmatory Guarantee of Abraham D. Gosman dated as of
                  February 1, 1998 in favor of Innovative Clinical Solutions,
                  Ltd.

Exhibit 10.11 (c) Confirmatory Stock Pledge Agreement made as of November 30,
                  1999 by and among Abraham D. Gosman, Chancellor Partners
                  Limited Partnership I, Chancellor Development Corp. and
                  Innovative Clinical Solutions, Ltd.

Exhibit 10.11 (d) Letter Agreement dated November 30, 1999 by and between PBG
                  Medical Mall MOB 1 Properties, Ltd. and Innovative Clinical
                  Solutions, Ltd. regarding Interest and Lease Payments

Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 13, 1999 with the Securities and Exchange Commission reporting under Item 2 the sale of the Diagnostic Imaging Division.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of December, 1999.



                                  INNOVATIVE CLINICAL SOLUTIONS, LTD.


                                  By: /s/ Gary S. Gillheeney
                                      -----------------------------------------
                                      Chief Financial Officer and Treasurer