Form 10-K
period 2000-01-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2000-06-01
CIK 1002022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           JANUARY 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                         COMMISSION FILE NUMBER 0-27568

                            ------------------------

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     65-0617076
       (State of incorporation)                (I.R.S. Employer Identification No.)

    10 DORRANCE STREET, SUITE 400,                            02903
       PROVIDENCE, RHODE ISLAND                             (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (401) 831-6755

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $0.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

    On May 3, 2000, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $5,561,474. On May 3, 2000, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 37,198,845.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Innovative Clinical Solutions, Ltd. (together with its subsidiaries, the "Company" or "ICSL") (formerly PhyMatrix Corp.) is repositioning itself as a company that provides diverse services supporting the needs of the pharmaceutical and managed care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, and multi and single-specialty provider network management. Historically, the Company has been an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company has nearly completed the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. In conjunction with the change in its business model, the Company also significantly downsized and then, in August 1999 sold its real estate services business. The Company currently estimates that by the end of the second quarter of its current fiscal year it will have exited all of its physician practice management ("PPM") and ancillary medical service businesses.

    The Company's strategic goal is to become a leader in the development of innovative healthcare solutions capable of meeting the current and emerging research, marketing and operations demands of the pharmaceutical and managed care industries. The Company believes that synergy exists among its pharmaceutical services and provider network management divisions. The Company intends to leverage its key competencies--clinical trial site management, outcomes research and network management services--to provide solutions that benefit both pharmaceutical and managed care companies. Through the Company's ability to access clinical practitioners and patients, the Company will attempt to accelerate the rate of Food and Drug Administration ("FDA") approval of pharmaceutical products for its clients and enhance market acceptance of such products.

    The Company provides its clinical research services through a wholly-owned subsidiary, Clinical Studies, Ltd. ("CSL"), a multi-therapeutic site management organization ("SMO") based in Providence, Rhode Island. CSL, which was acquired by the Company in October 1997, provides clinical investigative site management services to 42 research facilities in 15 states. The Company also, provides outcomes research services through a wholly-owned subsidiary, MRI, Inc. The Company owns and centrally manages Phase I through IV research facilities to conduct clinical trials for the pharmaceutical and biotechnology industries and contract research organizations ("CROs") and provides a broad range of pre- and post-FDA approval services designed to expedite new product approval and market acceptance. The Company has participated in over 1,300 clinical trials for approximately 100 clients and enrolled over 35,000 patients. The Company conducts clinical research in 8 therapeutic areas, with expertise in central nervous system, asthma and allergy, respiratory, oncology, endocrinology and women's health. The Company also designs and conducts customized economic and epidemiological research. The Company provides an environment for proactively collecting medical and economic data, thereby linking clinical with "real life" marketing considerations and quality cost-effective patient outcomes. The Company believes that a critical element of its ability to expedite the clinical process is its relationship with existing networks of approximately 5,000 providers who have more than 10 million member patients.

    The Company provides network management services to independent physician associations ("IPA"), and specialty care physician networks. The Company provides services to IPAs through management service organizations ("MSO") in which the Company has ownership interests. The

Company provides services to specialty care networks primarily through management agreements. The Company offers these organized groups of physician's comprehensive network management services to enable them to fulfill their obligations to managed care organizations. These services include network development, medical management and managed care contracting. The Company also provides management expertise and services to managed care organizations. These services allow managed care organizations to provide efficient, cost-effective healthcare delivery while maintaining access to high-quality providers.

    Segmented financial information as to revenues, net income (loss), and total assets is disclosed in the "Notes to Consolidated Financial Statements" section of this report.

CLINICAL RESEARCH

INDUSTRY OVERVIEW

    The clinical research industry is driven by the need of the pharmaceutical and biotechnology companies to thoroughly test new drugs prior to commercialization in accordance with strict government regulations imposed by the FDA in the United States and various international authorities.

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

    Sponsors have attempted to create process efficiencies, control fixed costs and expand capacity by outsourcing certain drug development and clinical research activities to CROs and SMOs. The amount of clinical research that is outsourced varies by Sponsor. In general, the Company believes that Sponsors generally will increase the amount of outsourcing for a variety of reasons, including the ability to obtain temporary access to a particular therapeutic focus and expertise to develop products for many diseases.

    The global pharmaceutical and biotechnology industries spent approximately $39 billion in 1998 on research and development. Approximately $9 billion in total was outsourced, including approximately $4 billion outsourced to CROs and approximately $5 billion outsourced to investigative sites.

CLINICAL INVESTIGATIVE SITE MANAGEMENT SERVICES

    The Company provides clinical investigative site management services to 42 research facilities in 15 states. The Company both owns and centrally manages Phase I through IV research facilities to provide a broad range of pre- and post-FDA approval services designed to expedite new product approval and market acceptance. The Company conducts clinical research in a wide variety of therapeutic areas, including central nervous system, asthma and allergy, respiratory, oncology, endocrinology and women's health. Services include project initiation (site contracting, budgeting and regulatory filings), project management, patient recruitment and data collection.

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

    Clinical trials represent one of the most expensive and time-consuming parts of the drug development process. The trial's success depends on the successful recruitment of experienced physicians (and other medical professionals) to serve as investigators for the clinical trials. The Company has direct access to more than 80 investigators through its 42 sites. The speed with which trials can be completed is significantly affected by the rate at which patients who satisfy the requirements of the trial's protocol can be identified and enrolled. The Company believes it has an advantage in its ability to enroll qualified patients due to its relationships with networks of approximately 5,000 primary care and specialty-care physicians with over 10 million member patients and due to the Company's proprietary database of patients that have expressed interest in participating in clinical trials.

    The information generated during clinical trials is critical for gaining marketing approval from the FDA or other regulatory agencies. Clinical trials must be monitored for strict adherence to good clinical practices ("GCP"). The Company's training programs, standard operating procedures and quality assurance and control programs aid the clinical investigators and their staff in following GCP and the established protocols of the studies. The Company has adopted standard operating procedures that are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of the Company's nationwide clinical services.

    When prospective patients are enrolled in a clinical trial, they are required to review information about the drug and its possible side effects and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug under investigation and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering drugs to patients, as well as examining patients and conducting necessary tests. The Company's clinical research coordinators are responsible for completing Case Report Forms and tracking the patient's visits throughout the period of the study. The data is reviewed by clinical research associates from either the Sponsor or CRO and is sent to the Sponsor for analysis.

    The Company's contracts provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, patients enrolled and other services required by the Sponsor. The Company's contracts range in duration from several months to several years. Revenue is earned as patient visits are conducted and such services are provided. Costs associated with contract revenue are recognized as incurred. Cash flows vary with each contract, although generally a portion of the contract fee is paid at the time the trial begins, with the balance paid as contract milestones are satisfied.

    Generally, Sponsors may terminate a contract with the Company with or without cause. In the event of termination, the Company is entitled to payment for all work performed through the date of notice of termination and for unreimbursed costs related to the study. Clinical trials may be terminated for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment, manufacturing problems resulting in shortage of the drug and decisions by the Sponsor to de-emphasize or terminate either a particular trial or drug. A Sponsor's decision to terminate a sizable trial in which the Company participates could have a material adverse effect on the Company's business and results of operations.

    Revenues for the Site Management Organizations segment were 18.2%, 11.6%, and 10.7% of total revenues for the years ended January 31, 2000, 1999, and 1998, respectively.

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

PROVIDER NETWORK MANAGEMENT

INDUSTRY OVERVIEW

    The Health Care Financing Administration ("HCFA") estimates that national healthcare spending in 1998 exceeded $1.1 trillion, or 13.5% of the gross domestic product ("GDP"). HCFA projects that annual healthcare spending will increase to $2.2 trillion, or 16% of the GDP by year 2008. Increasing concern over the cost of healthcare in the United States has led to numerous initiatives to contain the growth of healthcare expenditures, particularly in the government entitlement programs of Medicare and Medicaid. These concerns and initiatives have contributed to the growth of managed care. From 1991 to 1997 HMO enrollment in the United States increased from 37 million to 66 million. As markets evolve from traditional fee-for-service medicine to managed care, HMOs and healthcare providers confront market pressures to provide high quality healthcare in a cost-effective manner. Managed care typically involves a third party (frequently the payor) overseeing the provision of healthcare with the objective of ensuring delivery in a high quality and cost effective manner. One method for achieving this objective is the implementation of capitated payment systems in which traditional fee-for-service methods of compensating healthcare providers are replaced with systems that create incentives for the provider to manage the healthcare needs of a defined population for a set fee.

PROVIDER NETWORK MANAGEMENT SERVICES

    The Company provides network management expertise and services to single and multi-specialty healthcare providers and managed care organizations. These services allow managed care organizations to provide efficient, cost-effective healthcare delivery while maintaining access to high quality providers. The Company also offers comprehensive network managed care services to organized groups of physicians, enabling them to fulfill their obligations to managed care organizations.

    The Company actively pursues contractual arrangements with managed care organizations. The Company develops specialty care networks within which the affiliated physicians are responsible for providing all or a portion of specific healthcare services to a particular patient population. The Company provides managed care contracting services to national and local physician specialty care networks containing approximately 5,000 physician members. Through its specialty care networks, the Company facilitates the delivery of healthcare services to approximately 10 million member patients. The Company provides services, including initiating and completing contract negotiations, claim adjudication processing, financial, quality assurance and utilization management reporting, credentialing, network management (such as provider relations and recruitment), financial management (which involves risk pool management) and providing payment arrangements for providers and shared member services with health plans. Currently, the Company does not share in any downside capitation risk. The Company's network specialties include allergy, chiropractic, dermatology, gastroenterology, podiatry, pulmonary and urology.

    The Company manages IPAs through MSOs in which the Company has ownership interests. The Company currently operates three MSOs in three states, providing network management services to more than 5,000 physicians, primarily in the Northeast. During fiscal 2000 the Company also operated an MSO in conjunction with The Continuum Health System and Affiliated Physician Organization (Benchmark). This relationship through which the Company provided services to approximately 1,700 physicians has been terminated by mutual agreement effective May 2000. This relationship has not been profitable and the Company believes its termination should have a positive effect on future earnings. The Company recently closed on several contracts with major Managed Care Organizations (MCOs) which are expected to contribute approximately $5 million in revenue for 2001.

    An IPA is generally composed of a group of independent physicians who form an association for the purpose of contracting as a single entity. Participation in IPAs and specialty care networks allow individual practitioners to access patients in their respective areas through contracts with HMOs without having to join a group practice. The IPA structure not only increases the contracting power of the constituent practices, but also provides a foundation for the development of an integrated physician network. IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing managed care contracts. As a result, previously unaffiliated physicians can assume and more effectively manage capitated risk. The Company believes that organized providers of healthcare, such as IPAs, will play a significant role in delivering cost effective, quality medical care.

    The MSO is a joint venture between a physician organization (usually an IPA, although sometimes a hospital) and a management organization, such as the Company. The Company generally affiliates with an MSO by acquiring an equity interest in it. The MSO enters into a long-term management services agreement with an IPA or other physician organization pursuant to which the MSO provides management services to the IPA or organization. The MSO then enters into a service agreement with the Company pursuant to which the Company provides some or all of the management services that the MSO is required to provide to its affiliated physicians. The fee paid to the Company is generally either a fixed amount per enrollee or a specified percentage of capitated revenues. In addition, the Company may be entitled to participate in risk pools. Currently, the Company does not share in any downside risk. The fees are set to be competitive within the geographic area in which the IPA is located.

    The Company is focused on integrating its network physicians with its clinical site management services because it believes that doing so will provide the IPA physicians with enhanced clinical information, the opportunity to generate more revenue and an enhanced reputation by participating in trials.

    Revenues for the Provider Network Management segment were 32.2%, 32.1%, and 24.1% of total revenues for the year ended January 31, 2000, 1999, and 1998, respectively.

BUSINESSES HELD FOR SALE

    During August 1998, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy. Subsequent to August 1998, the Company also decided to divest its home health business, exit its infusion therapy business, and significantly downsize it real estate services operations. Net loss for the year ended January 31, 1999 includes an extraordinary item of $96.8 million which is primarily a non-cash charge resulting from these divestitures or disposals. During the quarter ended
July 31, 1999, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. The net loss for the year ended January 31, 2000 includes an extraordinary item of $49.6 million (net of tax of $0), which is primarily a non-cash charge related to the additional divestitures identified or effected during the year. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $2.4 million (subsequent to January 31, 2000 approximately $0.9 million was realized) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at January 31, 2000.

    As of May 3, 2000, the Company's assets held for sale consists of remaining affiliations through management or employment agreements with seven physicians, in two states.

    Revenues for the assets held for sale segment, (including real estate operations for 1999 and 1998), were 49.6%, 56.3%, and 65.2% of total revenues for the year ended January 31, 2000, 1999, and 1998, respectively.

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

    The Company maintains liability and medical professional insurance policies with such coverage and deductibles as are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. There can be no assurance that a future claim will not exceed available insurance coverage or that such coverage will continue to be available for the same scope of coverage at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverage could have a material adverse effect on the Company's business.

GOVERNMENT REGULATION

    The clinical investigation of new drugs is highly regulated by government agencies to ensure the products are safe and effective before broad public use. Before a new drug may be approved and marketed, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. While GCP has not been formally adopted by the FDA, or, with certain exceptions, by similar regulatory authorities in other countries, some provisions of GCP have been included in regulations adopted by the FDA. Furthermore, in practice, the FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP.

    The clinical investigative site management services provided by the Company are ultimately subject to FDA regulation in the United States. The Company is obligated to comply with FDA requirements governing such activities as obtaining patient informed consents, verifying qualifications of investigators, reporting patients adverse reactions to drugs and maintaining thorough and accurate records. The Company must maintain documents for each study for specified periods, and the study sponsor and the FDA during audits may review such documents. If FDA audits indicate that the Company has failed to adequately comply with federal regulations and guidelines, it could have a material adverse effect on the Company's results of operations, financial condition and reputation. In addition, non-compliance with GCP can result in the disqualification of data collected during a clinical trial.

    The Company is also subject to various government regulations related to the businesses held for sale.

EMPLOYEES

    As of May 3, 2000, the Company employed 612 persons, nearly all of whom were full-time employees. The Company believes that its labor relations are good.

ITEM 2.  PROPERTIES

    The Company leases approximately 19,000 square feet of space in Providence, Rhode Island where the Company's headquarters are located. The lease commenced in 1997 and expires in 2004.

    The Company also leases 27 clinical research sites in 12 states and 4 network management sites in 3 states.

    These sites are listed below:

                                                                SIZE       LEASE
                                                              (SQUARE    EXPIRATION
LOCATION                                                       FEET)        DATE
--------                                                      --------   ----------
Phoenix, AZ.................................................  5,000          2008
Denver, CO..................................................  4,827          2000
Ft. Myers, FL...............................................  11,852         2008
1(st) St., Ft. Lauderdale, FL...............................  5,230          2000
17(st) St., Ft. Lauderdale, FL..............................  2,623          2000
Broward Blvd.., Ft. Lauderdale, FL..........................  10,256         2000
Boynton Beach, FL...........................................  6,147          2008
Juniper, FL.................................................  13,170         2007
Palm Beach Gardens, FL......................................  14,991         2008
Tampa, FL...................................................  2,292          2002
Sarasota, FL................................................  8,456          2005
St. Petersburg, FL..........................................  13,100         2002
Eau Gallie Blvd., Melbourne, FL.............................  4,847          2005
Sarno Road, Melbourne, FL...................................  3,000          2000
Atlanta, GA.................................................  6,726          2004
Savannah, GA................................................  3,000          2001
Normal, IL..................................................  4,096          2002
Peoria, IL..................................................  1,850          2001
Yarmouth, MA................................................  3,140          2000
Dartmouth, MA...............................................  6,809          2003
Burlington, MA..............................................  5,000          2000
Charlotte, NC...............................................  3,776          2002
Las Vegas, NV...............................................  3,000          2002
Philadelphia, PA............................................  6,267          2004
Pittsburgh, PA..............................................  3,622          2004
East Providence, RI.........................................  9,600          2004
Providence RI...............................................  6,350          2000
Falls Church, VA............................................  8,413          2005
Williston, VT...............................................  2,500          2000
Ridgefield, CT..............................................  8,660          2003
San Diego, CA...............................................  1,296          2000

    In addition, the Company leases 17 other locations which are related to businesses held for sale.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is subject to legal proceedings in the ordinary course of its business. The Company does not believe that any such legal proceeding, either singly or in the aggregate, will have a material adverse effect on the Company although there can be no assurance to this effect.

    In connection with a joint venture partnership (the "Joint Venture") between the Company and Tenet Healthsystem Hospitals, Inc. ("Tenet") to own and operate an ambulatory surgical center and diagnostic radiology facility in Florida, Tenet filed suit against the Company on September 23, 1999 in the Palm Beach County Circuit Court (Florida) for (1) rescission of the Joint Venture agreement and (2) damages of approximately $2.0 million for breach of contract, breach of fiduciary duty, and breach of good faith and fair dealing (the "Tenet Suit"). The Tenet Suit chiefly alleges that the Company engaged in self-dealing to the detriment of Tenet and failed to meet its obligations under the Joint Venture agreement, such obligations relating principally to certain financial commitments concerning the Joint Venture. This litigation has recently been stayed to allow the parties to negotiate an unwinding of the Joint Venture and review the potential for a negotiated settlement. If the parties are unable to reach agreement, the Company intends to file counterclaims against Tenet and defend the case.

    In a related matter, PBG Medical Mall MOB1 Properties ("Mall"), which is owned principally by Company director and former Chairman and Chief Executive Officer, Abraham D. Gosman, filed suit on September 8, 1999 in Palm Beach County Circuit Court for eviction against both Tenet, as tenant of Mall, and the Joint Venture, as subtenant of Mall. On September 24, 1999, Mall also filed suit for damages against Tenet and the Joint Venture in the Palm Beach County Circuit Court alleging breach of contract. The parties have reached a settlement in this litigation, which has an immaterial impact on the Company's financial statements.

    The Company also currently is involved in litigation and arbitration pertaining to New York Network Management, L.L.C. ("NYNM"), a joint venture entered into by a subsidiary of the Company (the "Subsidiary"), Paul Ackerman, M.D. ("Ackerman") and Elizabeth Kelly, R.N. ("Kelly") under an Operating Agreement dated November 11, 1996 (the "Operating Agreement"). With regard to the litigation, on March 3, 2000, Kelly and Ackerman filed a Motion for Summary Judgment in Lieu of Complaint (the "Motion") with the Supreme Court of the State of New York, County of Kings (the "NY Supreme Court"). Kelly and Ackerman allege that under the Operating Agreement and a subsequent amendment to the Operating Agreement (together with the Operating Agreement, the "Agreements"), they had been granted a "put" right to the effect that anytime within a 3 year period after the third anniversary of the Operating Agreement (November 11, 1999), Ackerman and Kelly could require the Subsidiary to purchase a portion of their interest in NYNM (the "Put Right"), with the Put Right guaranteed by the Company. The purchase price was to be a fixed multiple of NYNM's revenues, with a minimum price of $5 million. The Motion alleges that on December 20, 1999 Ackerman and Kelly served formal notice to the Company that they were exercising their Put Right seeking the $5 million minimum price which Ackerman and Kelly contend under the Agreements was to be paid by February 21, 2000 and is now overdue. The Company has filed a motion with the NY Supreme Court to stay this litigation pending the outcome of a related arbitration proceeding described below, which motion is currently under advisement. The Company has reserved for its potential exposure on this claim pending the outcome of this litigation.

    On March 3, 2000, Ackerman, Kelly and NYNM also submitted a demand for arbitration under the Operating Agreement to the American Health Lawyers Association Alternative Dispute Resolution Service (New York) (the "AHLA") contending that the Subsidiary and the Company had diverted cash from NYNM for their own corporate purposes. They allege that approximately $3,980,000 was taken from NYNM's account from October of 1998 through July of 1999 and that $1,650,000 of that amount was removed without authority. Kelly, Ackerman and NYNM request the return of the funds to NYNM. At this writing the parties are in the process of selecting an arbitrator. The Company believes that this claim is without merit and intends to vigorously defend this action.

    On April 30, 1998, the Company filed suit in Palm Beach County Circuit Court (Florida) seeking to enforce the personal guaranties of the physician-owners (the "Physicians") of Access Medical Care, Inc. ("Access"). The Company is seeking $3.6 million. In 1995 the Company purchased the assets of Access and, as part of the asset sale, the Company entered into a Practice Management Agreement (the "PMA") under which the Company agreed to provide management services to Access in exchange for a fee. The Physicians personally guaranteed the payments to be made under the PMA. On March 25, 1998, the Company terminated the PMA in response to various breaches of the PMA by Access and subsequently initiated this lawsuit to enforce the guarantees. The Physicians have filed counterclaims alleging fraudulent inducement and illegality of the PMA and have moved for a change of venue. The Physicians currently are appealing a denial of the venue motion by the Palm Beach County Circuit Court. The Company intends to prosecute and defend this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There has been no Annual Meeting of the Company's stockholders held for the year ended January 31, 2000. The Board of Directors terms have all expired on January 31, 2000, however the active members have agreed to serve until the annual meeting and elections of the board are held.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was traded on the Nasdaq Stock Market ("NASDAQ") under the symbol ICSL until December 8, 1999 at which time it was delisted. Currently the stock trades on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol ICSLE.OB. The following table sets forth the range of high and low closing prices per share of the Common Stock for the periods indicated, as reported on the NASDAQ and the OTC Bulletin Board, as applicable.

1999                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................   $13.44     $9.50
Second Quarter..............................................    10.50      5.75
Third Quarter...............................................     6.25      2.00
Fourth Quarter..............................................     3.32      1.63

2000
----
First Quarter...............................................   $ 2.63     $1.53
Second Quarter..............................................     2.00      1.38
Third Quarter...............................................     1.38       .31
Fourth Quarter..............................................      .69       .13

    On May 3, 2000, the last reported sales price for the Common Shares was $0.16. On May 3, 2000, there were 206 record holders for the Common Stock.

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

                                                                                  YEAR ENDED (1)
                                                            ----------------------------------------------------------
                                                            DECEMBER 31,                   JANUARY 31,
                                                            ------------   -------------------------------------------
                                                                1995         1997       1998       1999        2000
                                                            ------------   --------   --------   ---------   ---------
                                                              COMBINED                    CONSOLIDATED
Statement of Operations Data:
  Net revenues from services..............................    $ 61,712     $ 98,765   $155,946   $ 179,472   $ 125,865
  Net revenues from management service agreements.........      12,717       47,942     94,134     103,112      59,996
  Net revenues from real estate services..................          --       19,049     31,099       8,694         423
                                                              --------     --------   --------   ---------   ---------
      Total revenue.......................................      74,429      165,756    281,179     291,278     186,284

Operating expenses:
  Salaries, wages and benefits............................      35,809       58,351     88,221      94,710      61,924
  Depreciation and amortization...........................       3,956        7,382     10,800      14,786      11,699
  Rent Expense............................................       5,102        8,519     16,649      20,671      15,279
  Earn out payment........................................       1,271           --         --          --          --
  Provision for closure loss..............................       2,500           --         --          --          --
  Gain (loss) on sale of assets...........................          --         (262)    (1,891)     (5,414)         11
  Provision for write-down of notes receivable............          --           --         --       2,674      13,840
  Merger and other noncontinuing expenses related to
    CSL...................................................       2,133        1,929     11,057          --          --
  Goodwill impairment write-down..........................          --           --         --       9,093      36,046
  Nonrecurring expenses...................................          --           --         --      10,465       1,723
  Other (primarily capitation expenses)...................      27,493       66,694    132,177     181,813     156,969
                                                              --------     --------   --------   ---------   ---------
Income (loss) from operations.............................      (3,835)      23,143     24,166     (37,520)   (111,207)
Interest expense, net.....................................       4,828        1,726      4,775       8,005      10,220
(Income) from investments in affiliates...................        (569)        (709)      (731)         --         (46)
                                                              --------     --------   --------   ---------   ---------
Net Income (loss) before taxes and extraordinary item.....      (8,094)      22,126     20,122     (45,525)   (121,381)
Income tax expense (benefit)..............................          --        6,836      9,823     (11,549)        194
                                                              --------     --------   --------   ---------   ---------
Net income (loss) before extraordinary item (2)...........      (8,094)      15,290     10,299     (33,976)   (121,381)
                                                              --------     --------   --------   ---------   ---------
Extraordinary item, net of tax of $0......................          --           --         --      96,784      49,632
                                                              --------     --------   --------   ---------   ---------
Net income (loss).........................................    $ (8,094)    $ 15,290   $ 10,299   $(130,760)  $(171,207)
                                                              ========     ========   ========   =========   =========
Net income (loss) per share--basic
  Income (loss) before extraordinary item.................    $     --     $   0.56   $   0.35   $   (1.02)  $   (3.45)
  Extraordinary item, net of tax of $0....................    $     --     $     --   $     --   $   (2.89)  $   (1.41)
  Net income (loss).......................................    $     --     $   0.56   $   0.35   $   (3.91)  $   (4.86)

Net income (loss) per share--diluted
  Income (loss) before extraordinary item.................    $     --     $   0.55   $   0.35   $   (1.02)  $   (3.45)
  Extraordinary item, net of tax of $0....................    $     --     $     --   $     --   $   (2.89)  $   (1.41)
  Net income (loss).......................................    $     --     $   0.55   $   0.35   $   (3.91)  $   (4.86)

Pro Forma Information (Unaudited) (3)
Adjustment to income tax expense..........................    $     --     $  1,293   $    624   $      --   $      --
Net Income................................................          --       13,997      9,675   $      --   $      --
Net income per share--basic...............................    $     --     $   0.51   $   0.33   $      --   $      --
Net income per share--diluted.............................    $     --     $   0.51   $   0.33   $      --   $      --

Weighted average shares outstanding--basic................          --       27,295     26,690      33,401      35,235
Weighted average shares outstanding--diluted..............          --       27,682     30,229      33,401      35,235

BALANCE SHEET DATA:
Working capital...........................................    $(19,897)    $111,811   $ 86,390   $ 111,185   $ (92,716)
Accounts receivable, net..................................      22,921       41,744     57,252      15,276      16,193
Total assets..............................................     138,467      313,310    378,160     252,851      87,311
Total debt................................................      97,090      118,830    134,359     117,657     115,952
Stockholders' equity......................................      15,437      153,780    212,035     105,900     (66,722)

------------------------------

(1) In January 1996, the Company changed its fiscal year end from December 31 to January 31.

(2) Provisions for income taxes have not been reflected in the combined financial statements because there is no taxable income on a combined basis.

(3) The pro forma net income and net income per share information reflect the effect on historical results (prior to the merger with CSL) as if CSL had been a C corporation rather than an S corporation and had paid income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    ICSL is repositioning itself as a Company that provides diverse services supporting the needs of the pharmaceutical and managed-care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management and multi and single-specialty provider network management. Until recently, the Company had been an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company has nearly completed the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. In conjunction with the change in the business model, the Company also significantly downsized and, then in August 1999, sold its real estate services business. The Company currently estimates that by the end of the second quarter of its current fiscal year it will have exited all of its physician practice management ("PPM") and ancillary medical service businesses.

    Based upon asset appraisals and comparable sales within the industry, the Company believed that it could generate sufficient cash from operations and proceeds from asset sales to repay its long term debt obligations, including its $100 million 6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures"), thereby permitting it to focus on its core business lines without the burden of the interest obligations associated with the Debentures. However, continued decline in its industry resulted in the Company's failure to generate sufficient cash proceeds from the asset divestitures to repay the Debentures. The Company's extensive losses over the past two years, its negative cash flows from operations and its net negative equity position, as well as management's assessment that the Company will be unable to retire the Debentures at maturity, raise substantial doubt about the Company's ability to continue as a going concern. In response to those factors, the Company has developed plans to improve profitability of its core business operations and to recapitalize the Company by converting the Debentures into common equity as described below under "Repositioning".

REPOSITIONING

    During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize stockholder value. During August 1998, the Company announced that the Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company intends to link its physician networks with its clinical trials site management and outcomes research operations.

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. In August 1999 the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the year ended January 31, 2000 were $92.5 million and $70.5 million, respectively. Net loss for the year ended January 31, 2000 included an extraordinary item of $49.6 million (net of tax of $0), which is primarily a non-cash charge related to these divestitures. Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $2.4 million (subsequent to January 31, 2000 approximately
$0.9 million was realized) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at January 31, 2000.

    The Company's highly leveraged position, due principally to the Debentures, hampers its ability to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. The Company therefore has determined that it needs to reduce its indebtedness in order to implement fully its strategic plan.

    During the process of implementing its strategic plan to reposition the Company, owners of more than 50% of the principal amount of the Debentures (the "Majority Holders") approached the Company to discuss the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategic plan. In this connection, in November 1999, the Company retained the services of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise it in connection with any refinancings, repurchases or restructuring of its outstanding securities and indebtedness with the goal of substantially reducing the outstanding principal amount of the Debentures. The Majority Holders subsequently formed a steering committee of Debentureholders (the "Steering Committee") to negotiate with the Company regarding the terms of a recapitalization as a means of improving the Company's capital structure and its ability to effect its strategic plan. The Company sought DLJ's assistance and advice in connection with these negotiations which have resulted in the proposed plan to recapitalize the Company (the "Recapitalization") described below.

    The Recapitalization involves the exchange of newly issued shares of common stock of the Company (the "New Common Stock") representing 90% of the Company's issued and outstanding capital stock following the Recapitalization for all of the Debentures. As part of the Recapitalization, the Company intends to cancel all issued and outstanding Common Stock and replace it with the New Common Stock representing 10% of the Company's issued and outstanding capital stock following the Recapitalization. In addition, the Company intends to cancel any options or other rights to purchase the existing common stock and to issue options to purchase up to 16% of the New Common Stock, on a fully diluted basis, after the Recapitalization. Of these options, 1% will be issued to outside directors and 15% will be issued or reserved for issuance to executive officers and key employees of the Company.

    The Company intends to commence voluntary bankruptcy cases (the "Bankruptcy Cases") to effect the Recapitalization through a joint prepackaged plan of reorganization (the "Prepackaged Plan") of the Company and its subsidiaries under chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code"). Virtually all of the Company's operations are conducted through its subsidiaries. Because the Debentures are guaranteed by certain of the Company's subsidiaries and because its operations are conducted through its subsidiaries, the Company believes it prudent that all of its subsidiaries participate in any bankruptcy proceeding in order to extinguish any guarantor liability under the Debentures and to avoid potential disruption to its businesses.

    The Company intends to solicit acceptances of the Prepackaged Plan from the Debentureholders prior to the commencement of the Bankruptcy Cases. The Company will not solicit acceptances of the Prepackaged Plan from any other holder of a claim against the Company or its subsidiaries, because the Company and its subsidiaries intend to pay such claims (to the extent they are allowed), in the ordinary course, according to existing payment terms (or such other terms as the holders of these claims and the Company may agree) in accordance with the Bankruptcy Code. To complete the Recapitalization in bankruptcy through the Prepackaged Plan, the Company must receive acceptances of the Prepackaged Plan from (i) Debentureholders representing at least two-thirds ( 2/3) of the principal amount of the Debentures actually voted on the Prepackaged Plan and (ii) more than one-half ( 1/2) in number of the Debentureholders that actually vote on the Prepackaged Plan (the "Requisite Acceptances"). Each member of the Steering Committee has entered into a Forbearance, Lock-up and Voting Agreement pursuant to which it has agreed to forebear from exercising any rights or remedies it may have with respect to any default arising under the Debentures or the Indenture governing the Debentures and to vote in favor of the Prepackaged Plan. The Prepackaged Plan also must be confirmed by a United States bankruptcy court.

    If the Company receives the Requisite Acceptances of the Prepackaged Plan, the Company and its subsidiaries intend to commence the Bankruptcy Cases. The Company anticipates that the Bankruptcy Cases will be commenced before it is in default on the next interest payment on the Debentures which is due on June 15, 2000 and is subject to a 30 day grace period thereafter. However, the commencement of the Bankruptcy Cases would constitute an Event of Default under the Indenture governing the Debentures. (See "Liquidity and Capital Resources")

    After completion of the Recapitalization, the Company believes it will have established a capital structure that will allow the expansion of its operations and further integration of its business lines. The Recapitalization also should improve the Company's ability to access capital and to use its equity both for targeted acquisitions and as incentive compensation to attract and retain key personnel who will be integral to the success of its strategic plan.

ACCOUNTING TREATMENT

    The terms of the Company's relationships with its remaining affiliated physicians are set forth in various asset and stock purchase agreements, management services agreements and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquired the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable typically were purchased at the net realizable value. The purchase price of the practice generally consisted of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. The management services or employment agreements delineate the responsibilities and obligations of each party. The Company has sold substantially all of its physician practices and terminated the related employment and/or consulting agreements.

    Net revenues from services is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods, as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Included in net revenues from services are revenues from the diagnostic imaging centers in New York, which the Company operated pursuant to Administrative Service Agreements. These revenues are reported net of payments to physicians. The Company sold these diagnostic imaging centers in September 1999.

    Net revenues from management services agreements include the revenues generated by the physician practices net of payments to physicians. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company adopted EITF 97-2 in the fourth quarter of its fiscal year ended
January 31,1999. Adoption of this statement reduced previously reported revenues and expenses for the year ended January 31, 1998 by $65.4 million. During
August 1998, the Company announced its plan to divest and exit the PPM business. The Company has completed substantially all of these divestitures and the remaining assets are recorded as assets held for sale at January 31, 2000.

RESULTS OF OPERATIONS

    The Company's extensive losses in the past two years, its negative cash flows from operations and its negative equity position, as well as management's assessment that the Company will be unable to retire the Debentures at maturity, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

    The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                         2000       1999       1998
                                                       --------   --------   --------
Net Revenues.........................................   100.0%     100.0%     100.0%
Salaries, wages and benefits.........................    33.2%      32.5%      31.4%
Supplies.............................................    20.9%      20.6%      16.0%
Depreciation and amortization........................     6.3%       5.1%       3.9%
Rent expense.........................................     8.2%       7.1%       5.9%
Provision for bad debts..............................     3.5%       2.9%       2.1%
Loss (gain) on sale of assets........................     0.0%      (1.8%)     (0.7%)
Provision for write-down of notes receivable.........     7.4%       0.9%       0.0%
Merger and other non-continuing expenses related to
  CSL................................................     0.0%       0.0%       3.9%
Goodwill impairment write-down.......................    19.4%       3.1%       0.0%
Nonrecurring expenses................................     0.9%       3.6%       0.0%
Other (primarily capitation expense).................    59.9%      38.9%      28.9%
                                                        ------     ------     ------
  Total operating costs and administrative
    expenses.........................................   159.7%     112.9%      91.4%

Interest expense, net................................     5.5%       2.7%       1.7%
(Income) from investment in affiliate................     0.0%       0.0%      (0.3%)
                                                        ------     ------     ------
Loss before taxes and extraordinary item.............   (65.2%)    (15.7%)      7.2%
Income tax expense (benefit).........................     0.1%      (4.0%)      3.5%
                                                        ------     ------     ------
Loss before extraordinary item.......................   (65.3%)    (11.7%)      3.7%
Extraordinary item, net of tax.......................    26.6%      33.2%       0.0%
                                                        ------     ------     ------
Net income (loss)....................................   (91.9%)    (44.9%)      3.7%
                                                        ======     ======     ======

THE YEAR ENDED JANUARY 31, 2000 COMPARED TO THE YEAR ENDED JANUARY 31, 1999

    The following discussion reviews the results of operations for the year ended January 31, 2000 ("2000") compared to the year ended January 31, 1999 ("1999").

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

    Net revenues during 2000 were $186.3 million and included $60.0 million or 32.2% attributable to provider network management; $33.8 million or 18.2% related to site management organizations, and $92.5 million or 49.6% attributable to assets held for sale.

    Net revenues during 1999 were $291.3 million and included $93.5 million or 32.1% attributable to provider network management; $33.7 million or 11.6% related to site management organizations, and $164.1 million or 56.3% attributable to assets held for sale, including real estate services.

    The Company's net revenues from provider network management services decreased by $33.5 million from $93.5 million for 1999 to $60.0 million for 2000. The majority of the decrease is attributable to the termination of an unprofitable practice management agreement and the remaining decrease is the result of restructuring a number of payor contracts. The Company's net revenues from site management organizations increased by $0.1 million from $33.7 million for 1999 to $33.8 million for 2000. The Company's net revenues from assets held for sale decreased by $71.6 million from $164.1 million for 1999 to $92.5 million for 2000, primarily attributable to the asset divestitures, including the sale of the real estate service operations. The Company is currently in litigation to collect management fees and working capital investment from an IPA to which it provides management services pursuant to an agreement with this IPA. The ultimate resolution of the litigation and collection of any receivables due from the beginning of the year is uncertain; therefore, the Company has not recorded revenue of $0.6 million due under the agreement for 2000. For 1999 the Company recorded $2.4 million of net revenues (which are included in revenues from the assets held for sale segment) from this agreement.

EXPENSES

    The Company's salaries, wages and benefits decreased by $32.8 million from $94.7 million or 32.5% of net revenues during 1999 to $61.9 million or 33.2% of net revenues in 2000. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures and to the cost savings initiative which include the reduction of headcount in the Network Management operation that was initiated in the third quarter.

    The Company's supplies expense decreased by $21.0 million from $60.0 million or 20.6% of net revenues during 1999 compared to $39.0 million or 20.9% of net revenues during 2000. The decrease in supplies expense is a result of the asset divestitures.

    The Company's depreciation and amortization expense decreased by $3.1 million from $14.8 million in 1999 or 5.1% of net revenues to $11.7 million or 6.3% of net revenues in 2000. The decrease in dollars is due to assets sold during the year and the increase in percentage is due to the reduction in income due to asset sales.

    The Company's rent expense decreased by $5.4 million from $20.7 million or 7.1% of net revenues during 1999 to $15.3 million or 8.2% of net revenues during 2000. The dollar decrease is primarily a result of the asset divestitures.

    The Company's provision for bad debt decreased by $1.9 million from $8.4 million or 2.9% of net revenues during 1999 to $6.5 million or 3.5% of net revenues during 2000. The increase as a percentage of revenues is primarily attributable to the additional provision required on the businesses held for sale.

    The Company's gain on sale of assets of $5.4 million during 1999 represented gains from the sale of real estate of approximately $4.5 million during July 1998 and from the sale of a radiation therapy center of approximately
$0.9 million during February 1998.

    The Company's nonrecurring charge of $10.5 million during 1999 represents the charge resulting from the termination of several physician management and employment agreements prior to the Company's decision in August 1998 to restructure as well as write-off the remaining investment in an ambulatory surgery center. The Company's nonrecurring charge of $1.7 million in 2000 represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

    The Company's provision for the write-down on notes receivable of $13.8 million and $2.7 million in 2000 and 1999, respectively, represents the write-down of several notes receivable that were collateralized by shares of Common Stock of the Company to their net realizable value. The $13.8 million provision in 2000 also includes the write-off of the $10.9 million note guaranteed by

Mr. Gosman due to the probable insufficiency of the collateral securing the note and the guarantee. Other notes were written off due to negotiations with the debtors to reduce their notes in exchange for concessions which the Company received in regards to potential liabilities of the Company.

    The Company's goodwill impairment write-down of $9.1 during 1999 represents the write-down of the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which was determined to be uncertain. Moreover, anticipated future cash flows of the real estate segment indicated at that time that the recoverability of the asset was not likely. For 2000, the Company wrote down $36.1 million of goodwill due to the closure of certain unprofitable operations, both in clinical studies and network management, and the impairment of the assets of several sites as a result of SFAS 121, which requires the reduction of goodwill when anticipated future cash flows are insufficient to cover the goodwill recorded on the books for ongoing operations.

    The Company's other expenses which includes professional fees and utilities decreased by $1.8 million from $113.3 million or 38.9% of net revenues during 1999 to $111.5 million or 59.9% of net revenues during 2000. The dollar decrease in other expenses is due to the reduction in capitation expenses, which decrease corresponds to the decrease in revenues in the network management segment of the business. Offsetting this decrease in capitation expenses is an increase in other expenses such as, reserves established for settlement of litigation, increased legal fees relative to asset sales, and additional write-downs on assets held for sale.

    The Company's extraordinary item of $96.8 million (net of tax of $0) during 1999 and $49.6 (net of tax of $0) during 2000 represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale. The carrying value of the assets of these businesses was written down to their estimated net realizable value (less costs to sell).

    The Company's loss prior to income taxes and extraordinary item during 1999 was $45.5 million compared to $121.4 million in 2000. The deterioration of income during 2000 is primarily due to several factors including: (i) the deterioration of the operating results of certain of the businesses divested or to be divested (the assets held for sale segment, including the real estate service operation, generated a total pretax loss of $19.9 million during 2000 compared to pretax loss of $8.0 million during 1999), (ii) costs incurred in repositioning the Company and building infrastructure to expand and integrate the Company's two primary business lines: provider network management and pharmaceutical services (site management organizations) (combined these businesses generated a pretax loss, excluding nonrecurring charges and goodwill write-down, of $22.5 million during 2000, compared to pretax loss of $9.6 million in 1999), (iii) the $36.1 million write-off of goodwill due to the closure of certain unprofitable operations, both in clinical studies and network management in 2000, and the impairment of the assets of several sites as a result of SFAS 121, which requires the reduction of goodwill when anticipated future cash flows are insufficient to cover the goodwill recorded on the books for ongoing operations (the 1999 goodwill write-off was $9.1 million); and
(iv) the $13.8 million write-down of notes receivable in 2000 (described above).

    The Company's income tax expense (benefit) decreased by $11.7 million from $(11.5) million or 25.4% of pretax loss (prior to extraordinary item) during 1999 to $0.2 million during 2000. The Company reasonably believes that because of the large net operating loss for the years ended January 31, 2000 and 1999 and the anticipated losses due to the restructuring of the Company, the Company may not be able to fully utilize all the net operating losses.

THE YEAR ENDED JANUARY 31, 1999 COMPARED TO THE YEAR ENDED JANUARY 31, 1998

    The following discussion review the results of operations for the year ended January 31, 1999 ("1999") compared to the year ended January 31, 1998 ("1998").

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

EXPENSES

    The Company's salaries, wages, and benefits increased by $6.5 million from $88.2 million or 31.4% of net revenues during 1998 to $94.7 million or 32.5% of net revenues during 1999. The increase is primarily attributable to the additional salaries, wages and benefits from the acquisitions and affiliations of the Company's business during 1998 and early 1999, offset in part, by reductions in personnel in conjunction with the asset divestitures.

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

    The Company's depreciation and amortization expense increased by $4.0 million from $10.8 million or 3.9% of net revenues during 1998 to $14.8 million or 5.1% of net revenues during 1999. The increase is primarily a result of the acquisitions completed after 1997 and the allocation of the purchase prices as required by purchase accounting and also the effect of the Company's change in policy regarding certain intangibles. Effective February 1, 1998, management changed its policies regarding amortization of its management services agreement intangible assets. The Company adopted a maximum of 25 years (from the inception of the respective intangible asset) as the useful life for amortization of its management services agreement intangible assets. Using the unamortized portion of the intangible at January 31, 1998, the Company began amortizing the intangible over the remainder of the 25 year useful life. These costs had historically been charged to expense through amortization using the straight-line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represented a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. This change increased amortization expense relating to existing intangible assets at January 31, 1998 by approximately $0.7 million annually.

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

    The Company's provision for write-down on notes receivable of $2.7 million during 1999 represents the write-down of several notes receivable to their net realizable value. These notes were nonrecourse and collateralized by shares of Common Stock of the Company.

    The Company's merger and other non-continuing costs of $11.1 million during 1998 represent the merger transaction costs of $10.2 million related to the CSL merger as well as certain non-continuing salary, consulting and management fee expenses incurred by CSL.

    The Company's goodwill impairment write-down of $9.1 million during 1999 represents the write-down of the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which was determined to be uncertain. Moreover, anticipated future cash flows of the real estate segment indicated that the recoverability of the asset is not likely.

    The Company's nonrecurring expenses of $10.5 million during 1999 primarily represents the termination of several physician management and employment agreements prior to the Company's decision in August 1998 to restructure, as well as the write-off the remaining investment in an ambulatory surgery center.

    The Company's other expenses (which includes capitation expenses) increased by $32.0 million from $81.3 million or 28.9% of net revenues during 1998 to $113.3 million or 38.9% of net revenues during 1999 primarily due to an increase in the Company's provider network management services.

    The Company's extraordinary item of $96.8 million during 1999 represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale at January 31, 1999. The carrying value of the assets of these businesses was written down to their estimated net realizable value (less costs to sell) based primarily upon purchase agreements, letters of intent and discussions with prospective buyers.

    The Company's loss prior to income taxes and extraordinary charges during 1999 was $45.5 million compared to income prior to income taxes and extraordinary charge during 1998 of $20.1 million. The deterioration of income during 1999 is primarily due to several factors, including: (i) the downsizing of the real estate services segment which was done in connection with the repositioning of the Company, and in part due to the resignation of Bruce A. Rendina as Chief Executive Officer of the Company's real estate services segment. The real estate services segment generated a pretax loss of $8.5 million during 1999 (which included a goodwill impairment write-down of $9.1 million) compared to pretax income of $24.7 million during 1998,
(ii) nonrecurring charges of $10.5 million (described above), (iii) the deterioration of the operating results during the second half of 1999 of certain of the businesses divested or to be divested (the assets held for sale segment generated pretax income, prior to extraordinary item, of $0.5 million during 1999 compared to pretax income of $13.9 million during 1998) and (iv) the provision for write-down of notes receivable of $2.7 million (described above).

    The Company's income tax expense (benefit) decreased by $21.4 million from $9.8 million or 32.4% or pretax income (prior to merger expenses of $10.2 million, which are not tax deductible) during 1998 to ($11.5) million or 25.4% of pretax loss (prior to extraordinary item) during 1999. The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation and had paid income taxes.

    Prior to the merger with CSL, CSL had elected to be treated as an S corporation as provided under the Internal Revenue Code (the "Code"), whereby income taxes are the responsibility of the stockholders. Accordingly, the Company's statements of operations do not include provisions for income taxes for income related to CSL. Prior to the merger, dividends were primarily intended to reimburse stockholders for income tax liabilities incurred.

    The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results as if CSL had been a C corporation rather than an S corporation for income tax purposes, and no tax benefit arose as a result of the change in tax status.

REAL ESTATE SERVICES

    While the Company has historically derived significant revenues from real estate services, the Company determined in 1999 that it was likely to generate significantly less revenue from such services in the future. As a result, the Company decided to significantly downsize its real estate services in 1999. In the third quarter of fiscal 2000, the Company sold the remaining real estate services operations.

    The Company has derived its real estate service revenues by providing a variety of services. In rendering such services, the Company generates income without bearing the costs of construction, expending significant capital or incurring substantial indebtedness. Net revenues from real estate services are recognized at the time services are performed. In some cases, fees are earned upon the achievement of certain milestones in the development process, including the receipt of a building permit and a certificate of occupancy of the building.

    During August 1998, Bruce A. Rendina resigned as CEO and President of DASCO (the Company's real estate services subsidiary) and Vice Chairman of the Company. During September 1998, Mr. Rendina entered into a Business Agreement (the "Business Agreement") with the Company. The Business Agreement was entered into in settlement of certain claims by both the Company and Mr. Rendina relating to Mr. Rendina's future competition with the Company. The Business Agreement provides that the Company has the exclusive development rights to 27 separate projects located in 12 states. In addition, the Company and Mr. Rendina have agreed to share fees with respect to five asset conversion projects in six medical facility development projects whereby Mr. Rendina is entitled to the first 25% of the projected development fees received on any shared fee project and the Company and Mr. Rendina evenly split the remaining portion of the fees for such projects. The Business Agreement also permits
Mr. Rendina and his affiliates to pursue independently the development of six separate projects in five states. Finally, the Company and Mr. Rendina have provided mutual releases with respect to any event related to their business and employment relationships. During 2000, the Company did not generate any revenue under the Business Agreement and does not anticipate any future revenues under the Business Agreement.

    During the quarter ended January 31, 1999, the Company recorded a goodwill impairment write-down of $9.1 million, which eliminates the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which was determined to be uncertain. Moreover, the Company determined that anticipated future cash flows of the real estate segment indicated that the recoverability of the asset is not likely.

    During 1999, the Company's real estate services generated revenues of $8.7 million and pretax income (prior to goodwill impairment write-down) of $0.6 million. In addition, the real estate services segment recorded a gain on sale of real estate of $4.5 million during 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $28.2 million and $4.9 million during 2000 and 1999, respectively. At January 31, 2000, the Company's principal sources of liquidity consisted of $25.6 million in cash and $2.4 million in assets held for sale (see below for further discussion of assets held for sale). The Company also had $149.2 million of current liabilities, including approximately $111.7 million of current indebtedness, which is comprised, primarily of $10.5 million outstanding under the line of credit and $100 million of Debentures due 2003 which have been reclassified to current liabilities on the balance sheet as of January 31, 2000, as the Company is not in full compliance with the Indenture governing the Debentures (see below for further discussion of the line of credit and Debentures).

    Cash provided by investing activities was $42.5 million during 2000 and primarily represented the net cash received from the sale of assets of $48.7 million, offset by the funds required by the Company for capital expenditures of $4.6 million and additional purchase price on acquisitions of $1.4 million. Cash used by investing activities was $12.5 million during 1999. This primarily represented the total funds required by the Company for acquisitions and capital expenditures of $17.8 million and advances under notes receivable of $2.6 million, offset by net cash received from the sale of assets of $7.9 million.

    Cash provided by financing activities was $1.2 million during 2000 and primarily represented the net borrowings on the line of credit of $0.5 million and the increase in restricted cash; offset by the purchase of treasury stock of $1.5 million. Cash used by financing activities was $22.0 million during 1999 and primarily represented the repayment of debt of $10.2 million, purchase of treasury stock of $0.8 million (an additional $0.4 million of treasury stock was acquired in exchange for the reduction of a note receivable) and a $10.9 million loan to a company principally owned by Mr. Gosman primarily related to the development of a retirement community.

    In conjunction with various acquisitions that have been completed, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $4.4 million over the next three years. The payments, if required, are payable in cash and/or Common Stock of the Company. In addition, in conjunction with the acquisition of a clinical research center, an ownership interest in a network and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next four years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

    During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company would have been required to expend, in certain circumstances, up to $40.0 million (of which none has been expended as of January 31, 2000) to be utilized for the expansion of the network. The Company has terminated this management agreement effective January 31, 2000, that results in the elimination of any additional expenditures to expand this network.

    During February 1998, the Company completed the formation of an MSO in New York, one-third of which it owns. The owners of the remaining two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven. This relationship through which the Company provided services to approximately 1,700 physicians has been terminated by mutual agreement as of May 2000.

    During July 1997, the Company entered into a management services agreement to manage a network of over 100 physicians in New York. In connection with this transaction, the Company would have been required to expend, in certain circumstances, up to $40.0 million (of which none has been expended as of January 31, 2000) to be utilized for the expansion of the network. The Company has terminated this management agreement effective January 31, 2000, that results in the elimination of any additional expenditures to expand this network.

    During February 1998, the Company completed the formation of an MSO in New York, one-third of which it owns. The owners of the remaining two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven. This relationship through which the Company provided services to approximately 1,700 physicians has been terminated by mutual agreement as of May 2000.

    In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued is generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of January 31, 2000, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above and in April 2000 issued 5,187,627 million shares of Common Stock. This amount is included in the current accrued liabilities on the balance sheet. This relationship was terminated in May 2000.

    In conjunction with the repositioning (as described earlier in "Repositioning"), during the year ended January 31, 1999, the Board of Directors approved a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the year ended January 31, 2000, the Company divested its investments in a surgery center and a physician network and sold its real estate service operations. The Company has nearly completed the process of terminating its management of individual and group practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical services businesses. Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the net realizable value of the remaining assets identified to be divested or disposed was $2.4 million at January 31, 2000 (approximately $0.9 million of which was realized subsequent to January 31, 2000) which has been reflected as an asset held for sale on the balance sheet at January 31, 2000.

    In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim alleging fraudulent inducement and illegality of the management agreement. The Company intends to vigorously prosecute the case and defend the counterclaim. However, if the Company is not successful it could be exposed to a maximum loss of $3.7 million. A reserve has been established to reflect the probable loss.

    In 1999 the Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. As of January 31, 2000 the Company has repurchased approximately 1.3 million shares at a net purchase price of approximately $2.2 million. Through May 3, 2000 the Company has repurchased no additional shares.

    The Company's Common Stock was delisted from the NASDAQ as of the close of business on December 8, 1999. The Company's Common Stock is now trading on the OTC Bulletin Board. As a result, current information regarding bid and asked prices for the Common Stock may be less readily available to brokers, dealers and/or their customers. As a result of reduced availability of current information, there may be a reduction in the liquidity of the market for the Common Stock which, in turn, could result in decreased demand for the Common Stock, a decrease in the stock price and an increase in the spread between the bid and asked prices for the Common Stock.

    During March 1999, the Company obtained a new $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees of 0.0875%. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit, and approximately
$2.0 million was used as cash collateral for a $2.0 million letter of credit. The line of credit is collateralized by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments and requires the Company to comply with customary covenants. Proceeds from asset sales must be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. At January 31, 2000, approximately $10.5 million was outstanding under the line. At May 24, 2000 the outstanding balance was $4.4 million.

    The Company's lender has alleged that the Company is in default of certain non-financial covenants under its revolving line of credit, which alleged defaults are subject to cure within specified periods. The Company disputes this allegation and is currently in negotiations with its lender to resolve this dispute. These negotiations will likely result in reducing the amount available for borrowings under the Company's existing line of credit. However, the Company believes that, assuming the Recapitalization described above under "Repositioning" is effected, cash flow from operations, its available cash, expected cash to be generated from assets held for sale and available borrowings under its revolving line of credit, will be adequate to meet its liquidity needs for the next 12 months although there can be no assurances that this will be the case. The Company's capital needs over the next several years may exceed capital generated from operations.

    The Company anticipates that it will arrange for new working capital financing in conjunction with the proposed Recapitalization. There can be no assurances, however, that the Company will be able to obtain such working capital financing on terms favorable to the Company or at all.

    The Company currently has outstanding $100 million in face amount of Debentures which bear interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15. The next interest installment on the Debentures is due June 15, 2000 with a 30 day grace period and the Debentures mature on June 15, 2003. The Debentures are unsecured obligations of the Company and are guaranteed by certain of the Company's wholly-owned subsidiaries. The Debentures are convertible into Common Stock of the Company, at a conversion price of $28.20 per share, subject to adjustment. The Company has the right to redeem the Debentures at various redemption prices declining from 103.86% of the principal amount to par on and after June 18, 1999. Debentureholders have the right to require the Company to purchase all or any part of their Debentures upon the occurrence of a "change in control" (as defined in the Indenture) on or before June 1, 2003 for 100% of the principal amount thereof, together with accrued and unpaid interest. The commencement by the Company or any subsidiary of any voluntary case or proceeding under any bankruptcy, insolvency, reorganization or other similar law as contemplated by the Recapitalization described above under "Repositioning" would constitute an Event of Default under the Indenture governing the Debentures. The Company has reclassified the Debentures as current as of January 31, 2000, as it is not in full compliance with the terms of the Indenture governing the Debentures.

    In early April 2000, Moody's Investors Service downgraded the Debentures from B3 to Caa3. According to Moody's, this rating action was in response to the Company's declining revenue and continued operating losses in recent quarters. On May 26, 2000, Moody's downgraded the Debentures from Caa3 to C, based on the Company's announcement that it intends to complete the Recapitalization in bankruptcy through the Prepackaged Plan.

    The Company's extensive losses in the past two years, its negative cash flow from operations and its net negative equity position, as well as management's assessment that the Company is unable to retire the Debentures at maturity, raise substantial doubt about the Company's ability to continue as a going concern. In response, the Company has developed plans to improve profitability of its core business operations and to recapitalize the Company by converting the Debentures into common equity as described above in "Repositioning".

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company completed a comprehensive Year 2000 Compliance Program and has not experienced any systems or operational disruptions associated with the Year 2000 issue.

    The costs associated with the Year 2000 Compliance Program totaled approximately $3.0 million, which includes costs for new systems and system upgrades which would have been incurred regardless of the Year 2000 Compliance Program.

RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER MATTERS

    The FASB recently issued statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for the Company's financial statements as of and for the year ended January 31, 1999. This Statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The adoption of SFAS 131 did not affect the Company's results of operations or financial position but did affect the disclosure of segment information.

    In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs will be required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company adopted EITF 97-2 in the fourth quarter ended January 31, 1999. Adoption of this statement reduced reported revenues and expenses for the years ended January 31, 1998 by $65.4 million.

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company is currently assessing the impact the provisions of this SAB will have on the financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

FACTORS TO BE CONSIDERED

    THE PARTS OF THIS ANNUAL REPORT ON FORM 10-K TITLED "BUSINESS", "LEGAL PROCEEDINGS", AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "MAY", "WILL", "SEEK", "PLAN", "EXPECT", "BELIEVE", "ANTICIPATE", "CONTINUE", "ESTIMATE", "PROJECT", "INTEND", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, RESULTS OF OPERATIONS AND FINANCIAL POSITIONS. THE COMPANY WISHES TO ENSURE THAT SUCH STATEMENTS ARE ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS PURSUANT TO THE SAFE HARBOR ESTABLISHED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FORWARD-LOOKING STATEMENTS SHOULD, THEREFORE, BE CONSIDERED IN LIGHT OF VARIOUS IMPORTANT FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND UNDER "BUSINESS-POTENTIAL LIABILITY AND INSURANCE" AND "BUSINESS-GOVERNMENT REGULATION", AND OTHERS SET FORTH FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"). THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.

    References in this section "FACTORS TO BE CONSIDERED" to "ICSL," the "Company," "we," "us," "our Company" and "ourselves" refer to Innovative Clinical Solutions, Ltd. unless the context clearly requires otherwise.

    IF WE ARE UNABLE TO EFFECT THE RECAPITALIZATION, WE MAY NOT BE ABLE TO
     IMPLEMENT OUR STRATEGIC PLAN AND WE MAY DEFAULT ON THE DEBENTURES

    We are currently in a very competitive market. We believe that our strategic plan to establish ourselves as a preeminent market share leader in pharmaceutical contract research industry, specifically clinical trials site management and outcomes research (the "Strategic Plan") is necessary to enable us to stay competitive. If we do not complete the Recapitalization, we will not have funds available to pay the Debentures at maturity and we may be unable to make interest payments due prior to maturity unless there are significant improvements in our financial position. In addition, if we do not complete the Recapitalization:

    - our ability to offer equity incentives to existing management and future employment candidates will be significantly reduced;

    - our ability to demonstrate to pharmaceutical companies and other potential customers our financial stability and ability to complete long-term, expensive clinical trials will be diminished; and

    - our ability to access capital for the implementation of our Strategic Plan, including acquisitions, will be impaired.

    In addition, we do not believe that we will be able to significantly improve our financial position and complete our Strategic Plan without completing the Recapitalization. If we do not complete the Recapitalization through the Prepackaged Plan, we will have to consider other alternatives, including bankruptcy without a prepackaged plan, at or before maturity of the Debentures. The results of these alternatives may be significantly less favorable to the holders of the Debentures and the Company's Common Stock than the Recapitalization.

    COMPLETION OF THE PREPACKAGED PLAN AND THE RECAPITALIZATION MAY DISRUPT OUR
     BUSINESS

    Even if the Prepackaged Plan is confirmed by the bankruptcy court on a timely basis, a bankruptcy proceeding to confirm the Prepackaged Plan could have a material adverse effect on our business. Among other things, it is possible that a bankruptcy proceeding could adversely affect:

    - our relationships with our customers;

    - our relationships with our employees; and

    - our relationships with key suppliers.

    A bankruptcy proceeding will involve expenses and will divert the attention of our management team from operation of our business and implementation of the Strategic Plan.

    WE CANNOT ASSURE YOU THAT THE STRATEGIC PLAN WILL REVERSE OUR HISTORY OF
     OPERATING LOSSES

    We have experienced and continue to experience operating losses. We have not been able to achieve overall profitability since fiscal 1998. We had operating losses of $121.6 million (including a $36.1 million write-down of goodwill and $13.8 million write-down of notes receivable), for the year ended January 31, 2000. Our extensive losses over the past two years, our negative cash flows from operations and our net negative equity position, as well as our assessment that we will be unable to retire the Debentures at maturity, raise substantial doubt as to our ability to continue as a going concern, resulting in a qualified opinion from our independent accountants. Although we have been profitable in the past, and we have developed plans to improve the profitability of our core business operations, we cannot assure you even if we successfully implement the Recapitalization that the Strategic Plan will lead to profitability or that we will be able to maintain profitability, if achieved, on a short or long-term basis.

    WE EXPECT TO EXPAND OUR BUSINESS RAPIDLY AND WE MUST PROPERLY MANAGE THAT
     EXPANSION

    Our Strategic Plan calls for substantial expansion, particularly over the next few years. This may strain our operational, human and financial resources, particularly if we are unable to complete the Recapitalization. In order to manage expansion, we must:

    - continue to improve our operating, administrative and information systems;

    - attract and retain qualified management, sales, professional, scientific and technical operating personnel; and

    - attract and retain sufficient business customers to support our expanded infrastructure.

    Also, if an acquired business does not meet our performance expectations, we may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. If we are not able to properly manage our expansion, we will experience a material adverse effect on our business and results of operations.

    OUR STRATEGIC PLAN DEPENDS ON OUR ABILITY TO CONTRACT WITH PROVIDERS AND GET
     OUR CUSTOMERS TO ACCEPT OUR APPROACH

    Our Strategic Plan depends upon our ability to contract with providers, acquire sites and integrate our network management, healthcare research and clinical studies operations. In order to accomplish this, we must demonstrate to providers and potential acquisition targets that our business plan will benefit them. We also must demonstrate to pharmaceutical companies and other research organizations that the integration of our operations will benefit their product development and testing. In some instances, pharmaceutical companies have been reluctant to conduct all or a substantial portion of their clinical trials with a single provider because the failure of that provider could result in a substantial delay or cancellation of a project. Some providers are reluctant to associate themselves with clinical research companies because of the increased demand on their time or the perceived intrusion on their patients. Accordingly, there can be no assurance that we will be able to integrate our clinical trials, healthcare research and network management operations or that our customers will accept this business model.

    WE RELY ON HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL WHO MAY NOT
     REMAIN WITH US

    We rely on a number of key executives, including Michael T. Heffernan, our President, Chief Executive Officer and Chairman, Gary S. Gillheeney, our Chief Financial Officer and Treasurer, John Wardle, our Chief Operating Officer--Network Management, R. Adrian Otte, M.D., our Chief Operating Officer--Clinical Studies and Healthcare Research, and Bryan B. Dieter, our Chief Information Officer. We do not maintain key-person life insurance on the members of our executive management team. We will enter into agreements containing non-competition restrictions with our senior officers in connection with the completion of the Recapitalization. We expect to have employment agreements with most of our senior officers but if any of these key executives leaves the Company, it could have a material adverse effect on us. In addition, in order to compete effectively, we must attract and maintain qualified sales, professional, scientific and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees is intense. We may not be successful in attracting or retaining key personnel.

    WE DEPEND ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF OUR
     BUSINESS

    We primarily depend on research and development expenditures by pharmaceutical and biotechnology companies. Our operations could be materially and adversely affected if:

    - our clients experience financial problems or are affected by a general economic downturn;

    - consolidation in the drug or biotechnology industries leads to a smaller client base; or

    - our clients reduce their research and development expenditures.

    THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT
     OUR FINANCIAL PERFORMANCE

    Although our clinical research study contracts typically provide that we are entitled to receive fees earned through the date of termination, as well as all non-cancelable costs, generally, our clients can terminate their contracts with us upon short notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including:

    - products being tested fail to satisfy safety requirements;

    - products have unexpected or undesired clinical results;

    - the client decides to forego a particular study, perhaps for economic reasons; or

    - not enough patients enroll in the study.

    In addition, we believe that drug companies may proceed with fewer clinical trials if they are trying to reduce costs. These factors may cause drug companies to cancel or delay contracts with clinical research companies at a higher rate than in the past. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on our financial performance.

    WE MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE OR INTEGRATE
     ANY FUTURE ACQUISITIONS

    We will rely on our ability to make strategic acquisitions and enter into strategic relationships to implement our Strategic Plan. We expect to make a number of acquisitions and will continue to review future acquisition opportunities. We may not be able to acquire companies on terms and conditions acceptable to us. In addition, we face several obstacles in connection with the acquisitions we do consummate, including:

    - difficulties and expenses in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies;

    - Loss of customers during the integration period;

    - diversion of management attention from other business concerns;

    - loss of some or all of the key employees of the acquired company; and

    - entering markets in which we have limited prior experience

    To integrate acquired companies, we must install and standardize adequate managerial, operational and control systems, implement marketing efforts in new and existing locations, employ qualified personnel to provide technical and marketing support for our various operating sites, and continue to expand our managerial, operational, technical and financial resources. Failure to integrate our existing and future operations or successfully manage our increasing size may result in significant operating inefficiencies and cause a significant strain on our managerial, operational and financial resources.

    If we are unable to complete strategic acquisitions or enter into strategic relationships, our ability to complete our Strategic Plan will be adversely affected.

    OUR BUSINESS DEPENDS ON CONTINUED COMPREHENSIVE GOVERNMENTAL REGULATION OF
     THE DRUG DEVELOPMENT PROCESS AND OUR COMPLIANCE WITH THOSE REGULATIONS

    In the United States, governmental regulation of the drug development process is extensive and complicated. A significant aspect of the value we add for our customers is our ability to navigate the complex regulatory scheme quickly and accurately. If these regulations were significantly reduced, our customers might not require our services to the same extent as they do currently and our business and results of operations could be materially and adversely affected.

    Medical and pharmaceutical research involving human subjects is extensively regulated by both state and federal governments. These regulations pertain to a variety of issues, including, among others, informed consent, patient privacy and safety. Certain categories of patients, such as people being treated for drug or alcohol abuse and people who are HIV positive are provided special additional protections. Our failure or inability to comply with these regulations could result in termination of our ongoing research, disqualification of research data, or substantial monetary penalties which could have a material adverse effect on our business and results of operations.

    In addition, medical and pharmaceutical research may involve the use of radioactive material, exposure to blood borne pathogens, and the creation of hazardous medical waste, all of which are subject to substantial state and federal regulation. Failure to comply with applicable regulations could have a material adverse effect on our business. Governmental agencies also could impose costly additional requirements to ensure compliance, levy substantial monetary penalties, terminate ongoing research or prohibit a planned project from going forward.

    WE MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM

    In the last few years, the U.S. Congress has entertained several comprehensive health care reform proposals to control growing health care costs. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of these proposals have been enacted into law, they may be enacted in the future. If any of these proposals becomes law, drug and biotechnology companies may react by spending less on research and development. If this were to occur, we would have fewer business opportunities. We are unable to predict the likelihood that health care reform proposals will be enacted into law or the effect such laws would have on our business.

    WE FACE INTENSE COMPETITION

    We primarily compete against dedicated research sites, independent group physician practices, full service contract research organizations and, to a lesser extent, universities, teaching hospitals and other site management organizations. Some of these competitors have greater capital, technical and other resources than we do. Investigative site management organizations generally compete on the basis of:

    - the ability to recruit investigators and patients;

    - previous experience;

    - medical and scientific expertise in specific therapeutic areas;

    - the quality of services;

    - the ability to integrate information technology with systems to improve the efficiency of clinical research;

    - financial strength and stability; and

    - price.

    WE MAY NOT HAVE ADEQUATE INSURANCE AND MAY HAVE SUBSTANTIAL EXPOSURE TO
     PAYMENT OF PERSONAL INJURY CLAIMS

    Clinical research services primarily involve the testing of experimental drugs on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a drug approved by regulatory authorities due to, among other reasons, unforeseen adverse side effects or improper administration of the new drug by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death.

    In addition, our Strategic Plan calls for the use and sharing of confidential patient information. Although we believe that we maintain patient confidentiality procedures that are adequate to protect confidential patient information, privacy laws and regulations are constantly changing and subject to judicial interpretation. For example, the federal government recently issued new regulations regarding electronic medical records and privacy. We could face substantial liability if we were to be found liable for breaching the confidentiality of our patients. Our financial stability could be materially and adversely affected if we had to pay damages or incur defense costs in connection with a claim that is outside the scope of, or beyond the limits of, our insurance coverage. In addition, we could be materially and adversely affected if our liability exceeds the amount of our insurance. We may not be able to continue to secure insurance on acceptable terms.

    IF WE ARE FOUND TO HAVE VIOLATED THE CORPORATE PRACTICE OF MEDICINE OR THE
     FEE-SPLITTING STATUTES, WE COULD BE SUBJECT TO FINES AND OTHER CONSEQUENCES

    The health care industry and physicians' medical practices are highly regulated at the state and federal levels. At the state level, all state laws restrict the unlicensed practice of medicine, and many states also prohibit the splitting or sharing of fees with non-physician entities and the enforcement of non-competition agreements against physicians. Many states also prohibit the "corporate practice of medicine" by an unlicensed corporation or other non-physician entity that employs physicians. We have substantially divested our physician practices. Instead, we manage physician groups, and the physicians continue to be employed at the group level by professional associations or corporations, which are specifically authorized under most state laws to employ physicians.

    Numerous state fee-splitting laws provide that a violation occurs only if a physician shares fees with a referral source. We are not a referral source for our managed groups, and therefore the fee-splitting laws in those states should not restrict the payment of a management fee by the physician groups to us. In Florida, however, the Board of Medicine has interpreted the Florida fee-splitting law very broadly so as to arguably include the payment of any percentage-based management fee, even to a management company that does not refer patients to the managed group. Because of the structure of our relationships with our affiliated physician groups and managed IPAs, and because of the recent broad fee-splitting interpretation in the State of Florida, there can be no assurance that review of our business by courts or other regulatory authorities both in Florida and elsewhere will not result in determinations that could adversely affect our financial condition or results of operations. If we were found to have violated the corporate practice of medicine or fee-splitting statutes, possible consequences could include revocation or suspension of the physicians' licenses, unenforceable contracts, and/or liability for contract damages resulting in reduced revenue and/or higher costs.

    INSURANCE REGULATIONS MAY INCREASE OUR COST AND REDUCE OUR REVENUE

    Our managed IPAs enter into contracts and joint ventures with licensed insurance companies, such as HMOs, whereby the IPAs may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to members will exceed the premiums received. To the extent that the IPAs subcontract with physicians or other providers for those physicians or other providers to provide services on a fee-for-service basis, the managed IPAs may be deemed to be in the business of insurance, and thus subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs resulting in increased costs to the managed IPAs, and corresponding reduced revenue.

    WE MAY NOT BE ABLE TO LIST OUR NEW COMMON STOCK ON NASDAQ AND THIS MAY
     IMPAIR THE LIQUIDITY OF OUR NEW COMMON STOCK

    If we are unable to list the New Common Stock on NASDAQ, the ability of our stockholders to trade the New Common Stock may be adversely affected. On December 8, 1999 our Common Stock was delisted by NASDAQ because we failed to maintain net tangible asset and stock price thresholds required for NASDAQ listing. In order to restore our listing on NASDAQ, we are required to meet certain threshold requirements. To date, we have not achieved those threshold criteria. Our existing Common Stock currently is traded on the Over-the-Counter Bulletin Board and there can be no assurances that the Recapitalization will be effected or, if effected, that we will be able to list our New Common Stock on NASDAQ or that any trading market for our New Common Stock will develop or be sustained. Although we are committed to use our reasonable best efforts to do so, if we are unable to list the New Common Stock on NASDAQ, it may be difficult to make purchases and sales of the New Common Stock or obtain timely and accurate quotations with respect to trading of the New Common Stock. Failure to obtain the listing of our New Common Stock on NASDAQ could adversely impact the liquidity of our New Common Stock and may make it difficult to trade shares of our New Common Stock.

    CURRENTLY WE ARE CONTROLLED BY OUR EXISTING MANAGEMENT

    All of the Company's executive officers and directors as a group beneficially own approximately 24.7% of the outstanding shares of Common Stock. As a result, such executive officers and directors, should they choose to act together, may be able to exert effective control over the outcome of corporate actions requiring stockholder approval and to control the election of the Company's Board of Directors. Following the Recapitalization, if it occurs, our former Debentureholders will own approximately 90% of our undiluted capital stock. Nearly 50% of our undiluted capital stock will be controlled by one former Debentureholder.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material effect on income or cash flows for the year ended January 31, 2001, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to Item 8 of Part II is included herein as to the Company's financial statements and financial statement schedules filed with this report; See Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information pertaining to the Company's directors and executive officers.

NAME                                     CURRENT POSITION
----                                     ----------------
Michael T. Heffernan...................  Chairman of the Board of Directors, Chief Executive
                                         Officer, President and Director
Bryan B. Dieter........................  Chief Information Officer
Gary S. Gillheeney.....................  Chief Financial Officer and Treasurer
R. Adrian Otte, M.D....................  Chief Operating Officer for Clinical Studies and
                                         Healthcare Research
John Wardle............................  Chief Operating Officer for Network Management
Hugh L. Carey..........................  Director
Abraham D. Gosman......................  Director
David M. Livingston, M.D...............  Director
Kevin E. Moley.........................  Director
Eric Moskow, M.D.......................  Director

    Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

    MICHAEL T. HEFFERNAN, age 35, since July 1999 has served as Chairman of the Board of Directors and Chief Executive Officer, as President of the Company since December 1998, as Co-Chief Executive Officer from April 1999 to July 1999 and as a director of the Company since February 1998. He also serves as the Chief Executive Officer of the Company's subsidiary Clinical Studies, Ltd. ("CSL"), a multi-therapeutic site management organization acquired by the Company in October 1997. Prior to the Company's acquisition of CSL,
Mr. Heffernan served as the President and Chief Executive Officer of CSL, a position he held since 1995. From 1993 to 1995, Mr. Heffernan served as a Regional Manager with Eli Lilly & Company.

    BRYAN B. DIETER, age 42, has served as Chief Information Officer of the Company since April 1999. From 1997 to April 1999 he was Director of Corporate Development at IDX Systems Corporation. He also served as Senior Vice President of Healthcare Informatics at Medaphis Corporation from 1995 until 1997. He was also the founder and President of Decision Support Group, a healthcare information systems consulting company from 1991 to 1995.

    GARY S. GILLHEENEY, age 45, has served as Chief Financial Officer and Treasurer of the Company since August 1999. Previously, he held several senior management positions with Providence Energy Corporation, including Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary from 1996 until 1999, Vice President Financial Information Services and Treasurer from 1994 until 1996, and as Controller from 1989 until 1994.

    R. ADRIAN OTTE, M.D., age 44, has served as Chief Operating Officer for Clinical Studies and Healthcare Research, of the Company since July 1999. From 1997 until 1999, he served as Vice President of Medical Research for Zeneca Pharmaceuticals. He held various positions at PAREXEL International in Europe and the U.S. from 1991 to 1997, including Senior Vice President of Medical and Site Management Services. Prior to joining PAREXEL International he spent ten years at Solvay Pharmaceuticals as the Head of Clinical Research Europe.

    JOHN WARDLE, age 45, has served as the Chief Operating Officer for Network Management of the Company since April 1999. Previously, he served as Senior Vice President of United Healthcare of New England from July 1997 to April 1999.
Mr. Wardle served as the General Manager for External

Affairs at Southern Health Care from November 1995 to July 1997. He also served United HealthCare Corporation as a Vice President from May 1994 to
November 1995 and as a Director of Subsidiary Network Development from
June 1993 to May 1994.

    HUGH L. CAREY, age 80, has served as a director of the Company since February 1996. Currently, he is of counsel to the New York law firm of Whitman Breed Abbott & Morgan. He served as an Executive Vice President of W.R. Grace & Company from 1987 to December 1995. He was Governor of the State of New York from 1975 to 1983 and a member of Congress from 1960 until 1975. He is currently a director of Triarc Companies, Inc. and China Trust Bank.

    ABRAHAM D. GOSMAN, age 71, has served as a director of this Company since its inception in 1995. From June 1994 until July 1999 he served as the Chairman of the Board of Directors and Co-Chief Executive Officer of the Company.
Mr. Gosman has served as Chairman of the Board of CareMatrix Corporation, an assisted living development and management company, since October 1996 and as its Chief Executive Officer since April 1999. Previously, Mr. Gosman was the Chief Executive Officer of The Mediplex Group, Inc. ("Mediplex"), a diversified health care company, from its inception in 1982 to September 1988 and from August 1990 to June 1994. In addition, Mr. Gosman served as Chairman of the Board of Meditrust Corporation and Chairman of the Board, Chief Executive Officer and Treasurer of Meditrust Operating Company from November 1997 to August 1998 and Chairman of the Board and Chief Executive Officer of their predecessor, Meditrust, from its inception in 1985 until November 1997.

    DAVID M. LIVINGSTON, M.D., age 58, has served as a director of the Company since January 1996. Dr. Livingston has previously served as Director of Dana-Farber Cancer Institute in Boston, Massachusetts and has been employed as a physician at the Institute since 1973. He currently serves as Chairman of the Institute's Executive Committee for Research and as a Trustee of the Institute. He is also the Emil Frei Professor of Medicine and Genetics at Harvard Medical School where he has taught since 1973.

    KEVIN E. MOLEY, age 53, has served as a director of the Company since February 1999. From March to October of 1998, Mr. Moley was an executive consultant to Kinetra LLC. He served as President and Chief Executive Officer of Integrated Medical Systems, Inc. from January 1996 to March 1998. From
February 1993 to January 1996, he served as Senior Vice President to PCS Health Systems, Inc. During the Administration of President George Bush, Mr. Moley served in the United States Department of Health and Human Services in various capacities including as a member of the Transition Team from February to May of 1989, as an Assistant Secretary for Management and Budget from May 1989 to November 1991, and as a Deputy Secretary from November 1991 to January 1993.
Mr. Moley served as the Chairman of the Board of Patient Care Dynamics from November 1998 until December 1999. Mr. Moley served as a director of each of Cephalon, Inc., Merge Technology Inc. and Per Se Technology since March 1994, February 1998, and April 1998, respectively. Mr. Moley has also served as a director of Proxy Med since June 1999.

    ERIC MOSKOW, M.D., age 41, has served as a director of the Company since September 1996 and was Executive Vice President of Strategic Planning of the Company from September 1996 until February 2000. He founded Physician's Choice Management, LLC in October 1995 and served as its Executive Vice President from October 1995 to October 1996. Prior to establishing Physician's Choice, he served as Medical Director for Mediplex of Ridgefield from November 1994 to August 1996 and as Associate Medical Director for US Healthcare in Connecticut from 1988 to 1992. Dr. Moskow is board-certified in internal medicine and served as President of the Family Medical Associates of Ridgefield for nine years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    To the Company's knowledge, each person who, by virtue of his, her, or its position with the Company or ownership of the Company's capital stock, is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, has timely filed such reports, except that Dr. Otte did not timely file a Form 3 with the Securities Exchange Commission in connection with his appointment as an executive officer of the Company on July 12, 1999. Dr. Otte's holdings which were to have been reported on Form 3 were subsequently reported on a Form 5 filed with the Securities and Exchange Commission on March 16, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Officers who are members of the Board of Directors do not receive compensation for serving on the Board. Each other member of the Board receives annual compensation of $15,000 for serving on the Board, plus a fee of $1,000 for each Board of Directors meeting attended. In addition, such directors receive an additional fee of $500 for each committee meeting attended, except that only one fee will be paid in the event that more than one such meeting is held on a single day. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties. Each director who is a member of the Equity Incentive and Compensation Committee on the first business day following each annual meeting of the stockholders will receive an option to purchase 2,500 shares of Common Stock. Any of such options granted to a member of the Equity Incentive and Compensation Committee under the Equity Plan will be exercisable one year following the date of grant.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table contains a summary of the compensation paid or accrued during the fiscal years ended January 31, 1998, 1999 and 2000 to the Chief Executive Officer of the Company and the four other named executive officers (the "Named Executive Officers").

                                                                        LONG TERM
                                          ANNUAL COMPENSATION      COMPENSATION AWARDS
                                        ------------------------   -------------------
                                                       BONUS           SECURITIES          ALL OTHER
         NAME AND                        SALARY    COMPENSATION    UNDERLYING OPTIONS    COMPENSATION
    PRINCIPAL POSITION         YEAR       ($)           ($)                (#)                ($)
---------------------------  --------   --------   -------------   -------------------   -------------
Abraham D. Gosman (1)......    2000     131,250            --                 --                 --
  Former Chairman and          1999     225,000            --                 --                 --
  Co-Chief Executive           1998     225,000            --                 --                 --
  Officer

Michael T. Heffernan.......    2000     203,313       100,000            300,000                 --
  Chairman, President,         1999     214,842       100,000                 --                 --
  Chief Executive Officer      1998     200,000        75,295            300,000                720(4)

James M. Hogan, M.D. (3)...    2000     188,277            --                 --            350,000
  Chief Medical Officer        1999     507,200            --                 --                 --

Bryan B. Dieter (5)........    2000     183,333        36,667            100,000                 --
  Chief Information Officer

R. Adrian Otte, M.D. (2)...    2000     218,710        27,542            200,000                 --
  Chief Operating Officer
  Clinical Studies &
  Healthcare Research

John Wardle (6)............    2000     173,519        53,050            100,000                 --
  Chief Operating Officer
  Network Management

------------------------

(1) Mr. Gosman resigned as Chairman and Co-Chief Executive Officer in
    July 1999.

(2) Dr. Otte became an executive officer of the Company in July 1999.

(3) Dr. Hogan joined the Company in December 1997 and became an executive officer of the Company in December 1998. He terminated his employment in June 1999 and is receiving severance of $350,000 in semi-monthly installments until March 17, 2000.

(4) Represents life insurance premiums paid by the Company.

(5) Mr. Dieter became an executive officer of the Company in February 1999.

(6) Mr. Wardle became an executive officer of the Company in April 1999.

STOCK OPTION GRANTS

                  STOCK OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                                                                                        VALUE
                                                                                                  AT ASSUMED ANNUAL
                                                       INDIVIDUAL GRANTS                              RATES OF
                                  -----------------------------------------------------------        STOCK PRICE
                                      NUMBER          PERCENT OF                                    APPRECIATION
                                        OF              TOTAL                                        FOR OPTION
                                    SECURITIES         OPTIONS       EXERCISE OR                    TERMS ($) (2)
                                    UNDERLYING        GRANTED TO        BASE                    ---------------------
                                      OPTIONS         EMPLOYEES         PRICE      EXPIRATION     FIVE         TEN
NAME                              GRANTED (#) (1)   IN FISCAL YEAR    ($/SHARE)       DATE       PERCENT     PERCENT
----                              ---------------   --------------   -----------   ----------   ---------   ---------
M. Heffernan....................      300,000            22.8%         $1.6250      05/01/09    $306,586    $776,949
B. Dieter.......................      100,000             7.6%         $1.6875      04/01/09    $106,126    $268,944
R. Otte.........................      200,000            15.2%         $1.3750      08/01/09    $172,946    $438,279
J. Wardle.......................      100,000             7.6%         $1.6250      05/01/09    $102,195    $258,983

------------------------

(1) All options were granted at a purchase price of 100% of the fair market value of ICSL common stock on the date of grant.

(2) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the price of ICSL Common Stock. At a 5% and 10% annual rate of stock price appreciation, the stock price would be approximately $2.75 and $4.38 at the end of the ten-year term of the options granted April 1, 1999. The corresponding stock prices for options granted May 1, 1999, would be $2.65 and $4.21, and for August 1, 1999 would be $2.24 and $3.57, respectively.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                        SHARES                       UNDERLYING               VALUE OF UNEXERCISED
                                       ACQUIRED                  UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                          ON       VALUE       AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)
                                       EXERCISE   REALIZED   ---------------------------   ---------------------------
NAME                                     (#)        ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                   --------   --------   -----------   -------------   -----------   -------------
M. Heffernan.........................   -0-        -0-         300,000        300,000        -0-           -0-
B. Dieter............................   -0-        -0-          33,333         66,667        -0-           -0-
R. Otte..............................   -0-        -0-             -0-        200,000        -0-           -0-
J. Wardle............................   -0-        -0-          33,333         66,667        -0-           -0-

EMPLOYMENT AGREEMENTS

    In connection with the Company's acquisition of Clinical Studies, Ltd. ("CSL"), on October 14, 1997, the Company entered into an employment agreement with Mr. Heffernan to be the Chief Executive Officer of CSL. The agreement provides for an initial three-year term (expiring on October 14, 2000), that may be renewed upon agreement of the parties. The base salary for Mr. Heffernan under the agreement is $200,000 per year, plus a guaranteed bonus of $100,000 per year, payable in quarterly installments. The agreement also provides for the grant of an option to purchase 300,000 shares of the Common Stock of the Company at $16.25 per share (the price per share of the Common Stock as of the date of the agreement), which option is exercisable in three annual installments of 100,000 shares commencing on October 14, 1998. In addition, Mr. Heffernan is entitled to receive other bonuses and benefits that may be offered by the Company to its executive officers. The agreement may be terminated by the Company without cause effective immediately upon delivery of written notice by the Company to Mr. Heffernan. Mr. Heffernan may terminate the agreement upon delivery of written notice to the Company if the Company (i) fails to pay any sums due under the agreement, (ii) reassigns Mr. Heffernan from Providence, Rhode Island without his consent, or (iii) materially changes his employment duties without his consent. If the agreement is terminated by the Company without cause or by Mr. Heffernan for one of the reasons noted in the preceding sentence, Mr. Heffernan shall continue to receive his salary and guaranteed bonus for a period of 18 months after such a termination or for the remainder of the term of the agreement, whichever is longer. In the event of a "change in control" (as defined in the agreement) of the Company or CSL during the term of the agreement, Mr. Heffernan is entitled to receive a bonus payment from the Company equal to 2.99 times the sum of his salary and guaranteed annual bonus. The agreement contains restrictive covenants prohibiting Mr. Heffernan from competing with the Company, or soliciting employees of the Company to leave, during his employment and for a period equal to the longer of (i) one year after termination of the agreement or (ii) the period during which Mr. Heffernan is paid as a result of a termination of the agreement by the Company without cause or by Mr. Heffernan for cause.

    On January 27, 1997, the Company entered into an employment agreement with James M. Hogan, M.D. The agreement provides for an initial three-year term ending March 17, 2000, which is automatically renewed for successive one year periods unless either the Company or Dr. Hogan provides a written notice of an election not to renew at least 60 days but not more than 180 days before the termination of the agreement. The base salary for Dr. Hogan under the agreement is $500,000 per year, plus such benefits and bonuses as the Company in its sole discretion may grant to him. The agreement also provides for the grant of an option to purchase 100,000 shares of Common Stock at $12.50 per share (the fair market value of the Common Stock on the date of the agreement), which option is exercisable in three annual installments commencing on March 17, 1998. In addition, Dr. Hogan is entitled to receive other bonuses and benefits that may be offered by the Company to its executive officers. The Company may terminate the agreement on 30 days written notice to Dr. Hogan. In addition, the Company may terminate the agreement with cause if Dr. Hogan engages in certain proscribed behavior. Dr. Hogan may terminate the agreement on 30 days written notice to the Company if the Company fails to honor the terms of the agreement, upon a change of control of the Company or if a material change in his title, responsibilities, salary or benefits occurs. If the agreement is terminated by the Company without cause or by Dr. Hogan for one of the reasons noted in the immediately preceding sentence, Dr. Hogan shall continue to receive his salary for a period of 12 months after such termination or for the remainder of the term of the agreement, whichever is longer. The agreement contains restrictive covenants prohibiting Dr. Hogan from competing with the Company, or soliciting employees of the Company to leave during his employment or for a period equal to the longer of (i) one year after the termination of the agreement or (ii) the period during which Dr. Hogan is paid as a result of a termination of the agreement by the Company without cause or by Dr. Hogan for cause. Dr. Hogan left the Company June 11, 1999 and is receiving severance totaling $350,000 in equal semi-monthly installments through March 17, 2000.

    During 1999 the Company provided offer letters (the "Offer Letters," each an "Offer Letter") to the following 3 Named Executive Officers: Dr. R. Adrian Otte, Chief Operating Officer, Clinical Studies and Healthcare Research; Mr. John Wardle, Chief Operating Officer, Network Management, and Mr. Bryan B. Dieter, Chief Information Officer. The Company also, in 1999, provided an Offer Letter to executive officer, Mr. Gary S. Gillheeney, Chief Financial Officer and Treasurer. Each Offer Letter was acknowledged and agreed to by the respective executive officers.

    Under Dr. Otte's Offer Letter, dated May 21, 1999, his base salary is established at $250,000 annually, with an annual bonus of $50,000, to be paid quarterly, on the achievement of certain targeted goals. If 20% above the target goals is realized, Dr. Otte will receive an additional $25,000. The $50,000 target bonus is guaranteed for the first year only. In addition, Dr. Otte's Offer Letter provides for an initial grant of options to purchase 200,000 shares of Company Common Stock, priced as of the close of business on May 28, 1999, which are reflected in the Option Grant Table. The stock options vest over a 3 year period in approximately equal increments; however, on a material change in ownership of the Company, all outstanding options will automatically vest. Also under the terms of the Offer Letter, Dr. Otte will receive one year of base compensation in case of his termination by the Company without cause.
Dr. Otte's Offer Letter also includes certain relocation provisions such as the payment of moving costs, closing costs and realtors' fees for the purchase of a new residence, and up to $10,000 for temporary living expenses.

    Mr. Wardle's Offer Letter, dated March 2, 1999, indicates that Mr. Wardle is to be paid a base salary of $210,000 annually and receive a $10,000 sign-on bonus. The Officer Letter further provides for the receipt of a $25,000 maximum annual bonus predicated on the achievement of certain mutually agreed upon Company and personal performance objectives. Mr. Wardle also received an initial grant of options to purchase 100,000 shares of Company Common Stock, priced as of the close of business April 30, 1999, with a 3 year vesting period which are reflected in the Option Grants Table. The vesting period for the options is accelerated with a material change in control of the Company. The Offer Letter also contains the provision that Mr. Wardle will receive one year of his base compensation and the payment of COBRA premiums in the event of his termination by the Company without cause or as a result of a material change in his responsibilities, reporting relationships or location.

    The Offer Letter of Mr. Dieter is dated January 20, 1999 and provides for a base salary of $200,000 annually with a bonus potential of 20% of base salary if certain Company and personal performance goals are met. Mr. Dieter, under the terms of his Offer Letter, also received options to purchase 100,000 shares of Company Common Stock under the same terms, except for the strike price, as those granted to Mr. Wardle. Mr. Dieter's Offer Letter also provides for certain relocation benefits which are identical to those described for Dr. Otte. Under the Offer Letter, Mr. Dieter will receive one year of his base compensation in the event of his termination by the Company without cause or as a result of a material change in his responsibilities, reporting relationships or location.

    Mr. Gillheeney's Offer Letter, dated August 9, 1999, indicates that he is to be paid a base salary of $175,000 annually with an initial sign-on bonus of $10,000. Mr. Gillheeney's base salary was subsequently increased to $200,000. Also under the terms of the Offer Letter, Mr. Gillheeney has the potential to receive up to 25% of his base annual salary as a bonus on the achievement of certain performance objectives, both Company and personal. In addition, Mr. Gillheeney received options to purchase 100,000 shares of Company Common Stock under the same terms, except for the strike price, as those granted to Mr. Wardle and Mr. Dieter. The Offer Letter also contains severance benefits as described under Mr. Wardle's Offer Letter.

    All four Offer Letters indicate that benefits are to be received by the executives as indicated under Company policies, except that Mr. Wardle's Offer Letter provides that COBRA payments are to be reimbursed for 6 months.

    Upon completion of the Recapitalization, Mr. Heffernan will receive a payment in the amount of $897,000 in accordance with his employment agreement and each of the other executive officers will receive a cash retention bonus of $200,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of May 3, 2000 (unless otherwise indicated), certain information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Stock, by each director and each of the Named Executive Officers of the Company and by all current directors and executive officers as a group. Except as indicated in the footnotes, all of such shares of Common Stock set forth in the following table are owned directly, and the indicated person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person:

                                                                 AMOUNT OF BENEFICIAL OWNERSHIP
                                                              -------------------------------------
                                                              SHARES BENEFICIALLY    PERCENTAGE OF
                                                                     OWNED          OUTSTANDING (1)
                                                              -------------------   ---------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Michael T. Heffernan (2)....................................         519,493               1.4%
Bryan B. Dieter (3).........................................          33,333                 *
John Wardle (4).............................................          38,333                 *
R. Adrian Otte, M.D.........................................              --                 *
Hugh L. Carey...............................................           7,500                 *
Abraham D. Gosman (5).......................................       8,537,126              23.0
David M. Livingston, M.D....................................              --                 *
Kevin E. Moley..............................................              --                 *
Eric Moskow, M.D. (6).......................................          62,423                 *

All current directors and executive officers as a group
  (10 persons) (7)..........................................       9,198,208              24.7

OTHER 5% STOCKHOLDERS
  Suffolk Construction Company, Inc. (8)....................       4,286,126              11.5
  Hartz & Hartz, Ltd. (9)...................................       5,230,212              14.1

------------------------

*   Less than one percent.

(1) Based upon a total of 37,198,845 shares of Common Stock outstanding on May 3, 2000.

(2) Includes 300,000 shares that Mr. Heffernan has the right to acquire upon exercise of an option.

(3) Includes 33,333 shares Mr. Dieter has the right to acquire upon exercise of an option.

(4) Includes 33,333 shares Mr. Wardle has the right to acquire upon exercise of an option.

(5) Includes (i) 4,018,707 shares held by Chancellor Partners Limited Partnership I ("CPLP I") and (ii) 2,000,000 shares held in a revocable trust. The sole general partner of CPLP I is CLP, Inc., which has sole voting and dispositive powers as to the securities held by CPLP I.
    Mr. Gosman is the sole stockholder and director of CLP, Inc. Mr. Gosman's business address is ICSL Ltd., 3801 PGA Boulevard, Suite 901, Palm Beach Gardens, Florida 33410.

(6) Includes 12,101 shares held of record by Physician's Choice Management, LLC. Dr. Moskow's options were cancelled February 1, 2000 when he terminated as an employee and became a consultant.

(7) Includes 366,666 shares that the current directors and executive officers have the right to acquire upon exercise of options.

(8) On February 24, 2000 a 13G filing was made by Suffolk Construction
    Company Inc. stating that it has shared voting power with respect to 4,286,126 shares subject to a security interest pursuant to two stock pledge agreements dated July 27, 1999. The address of Suffolk Construction
    Company Inc. is 65 Allerton Street, Boston, MA 02119.

(9) Based solely on information provided to the Company in Form 3 and
    Schedule 13G filed jointly by Susan M. Hartz and Stuart C. Hartz, each a 50% owner of Hartz & Hartz, Ltd. ("Hartz"). According to Schedule 13G, Hartz is the beneficial owner of 5,373,609 shares of Common Stock. According to Form 3, 5,230,212 of these shares are owned directly by Hartz, 35,000 of such shares are owned directly by Stuart C. Hartz, and 38,397 of such shares are owned directly by Susan M. Hartz. The figure also includes options held by Stuart C. Hartz and Susan M. Hartz, exercisable within 60 days, to purchase 45,000 shares and 25,000 shares, respectively. Hartz may be deemed to be the indirect beneficial owner of shares directly held by Stuart C. Hartz and Susan M. Hartz. Each of Susan M. Hartz and Stuart C. Hartz may be deemed to be the beneficial owners of each other's directly owned shares and of shares directly owned by Hartz. The address of Hartz is 4 Malt Lane, Lexington, MA 02421.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Prior to the sale of its DASCO real estate services operations in August 1999, the Company provided construction management, development marketing and consulting services to entities principally owned by Abraham D. Gosman (former Chairman of the Board and former Chief Executive Officer) in connection with the development and operation by such entities of several healthcare related facilities (including a medical office building and a retirement community). During the years ended January 31, 1999 and 1998, the Company recorded revenues in the amount of $1.4 million and $10.5 million, respectively, related to such services. The Company provided these services to such affiliated parties on terms no more or less favorable to the Company than those provided to unaffiliated parties.

    During fiscal 1999, the Company advanced $10.9 million, which is reflected in advances to stockholders and other assets at January 31, 1999, to Chancellor Development Corp., a company principally owned by Mr. Gosman relating to the development of a healthcare facility and retirement community. This
$10.9 million is evidenced by a note due July 2000 which accrues interest at the prime rate and is guaranteed by Mr. Gosman. To secure his obligation under the guarantee, Mr. Gosman pledged the stock of another company principally owned by him ("Windrows") and (subject to prior pledges) 8.2 million shares of Company Common Stock ("ICSL Pledged Shares"). Until the note has been repaid in full, the Company has the right to vote the ISCL Pledged Shares, subject to the rights of any prior pledgee. During November 1999, the Company agreed to waive claims for interest on the note through the maturity date in consideration of waivers of claims for unpaid rent with respect to certain leases and the termination or amendment of these leases.

    Since the ICSL Pledged Stock is subject to a prior pledge, the principal security for the note is the guarantee and the Windrows stock. Windrows sole asset is a 295 unit retirement community development in Princeton, New Jersey which is substantially complete. At the time of the $10.9 million advance, profits from unit sales were expected to be available to repay the note on maturity in July 2000. However, delays in construction resulted in significantly increased development costs and delays in unit sales, requiring Windrows to increase its construction financing in December 1999. While approximately 35% of the units have been sold or are under contract, Windrows anticipates a sell-out of the remaining units over the next 24 months. The increased leverage and sell-out delays have reduced Windrows' residual interest in the project and, correspondingly, the value of the Company's collateral. In view of the reduction in Windrow's residual interest and the delays and uncertainties inherent in proceeding against the Windrows stock and its underlying assets, in January 2000, the Company completely wrote off the note. Notwithstanding the write down, the Company is evaluating and intends to pursue its options for collecting the note, including a lawsuit on the guarantee and/or foreclosing on the pledged stock and Windrows interest in the project.

    In May 1998 the Company made a loan in the original principal amount of $1.0 million to Dr. Eric Moskow, a director and former employee of the Company. Originally, this loan had an interest rate of 5.56% per annum and was due in May 2005. On January 27, 2000, the Company entered into a Consulting Agreement and Release with Dr. Moskow. Pursuant to this agreement, Dr. Moskow has ceased his employment with the Company, but remains as a director and a consultant. The agreement, among other provisions, provides for the termination of Dr. Moskow's employment agreement, the cancellation of all outstanding stock options and the cancellation of his indebtedness to the Company in the amount of $1 million. By terminating Dr. Moskow's employment agreement, the Company avoided a payment of $1 million that would have been due to Dr. Moskow under his employment agreement upon the closing of the Recapitalization. Also, in August 1996, in connection with the acquisition of his company, the Company loaned Dr. Moskow approximately $448,000 on a non-recourse basis, secured by the pledge of 58,151 shares of Company Common Stock. On December 29, 1999, the Company foreclosed on the pledged shares.

    During the year ended January 31, 2000, the Company leased office space at a cost of $0.3 million for its Florida corporate office from PBG Medical Mall MOB 1 Properties, Ltd., of which Mr. Gosman is a partner.

    As of January 31, 2000 and 1999, the Company had outstanding loans receivable totaling $1.1 million and $1.9 million to various related entities and individuals. For January 31, 2000 and 1999, the amount includes a $1.0 million loan made in May 1998 to Dr. Moskow, described above, and a $0.9 million unsecured note due on demand bearing interest of 10%, to a limited partnership in which Mr. Gosman is a partner, which was paid off in April 2000. Additionally, for January 31, 2000, the amount includes a $150,000 non-interest bearing note to CareMatrix, a corporation of which Mr. Gosman is an officer which is payable by May 31, 2000.

    Mr. Ronai is a partner in the Connecticut law firm of Murtha, Cullina, Richter and Pinney, which has been retained to perform certain legal services for the Company. Mr. Ronai resigned as a director in December 1999.

    During July 1995, the Company purchased the assets of and entered into a 15-year management agreement with a medical oncology practice with three medical oncologists. Continuum Care of Massachusetts, Inc., a company principally owned by Mr. Gosman, guarantees the performance of the Company's obligations under the management agreement. The Company terminated the relationship with this practice in March 2000.

    Pursuant to a portfolio escrow agreement dated January 15, 1998, between DASCO and Meditrust Corporation ("Meditrust"), of which, Mr. Gosman is the Chief Executive Officer, DASCO agreed to escrow a portion of its consulting fees for payment to Meditrust if certain assumptions regarding the purchase and development of property acquired by Meditrust proved not to be correct. The total escrow amount was $326,498. To date, $100,000 of the escrow amount has been released to DASCO. The remaining $226,498, plus accrued interest, continues to be held in escrow pending final resolution between Meditrust and DASCO of lease commencement and tenant improvement allowance analysis and several property issues.

    In January 1998, the Company assigned to CareMatrix, a corporation of which Mr. Gosman is an officer, its rights under a management agreement with respect to a 120 bed skilled facility to be located in Palm Beach Gardens for $800,000. In exchange for concessions which the Company received in regard to potential liabilities to CareMatrix, the Company agreed to reduce the receivable to $350,000. To date, CareMatrix has paid $300,000 of the amount due with the balance due on May 31, 2000.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

                                                                PAGE
                                                              --------
Financial Statements
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of January 31, 2000 and
  1999......................................................    F-3
Consolidated Statements of Operations for the years ended
  January 31, 2000, 1999 and 1998...........................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended January 31, 2000, 1999 and 1998.......    F-5
Consolidated Statements of Cash Flows for the years ended
  January 31, 2000, 1999 and 1998...........................    F-6
Notes to Consolidated Financial Statements..................    F-7

   2. Financial Statement Schedules

Report of Independent Accountants...........................    S-1
Schedule II Valuation and Qualifying Accounts for the years
  ended January 31, 2000, 1999 and 1998.....................    S-2

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on May 23, 2000 with the Securities and Exchange Commission reporting under Item 5 the Company's plan to convert its Debentures to common equity through a Prepackaged Plan of Reorganization.

(c) Exhibits

    Please see the Exhibit Index to this Report which is incorporated herein by reference.

(d) Financial Statements Excluded from Annual Report to Stockholders

    Not Applicable

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       INNOVATIVE CLINICAL SOLUTIONS, LTD

                                                       By:           /s/ MICHAEL T. HEFFERNAN
                                                            -----------------------------------------
                                                                       Michael T. Heffernan
                                                                CHAIRMAN OF THE BOARD OF DIRECTORS
                                                                   AND CHIEF EXECUTIVE OFFICER
                                                                        DATE: MAY 30, 2000

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                                                       Chairman of the Board of
              /s/ MICHAEL T. HEFFERNAN                   Directors, Chief Executive
     -------------------------------------------         Officer and President           May 30, 2000
                Michael T. Heffernan                     (Principal Executive Officer)

               /s/ GARY S. GILLHEENEY                  Chief Financial Officer and
     -------------------------------------------         Treasurer (Principal Financial  May 30, 2000
                 Gary S. Gillheeney                      and Accounting Officer)

                  /s/ HUGH L. CAREY
     -------------------------------------------       Director                          May 30, 2000
                    Hugh L. Carey

     -------------------------------------------       Director
                  Abraham D. Gosman

            /s/ DAVID W. LIVINGSTON, M.D.
     -------------------------------------------       Director                          May 30, 2000
              David W. Livingston, M.D.

                 /s/ KEVIN E. MOLEY
     -------------------------------------------       Director                          May 30, 2000
                   Kevin E. Moley

                /s/ ERIC MOSKOW, M.D.
     -------------------------------------------       Director                          May 30, 2000
                  Eric Moskow, M.D.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2

Consolidated Balance Sheets as of January 31, 2000 and
  1999......................................................    F-3

Consolidated Statements of Operations for the years ended
  January 31, 2000, 1999, and 1998..........................    F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended January 31, 2000, 1999, and 1998......    F-5

Consolidated Statements of Cash Flows for the years ended
  January 31, 2000, 1999, and 1998..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Innovative Clinical Solutions Ltd.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Innovative Clinical Solutions Ltd. and its subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and has net negative equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Boston, Massachusetts
May 19, 2000

                       INNOVATIVE CLINICAL SOLUTIONS LTD.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  25,558   $  10,137
  Receivables:
    Accounts receivable, net of allowances of $3,846 and
      $1,350 at January 31, 2000 and 1999, respectively.....     16,193      15,276
    Income tax refund receivable............................         --      10,789
    Other receivables.......................................      4,710       6,760
    Related party and other notes receivables (Notes 5 and
      13)...................................................      7,222       5,060
  Prepaid expenses and other current assets.................        394       1,260
  Assets held for sale (Note2)..............................      2,419     100,795
                                                              ---------   ---------
      Total current assets..................................     56,496     150,077
Property, plant and equipment, net (Note 6).................      9,099      11,024
Notes receivable (Note 5)...................................      4,892       7,274
Goodwill, net (Note 2)......................................      3,681      41,007
Management service agreements, net (Note 2).................      8,612      28,167
Investment in affiliates (Note 7)...........................         --          98
Restricted cash.............................................      2,077          --
Advances to stockholder and other assets....................      2,454      15,204
                                                              ---------   ---------
      Total assets..........................................  $  87,311   $ 252,851
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of debt and capital leases (Note 9).......     11,718   $  12,192
  Convertible subordinated debentures (Note 9)..............    100,000          --
  Accounts payable..........................................     11,859      13,602
  Accrued compensation......................................      2,060       1,475
  Accrued and other current liabilities (Note 8)............     23,575      11,623
                                                              ---------   ---------
      Total current liabilities.............................    149,212      38,892
Long-term debt and capital leases (Note 9)..................      4,234       5,465
Convertible subordinated debentures (Note 9)................         --     100,000
Other long-term liabilities (Notes 3 and 12)................         95       1,191
Minority interest...........................................        492       1,403
                                                              ---------   ---------
      Total liabilities.....................................    154,033     146,951
Commitments and contingencies (Notes 3 and 12)
Stockholders' equity:
  Common stock, par value $.01, 40,000 shares authorized,
    33,387 and 33,344 shares issued at January 31, 2000 and
    1999, respectively 32,011 and 32,916 shares outstanding
    at January 31, 2000 and 1999, respectively..............        320         329
  Treasury stock............................................     (2,664)     (1,202)
  Additional paid in capital................................    224,771     224,715
  (Accumulated deficit).....................................   (289,149)   (117,942)
                                                              ---------   ---------
      Total stockholders' equity (deficit)..................    (66,722)    105,900
                                                              ---------   ---------
      Total liabilities and stockholders' equity............  $  87,311   $ 252,851
                                                              =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INOVATIVE CLINICAL SOLUTIONS LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                2000        1999        1998
                                                              ---------   ---------   --------
Net revenues (Note 2):
Net revenues from services..................................  $ 125,865   $ 179,472   $155,946
Net revenues from management service agreements.............     59,996     103,112     94,134
Net revenues from real estate services......................        423       8,694     31,099
                                                              ---------   ---------   --------
Total revenue...............................................    186,284     291,278    281,179
                                                              ---------   ---------   --------
Operating costs and administrative expenses
  Salaries, wages and benefits..............................     61,924      94,710     88,221
  Professional fees.........................................     22,962      16,287      9,597
  Supplies..................................................     39,014      60,055     44,909
  Utilities.................................................      4,037       5,501      4,574
  Depreciation and amortization.............................     11,699      14,786     10,800
  Rent......................................................     15,279      20,671     16,649
  Provision for bad debts...................................      6,491       8,428      5,915
  Loss (gain) on sale of assets (Note 6)....................         11      (5,414)    (1,891)
  Provision for write-down of notes receivable (Note 5).....     13,840       2,674         --
  Merger and other noncontinuing expenses related to CSL
    (Note 3)................................................         --          --     11,057
  Goodwill impairment write-down (Note 2)...................     36,046       9,093         --
  Nonrecurring expenses (Note 4)............................      1,723      10,465         --
  Capitation expenses and other.............................     84,465      91,542     67,182
                                                              ---------   ---------   --------
Total operating costs and administrative expenses...........    297,491     328,798    257,013
                                                              ---------   ---------   --------
Income (loss) from operations...............................   (111,207)    (37,520)    24,166
                                                              ---------   ---------   --------
Interest expense, net.......................................     10,220       8,005      4,775
(Income) from investments in affiliates.....................        (46)         --       (731)
                                                              ---------   ---------   --------
                                                                 10,174       8,005      4,044
                                                              ---------   ---------   --------
Income (loss) before provision for income taxes and
  extraordinary item........................................   (121,381)    (45,525)    20,122
Income tax expense (benefit)................................        194     (11,549)     9,823
                                                              ---------   ---------   --------
Net income (loss) before extraordinary item (Note 2)........   (121,575)    (33,976)    10,299
Extraordinary loss, net of tax of $0 (Note 4)...............     49,632      96,784         --
                                                              ---------   ---------   --------
Net income (loss)...........................................  $(171,207)  $(130,760)  $ 10,299
                                                              =========   =========   ========
Net income (loss) per share--basic (Note 19)
  Income (loss) before extraordinary item...................  $   (3.45)  $   (1.02)  $   0.35
  Extraordinary item, net of tax of $0......................  $   (1.41)  $   (2.89)  $     --
  Net income (loss).........................................  $   (4.86)  $   (3.91)  $   0.35
Net income (loss) per share--diluted (Note 19)
  Income (loss) before extraordinary item...................  $   (3.45)  $   (1.02)  $   0.35
  Extraordinary item, net of tax of $0......................  $   (1.41)  $   (2.89)  $     --
  Net income (loss).........................................  $   (4.86)  $   (3.91)  $   0.35
Pro Forma Information (Note 2)
Adjustment to income tax expense............................  $      --   $      --   $    624
Net Income..................................................  $      --   $      --   $  9,675
Net income per share--basic.................................  $      --   $      --   $   0.33
Net income per share--diluted...............................  $      --   $      --   $   0.33
Weighted average shares outstanding--basic (Note 19)........     35,235      33,401     29,690
Weighted average shares outstanding--diluted (Note 19)......     35,235      33,401     30,229

   The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 2000, 1999, AND 1998

                                 (IN THOUSANDS)

                                                              COMMON STOCK                                 RETAINED
                                                               OUTSTANDING                  ADDITIONAL     EARNINGS
                                                           -------------------   TREASURY    PAID-IN     (ACCUMULATED
                                                            SHARES     AMOUNT     STOCK      CAPITAL       DEFICIT)       TOTAL
                                                           --------   --------   --------   ----------   ------------   ---------
Balances--January 31, 1997...............................   27,625      $276     $    --     $150,026     $   3,478     $ 153,780

Adjustment for immaterial pooling of interests...........       --        --          --           --           644           644
CSL's January 1997 earnings excluded from
  Net income (as described in Note 2)....................       --        --          --           --           344           344
Purchase of treasury stock at cost.......................       --        --         (75)          --            --           (75)
Issuance of stock pursuant to acquisitions...............    3,430        34          --       48,059            --        48,093
Issuance of stock pursuant to stock plans................      193         2          --          920            --           922
Issuance costs...........................................       --        --          --         (112)           --          (112)
Net income for the year ended January 31, 1998...........       --        --          --           --        10,299        10,299
Dividends................................................       --        --          --           --        (1,860)       (1,860)

Balances--January 31, 1998...............................   31,248       312         (75)     198,893        12,905       212,035

Purchase of treasury stock at cost.......................     (427)       (4)     (1,127)          --            --        (1,131)
Issuance of stock pursuant to acquisitions...............    2,059        21          --       25,785            --        25,806
Issuance of stock pursuant to stock plans................       36        --          --          130            --           130
Issuance costs and other.................................       --        --          --          (93)          (87)         (180)
Net loss for the year ended January 31, 1999.............       --        --          --           --      (130,760)     (130,760)

Balances--January 31, 1999...............................   32,916       329      (1,202)     224,715      (117,942)    $ 105,900

Issuance of stock pursuant to acquisitions...............       51         1          --           56            --            57
Purchase of treasury stock at cost.......................     (956)      (10)     (1,462)          --            --        (1,472)
Net loss for the year ended January 31, 2000.............       --        --          --           --      (171,207)     (171,207)

Balances--January 31, 2000...............................   32,011      $320     $(2,664)    $224,771     $(289,149)    $ (66,722)

   The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED JANUARY 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $(171,207)  $(130,760)  $ 10,299
  Noncash items included in net income (loss):
    Depreciation and amortization...........................     11,699      14,786     10,800
    Extraordinary item......................................     49,632      96,784         --
    Loss (gain) on sale of assets...........................         11      (5,414)    (1,891)
    Nonrecurring charges....................................      1,723      10,465         --
    Write-down of notes receivable..........................     13,840       2,674         --
    Goodwill impairment write-down..........................     36,046       9,093         --
    Amortization of debt issuance costs.....................      1,415       1,708        727
    Other...................................................       (173)        656       (688)
Changes in receivables......................................      7,986      (1,699)    (8,571)
Changes in accounts payable and accrued liabilities.........      5,516      (1,020)       215
Changes in amounts due from physicians......................         --       3,216     (6,243)
Changes in other assets.....................................     15,305      (5,393)    (6,932)
                                                              ---------   ---------   --------
    Net cash used by operating activities...................    (28,207)     (4,904)    (2,284)
Cash flows from investing activities:
  Capital expenditures......................................     (4,593)     (6,601)   (10,248)
  Sale of assets............................................     48,669       7,888      4,019
  Notes receivable, net.....................................       (198)     (2,550)     6,957
  Purchase of investments in affiliates.....................         --          --     (1,354)
  Other assets..............................................         --        (110)       439
  Acquisitions, net of cash acquired (Note 17)..............     (1,404)    (11,164)   (34,444)
                                                              ---------   ---------   --------
    Net cash provided (used) by investing activities........     42,474     (12,537)   (34,631)
Cash flows from financing activities:
  Borrowings under revolving lines of credit................     22,311          --     26,571
  Repayments by (advances to) shareholders..................         44     (10,904)        --
  Proceeds from issuance of common stock....................         --         130        914
  Dividends to shareholders.................................         --          --     (1,861)
  Changes in restricted cash................................      2,077          --         --
  Release of cash collateral................................         --          --      4,504
  Offering costs and other..................................        (15)       (234)       (88)
  Repurchase of treasury stock..............................     (1,472)       (769)        --
  Repayment of debt.........................................    (21,791)    (10,181)   (25,239)
                                                              ---------   ---------   --------
    Net cash provided (used) by financing activities........      1,154     (21,958)     4,801
Increase (decrease) in cash and cash equivalents............     15,421     (39,399)   (32,114)
Cash and cash equivalents, beginning of year................     10,137      49,536     81,650
                                                              ---------   ---------   --------
Cash and cash equivalents, end of year......................  $  25,558   $  10,137   $ 49,536
                                                              =========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND RECENT EVENTS

DESCRIPTION OF BUSINESS

    Innovative Clinical Solutions, Ltd. (together with its subsidiaries, the "Company" or "ICSL") is repositioning itself as a company that provides diverse services supporting the needs of the pharmaceutical and managed care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, and multi and single-specialty provider network management. Historically, the Company has been an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company has nearly completed the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. In conjunction with the change in its business model, the Company also significantly downsized and then, in August 1999, sold the operation of its real estate services. The Company currently estimates that by the end of the second quarter of its current fiscal year it will have exited all of its physician practice management ("PPM") and ancillary medical service businesses.

    Innovative Clinical Solutions, Ltd., formerly known as PhyMatrix Corp. which was formerly known as Continuum Care Corporation, consummated an initial public offering (the "offering") during January 1996. In conjunction with the offering, the Company exchanged 13,040,784 shares of its Common Stock for all of the outstanding common stock of several business entities (the "IPO entities") which, prior to the offering, were operated under common control by Abraham D. Gosman and, with respect to DASCO Development Corporation and affiliate ("DASCO") by Mr. Gosman and Bruce A. Rendina, since their respective dates of acquisition. Subsequent to the offering, the Company changed its fiscal year end from December 31 to January 31.

    During October 1997, the Company combined with Clinical Studies, Ltd. ("CSL"). This business combination was accounted for as a pooling of interest. CSL is a site management organization conducting clinical research for pharmaceutical and biotechnology companies and clinical research organizations at 42 centers located in 15 states. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL and Clinical Marketing Ltd. ("CML") which was merged into CSL on January 1, 1997.

SIGNIFICANT EVENTS

    During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize stockholder value. During August 1998, the Company announced that the Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company intends to link its physician networks with its clinical trials site management and outcomes research operations.

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

1. DESCRIPTION OF BUSINESS AND RECENT EVENTS (CONTINUED) infusion therapy. In the second quarter of 2000 the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the year ended
January 31, 2000 were $92.5 million and $70.5 million, respectively. Net loss for the year ended January 31, 2000 included an extraordinary item of $49.6 million (net of tax of $0), which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests. Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $2.4 million (subsequent to January 31, 2000 approximately $0.9 million was realized) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at January 31, 2000.

    The Company's extensive losses in the past two years, its negative cash flows from operations and its net negative equity position, as well as management's assessment that the Company will be unable to retire the $100 million 6.75% convertible subordinated debentures due 2003, raise substantial doubt as to the Company's ability to continue as a going concern. Management has developed plans to improve profitability of its core business operations and to convert the debtentures into common equity which is further described in Note 23--Subsequent Events.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Net revenues from services are reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends and other relevant factors.

    Net revenues from clinical studies (which are included in net revenues from services) equal the fees to be received, primarily from pharmaceutical companies, as services are provided to patients enrolled in the studies. Revenues are recognized as patient visits are conducted and such services are provided. Payments received prior to providing services are recorded as unearned revenue.

    Net revenues from management service agreements include fees paid to the Company by the management service agreements for providing management services. These fees generally are either a fixed amount per enrollee or a specified percentage of capitated revenues. In addition, the Company may be entitled to participate in risk pools.

    In accordance with EITF 97-2, which the Company implemented during the fourth quarter of fiscal 1999, net revenues from management service agreements generally includes the net revenue generated by the physician practices net of payments to physicians. Under the agreements, the Company, in most cases, is responsible and at risk for the operating costs which include the reimbursement of all medical practice operating costs. For the years ended January 31, 2000, 1999, and 1998, the payments to physicians which have been netted against revenues were $42.5 million, $67.7 million and $65.4 million, respectively.

    Net revenues from real estate services are recognized at the time services are performed. In some cases fees are earned upon the achievement of certain milestones in the development process, including the receipt of a building permit and a certificate of occupancy of the building. Unearned revenue relates to all fees received in advance of services being completed on development projects.

THIRD PARTY REIMBURSEMENT

    For the years ended January 31, 2000, 1999, and 1998, approximately 17%, 16% and 19%, respectively, of the Company's net revenue was primarily from the participation of the Company's home healthcare entities and physician practices in Medicare programs. Medicare compensates the Company on a "cost reimbursement" basis for home healthcare, meaning Medicare covers all reasonable costs incurred in providing home healthcare. Medicare compensates the Company for physician services based on predetermined fee schedules. In addition to extensive existing governmental healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues. As of January 31, 2000, the Company had divested or disposed of its home healthcare businesses and substantially all of its physician practices.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ASSETS HELD FOR SALE

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. In August 1999 the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the years ended January 31, 2000 and 1999 were $92.5 million and $70.5 million, and $155.4 million and $96.3 million, respectively. Net loss for the year ended January 31, 2000 and 1999 included an extraordinary item of $49.6 million (net of tax of $0), and $96.8 million, respectively, which is primarily a non-cash charge related to these divestitures. Based on fair market value estimates, which have primarily been derived from purchase agreements, letters of intent, letters of interest and discussions with prospective buyers, the Company currently expects to realize net proceeds of approximately $2.4 million (subsequent to January 31, 2000 approximately $0.9 million was realized) from the sale of the remaining businesses identified to be divested or disposed and has recorded this amount as an asset held for sale on the balance sheet at January 31, 2000. Assets and liabilities of the businesses held for sale have been removed from their respective accounts and therefore are excluded from the foregoing footnote disclosures related to these individual balance sheet items at January 31, 2000 and 1999, since these amounts have been reclassified to assets held for sale.

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

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRO FORMA INFORMATION

    The pro forma net income and net income per share information in the consolidated statement of operations reflect the effect on historical results (prior to the merger with CSL) as if CSL had been a C corporation rather than an S corporation for income tax purposes.

GOODWILL

    Goodwill relates to the excess of cost over the value of net assets of the businesses acquired. Amortization is calculated on a straight-line basis over periods ranging from ten to 36 years. Accumulated amortization of goodwill was $1.6 million and $3.2 million at January 31, 2000 and 1999, respectively. The decrease in accumulated amortization of goodwill is primarily attributable to the entities divested/disposed during the year ended January 31, 2000 and 1999 or the reclassification of accumulated amortization to assets held for sale at January 31, 2000 and 1999. Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that goodwill be written down if anticipated future cash flows from operation are insufficient to justify the goodwill asset. The Company recorded a $36.1 million write-off of goodwill for the year ended January 31, 2000 due to the closure of certain unprofitable operations, both in clinical studies and network management, and the impairment of the assets of several sites as a result of SFAS 121.

    In connection with the Board of Directors' plan to reposition the Company, and due in part to the resignation of Bruce A. Rendina as Chief Executive Officer of the Company's real estate services segment, the Company downsized its real estate services segment in 1999 and subsequently sold the remaining real estate assets in 2000. During the fourth quarter ended January 31, 1999, the Company recorded a goodwill impairment write-down of approximately
$9.1 million, which eliminated the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Company's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which was determined to be uncertain. Moreover, anticipated future cash flows of the real estate segment indicated that the recoverability of the asset was not likely. The Company sold the real estate operation in August 1999.

MANAGEMENT SERVICE AGREEMENTS

    Management service agreements consist of the costs of purchasing the rights to manage medical oncology, physician groups and certain diagnostic imaging centers. These costs are amortized over the initial non-cancelable terms of the related management service agreements ranging from ten to 25 years. Under the long-term agreements, the medical groups have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. Accumulated amortization of management service agreements was $.6 million and $1.4 million at January 31, 2000 and 1999, respectively. The decrease in accumulated amortization of management service agreements is primarily attributable to the entities divested/disposed during the years ended
January 31, 2000 and 1999 or the reclassification of accumulated amortization to assets held for sale at January 31, 2000 and 1999. Effective February 1, 1998, management changed its policies regarding amortization of its management services agreement intangible assets. The Company adopted a maximum of 25 years (from the inception of the respective intangible asset) as the useful life for amortization of its management

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) services agreement intangible assets. Using the unamortized portion of the intangible at January 31, 1998, the Company began amortizing the intangible over the remainder of the 25 year useful life. These costs had historically been charged to expense through amortization using the straight-line method over the periods during which the agreements are effective, generally 30 to 40 years. This change represented a change in accounting estimate and, accordingly, does not require the Company to restate reported results for prior years. This change increased amortization expense relating to existing intangible assets at January 31, 1998, by approximately $0.7 million annually.

DEBT ISSUANCE COSTS

    Offering costs of approximately $5.6 million related to the convertible subordinated debentures and the revolving line of credit agreement (see Note 9) have been deferred and are being amortized over the life of the convertible subordinated debentures and the term of the revolving line of credit agreement, respectively. The revolving line of credit agreement was amended during December 1998 and the maturity was changed to March 1999. Therefore, the amortization of the debt issuance costs related to this line of credit was accelerated, resulting in additional amortization expense of $0.6 million and $0.6 million for the years ended January 31, 2000 and 1999, respectively. Amortization expense of $1.4 million, $1.7 million and $0.7 million has been included as interest expense in the accompanying financial statements for the years ended January 31, 2000, 1999 and 1998, respectively.

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

INVESTMENTS

    The equity method of accounting is used for investments when there exists a non-controlling ownership interest in another company that is greater than 20%. Under the equity method of accounting, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of such companies, net of distributions. As of January 31, 2000 the Company's investment was $0 due to divestitures during the year.

NET INCOME (LOSS) PER COMMON SHARE

    Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, the basic earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Stock to be issued at a future date pursuant to acquisition agreements is treated as outstanding in determining basic earnings per share. In addition, diluted earnings per share is calculated using the weighted average number of shares of Common Stock and common stock equivalents, if dilutive.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK OPTION PLANS

    On February 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made during the years ended January 31, 2000, 1999, and 1998, and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

COMPREHENSIVE INCOME

    For the periods included in the Form 10-K, the Company does not have items of comprehensive income requiring reporting or disclosure.

ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

    In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF 97-2 is effective for the Company's financial statements beginning in the year ended January 31, 1999. Adoption of this statement reduced previously reported revenues and expenses for the years ended January 31, 1998 by $65.4 million. During August 1998, the Company announced its plan to divest and exit the PPM business. The assets, which have not yet been divested, are recorded as assets held for sale at January 31, 2000 and 1999.

    During the year ended January 31, 1999, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The adoption of

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SFAS 131 did not affect the Company's results of operations or financial position but did affect the disclosure of segment information (see Note 21).

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company is currently assessing the impact the provisions of this SAB will have on the financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

    During February 1998, the Company completed the formation of an MSO with Beth Israel Medical Center and the physician organizations that represented more than 1,700 physicians of Beth Israel and its parent corporation. The Company owns one-third of the MSO. The Company provides management services for the MSO which provides the physicians and hospitals with medical management and contract negotiation support for risk agreements with managed care payors. In connection with the formation of the MSO, PhyMatrix Management Company, Inc. ("Management"), a subsidiary of the Company, agreed with Beth Israel Medical Center ("Beth Israel") that Management and its affiliates (including the Company) would not, directly or indirectly, (i) operate, manage or provide risk contract management services to any physicians, IPAs or group practices located in New York County, Kings County or Westchester County, New York (the "Restricted Zone") which are affiliated with a hospital or hospital system or any affiliate (with certain exceptions) or (ii) participate with a hospital or hospital system or any affiliate (other than Beth Israel) in an MSO or other person that operates, manages or provides risk contract management services within the Restricted Zone (with

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

3.  ACQUISITIONS (CONTINUED)
certain exceptions). In addition, the owners of two-thirds of the MSO have the right to require the Company to purchase their interests at the option price, which is based upon earnings, during years six and seven. This relationship has been terminated by mutual agreement effective May 2000.

    During February 1998, the Company purchased a diagnostic imaging center located in Delray Beach, Florida. The base purchase price was approximately
$6.6 million. The base purchase price was paid in 495,237 shares of Common Stock of the Company. There was also a potential contingent payment up to a maximum of $2.0 million, which was not earned. The purchase price was allocated to the assets at fair market value including goodwill of $6.6 million. The resulting intangible was being amortized over 25 years. At January 31, 1999, the Company had recorded the estimated net realizable value of this business as assets held for sale and the business was sold in the year ended January 31, 2000.

    During March 1998, the Company entered into an administrative service agreement with HIA Bensonhurst Imaging Associates, LLP, a diagnostic imaging center in Brooklyn, New York. The consideration paid was approximately
$5.1 million of Common Stock. There is also a contingent payment up to a maximum of $1.9 million based on the center's earnings before taxes, which is payable in cash and/or Common Stock of the Company. As of January 31, 1999, this contingent payment had not been earned. The purchase price was allocated to the assets at fair market value including management services agreements of $5.1 million. The resulting intangible was being amortized over 25 years. At January 31, 1999, the Company had recorded the estimated net realizable value of this business as assets held for sale and the business was subsequently disposed of in the year ended January 31, 2000.

    During April 1998, the Company completed the formation of an MSO, which is 51% owned by the Company, with LIPH, LLC. The Company manages for the MSO the medical risk contracting for more than 2,600 physicians which are members in IPAs in New York. The base purchase price was $3.0 million. Of such price, $1.5 million was paid in cash and 143,026 shares of Common Stock were issued having a value of $1.5 million. There are also contingent payments up to a maximum of $5.0 million payable in cash and Common Stock, with $4.0 million of such amount based upon earnings during the three years after the closing date and the remaining $1.0 million based upon the achievement of certain conditions during any twelve-month period during the three years after the closing date. The Company and LIPH, LLC are in dispute as to amounts owed to the Company primarily for management services provided. The Company is in the process of negotiating the termination of this relationship.

    During April 1998, the Company acquired the business and certain assets of a clinical research company in Massachusetts. The base purchase price was $2.6 million plus the assumption of liabilities of approximately $0.4 million. Of such purchase price, $1.5 million was paid in 144,405 shares of Common Stock of the Company, $70,000 is payable in shares of Common Stock on the first anniversary of the closing date and $1.1 million is payable in shares of Common Stock of the Company on the second anniversary of the closing date. In addition, there is a contingent payment up to a maximum of $2.4 million payable in Common Stock based on earnings before taxes during the next four years. Through
January 31, 2000, this contingent payment has not been earned. The purchase price was allocated to the assets at fair market value including goodwill of $2.7 million. The resulting intangible was being amortized over 20 years and in the year ended January 31, 2000 was written off due to a FAS 121 evaluation and the anticipation of insufficient cash flow to support the amount of goodwill

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

3.  ACQUISITIONS (CONTINUED)
being carried on the balance sheet. In April 2000 the Company issued approximately 5.2 million shares of Common Stock in satisfaction of the $1.1 million payable.

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

                                                                               PRO      ADJUSTED
                                                                              FORMA     PRO FORMA
                                                         ICSL       CSL      COMBINED   COMBINED
                                                       --------   --------   --------   ---------
                                                                      (UNAUDITED)
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                          FOR THE YEAR ENDED JANUARY 31, 1998
Revenues.............................................  $251,211   $29,968    $281,179   $281,179
Net income...........................................  $  7,253   $ 2,422    $  9,675   $ 20,368
Net income per share--basic..........................  $   0.30   $  0.46    $   0.33   $   0.69
Net income per share--diluted........................  $   0.30   $  0.46    $   0.33   $   0.68
Weighted average number of shares
  outstanding--basic.................................    24,482     5,208      29,690     29,690
Weighted average number of shares
  outstanding--diluted...............................    24,940     5,289      30,229     30,229

    Non-continuing charges, referred to above that were incurred by CSL include management fees of $907,000 ($544,000 after tax) paid to the principal shareholders of CSL.

    As a result of using the pooling of interests method of accounting, transaction expenses of $10.2 million were recorded as a one-time charge to the Company's statement of operations during the

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

3.  ACQUISITIONS (CONTINUED)
quarter ended October 31, 1997 which represents the period in which the transaction closed. A summary of these expenses is as shown below:

                                                        CSL        ICSL      TOTAL
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Legal...............................................   $  200      $300     $   500
Accounting..........................................      200       175         375
Investment Banking..................................    3,600       325       3,925
Other...............................................      250       100         350
                                                       ------      ----     -------
Subtotal transaction expenses.......................    4,250       900       5,150
                                                       ------      ----     -------
CNS Consulting(1)...................................    5,000        --       5,000
                                                       ------      ----     -------
Total...............................................   $9,250      $900     $10,150
                                                       ======      ====     =======

------------------------

(1) Represents buyout of consulting contract.

CONTRACT MANAGEMENT ACQUISITIONS

    During April 1997, the Company acquired a pulmonary physician network company for a base purchase price of $3.2 million. Of such purchase price, $0.9 million was paid in cash and 180,717 shares of Common Stock of the Company were issued during May 1997 having a value of $2.3 million. There is also a contingent payment of up to a maximum of $2.0 million based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. During May 1998, the Company issued 88,149 shares of Common Stock of the Company having a value of $1.1 million, representing a portion of the aforementioned contingent payment. As of January 31, 2000, the Company no longer has this relationship and therefore there is no further commitment.

    During December 1997, the Company purchased the stock of Urology Consultants of South Florida. The base purchase price was approximately $3.6 million, paid in 244,510 shares of Common Stock of the Company. There is also a contingent payment of up to a maximum of $2.0 million based on the acquired entities' earnings before taxes during the three years subsequent to the closing, which will be paid in cash and/or Common Stock of the Company. As of January 31, 2000, this contingent amount has not been earned. The purchase price has been allocated to the assets at their fair market value including goodwill of $3.6 million. The resulting goodwill is being amortized over 30 years.

    The accompanying financial statements include the results of operations derived from the businesses purchased by the Company since their respective date of acquisition. The following unaudited pro forma information presents the results of operations of the Company for the years ended January 31, 1999 and 1998 as if the acquisition of the entities purchased during such fiscal years had been consummated on February 1, 1997. Such unaudited pro forma information is based on the historical financial information of the entities that have been purchased and does not include operational or other changes that might have been effected pursuant to the Company's management. The unaudited pro forma information presented below is for illustrative informational purposes only

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

3.  ACQUISITIONS (CONTINUED)
and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:

                                                                PRO FORMA
                                                               JANUARY 31,
                                                         ------------------------
                                                            1999          1998
                                                         -----------   ----------
                                                               (UNAUDITED)
                                                         (IN THOUSANDS EXCEPT FOR
                                                             PER SHARE DATA)
Revenues...............................................   $ 295,369     $310,729
Net income (loss)......................................    (129,070)      15,647
Net income (loss) per share--basic.....................   $   (3.92)    $   0.48
Net income (loss) per share--diluted...................   $   (3.92)    $   0.48

4.  EXTRAORDINARY ITEMS AND NONRECURRING CHARGES

    During August 1998, the Company initiated its plan to divest and exit the PPM business and certain of its ancillary service businesses. Through the nine months ended October 31, 1998, the Company had recorded an extraordinary charge (net of tax of $8.4 million) of $51.6 million related to the planned divestitures. During the fourth quarter ended January 31, 1999, the Company recorded an additional extraordinary charge of $45.2 million. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). The
$45.2 million extraordinary charge during the fourth quarter, which was primarily a non-cash charge, consisted of (i) approximately $19.0 million resulting from the entities divested during the fourth quarter as well as a revision of the estimated proceeds, based on current fair market value estimates, for the sale of the remaining businesses originally identified to be divested or disposed; (ii) approximately $17.8 million primarily related to the Company's decision, during the fourth quarter, to divest its home health business and exit its infusion therapy business; and (iii) approximately
$8.4 million representing a tax benefit that was applied to the extraordinary item during the nine months ended October 31, 1998 and subsequently applied to ordinary income in the fourth quarter as required by SFAS 109. Extraordinary items generated a tax loss of $54.0 million. This loss cannot reasonably be expected to be utilized in the future. Accordingly, a full valuation allowance has been established at January 31, 1999.

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the second quarter of 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. Net loss for the year ended January 31, 2000 included an extraordinary item of $49.6 million (net of tax of $0), which is primarily a non-cash charge related to these divestitures.

    During the year ended January 31, 1999, the Company recorded a nonrecurring pretax charge of $10.5 million. Of this amount, $8.7 million related primarily to the termination of several physician management and employment agreements prior to the Company's decision in August 1998 to reposition (see Note 1) and $1.8 million related to the write-off of the remaining investment in an ambulatory surgery center.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

4.  EXTRAORDINARY ITEMS AND NONRECURRING CHARGES (CONTINUED)
    During the year ended January 31, 2000, the Company recorded a nonrecurring pretax charge of $1.7 million which represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

5.  NOTES RECEIVABLE

    As of January 31, 2000 and 1999, the Company had a non-recourse loan of $2.7 million to the shareholders of Physicians Choice, LLC pursuant to the agreement under which the Company purchased the remaining ownership interests in Physicians Choice Management, LLC. The notes have a variable rate of interest, a final maturity in April 2004 and are collateralized by shares of Common Stock of the Company. These loans have been written down to the net realizable value of the Common Stock of $0 and $1.0 million on January 31, 2000 and 1999. The Company foreclosed on these notes and took back the stock in December 1999. The Company recorded a pretax charge of approximately $1.0 million and $1.7 million for the years ended January 31, 2000 and 1999, respectively.

    In connection with the sale of real estate during the years ended
January 31, 1999 and 1998, the Company recorded notes receivable of $5.2 million and $1.7 million, respectively. The outstanding balance of these notes was $4.8 million and $6.9 million at January 31, 2000 and 1999, respectively. The notes bear interest at 9.5% and 8.5%, respectively, and have final maturities through August 2008. The purchaser defaulted on the $5.2 million note and the Company renegotiated a $4.8 million cash settlement in April 2000. Accordingly, the note was written down to $4.8 million as of January 31, 2000.

    In May 1998, the Company made a loan in the original principal amount of $1.0 million to Dr. Eric Moskow, a director and former employee of the Company. Originally, this loan had an interest rate of 5.56% per annum and was due in May 2005. On January 27, 2000, the Company entered into a Consulting Agreement and Release with Dr. Moskow. Pursuant to this agreement, Dr. Moskow has ceased his employment with the Company, but remains as a director and a consultant. The agreement, among other provisions, provides for the termination of Dr. Moskow's employment agreement, the cancellation of all outstanding stock options and the cancellation of his indebtedness to the Company in the amount of $1 million. By terminating Dr. Moskow's employment agreement, the Company avoided a payment of $1 million that would have been due to Dr. Moskow under his employment agreement upon the closing of the Recapitalization described in Note 23--Subsequent Events. Also, in August 1996, in connection with the acquisition of his company, the Company loaned Dr. Moskow approximately $448,000 on a non-recourse basis, secured by the pledge of 58,151 shares of Company Common Stock. On December 29, 1999, the Company foreclosed on the pledged shares and wrote-off the balance of the note.

    As of January 31, 2000 and 1999, the Company had outstanding loans receivable totaling $1.1 million and $1.9 million to various related entities and individuals. For January 31, 2000 and 1999, the amount includes a $1.0 million loan made in May 1998 to Dr. Moskow, described above, and a $0.9 million unsecured note due on demand bearing interest of 10%, to a limited partnership in which Mr. Gosman is a partner, which was paid off in April 2000. Additionally, for January 31, 2000, the amount includes a $0.2 million non-interest bearing note to CareMatrix, a corporation of which Mr. Gosman is an officer which is payable by May 31, 2000 (see Note 13).

    During fiscal 1999, the Company advanced $10.9 million, which is reflected in advances to stockholders and other assets at January 31, 1999, to Chancellor Development Corp., a company

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

5.  NOTES RECEIVABLE (CONTINUED)
principally owned by Mr. Gosman relating to the development of a healthcare facility and retirement community. This $10.9 million is evidenced by a note due July 2000 which accrues interest at the prime rate and is guaranteed by Mr. Gosman. To secure his obligation under the guarantee, Mr. Gosman pledged the stock of another company principally owned by him ("Windrows") and (subject to prior pledges) 8.2 million shares of Company Common Stock ("ICSL Pledged Shares"). Until the note has been repaid in full, the Company has the right to vote the ISCL Pledged Shares, subject to the rights of any prior pledgee. During November 1999, the Company agreed to waive claims for interest on the note through the maturity date in consideration of waivers of claims for unpaid rent with respect to certain leases and the termination or amendment of these leases.

    Since the ICSL Pledged Stock is subject to a prior pledge, the principal security for the note is the guarantee and the Windrows stock. Windrows sole asset is a 295 unit retirement community development in Princeton, New Jersey which is substantially complete. At the time of the $10.9 million advance, profits from unit sales were expected to be available to repay the note on maturity in July 2000. However, delays in construction resulted in significantly increased development costs and delays in unit sales, requiring Windrows to increase its construction financing in December 1999. While approximately 35% of the units have been sold or are under contract, Windrows anticipates a sell-out of the remaining units over the next 24 months. The increased leverage and sell-out delays have reduced Windrows' residual interest in the project and, correspondingly, the value of the Company's collateral. In view of the reduction in Windrow's residual interest and the delays and uncertainties inherent in proceeding against the Windrows stock and its underlying assets, in January 2000, the Company completely wrote off the note. Notwithstanding the write-down, the Company is evaluating and intends to pursue its options for collecting the note, including a lawsuit on the guarantee and/or foreclosing on the pledged stock (See Note 13).

    During the years ended January 31, 1999, the Company wrote down a note receivable that was collateralized by shares of Common Stock of the Company to its estimated net realizable value. The shares of Common Stock were tendered to the Company in satisfaction of the notes and accordingly the Company recorded the shares as treasury stock. Based on the estimated net realizable value of this note receivable, the Company recorded a pretax charge of approximately $1.0 million for the year ended January 31, 1999.

    In connection with the divestiture of businesses in the years ended
January 31, 2000 and 1999, the Company had notes receivable outstanding of approximately $6.3 million and $2.5 million for the years ended January 31, 2000 and 1999, respectively. These loans pay no interest and have maturities ranging from 2002 to 2005 and the Company has imputed interest and reduced the notes to their current present value.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

6.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                   ESTIMATED        JANUARY 31,
                                                  USEFUL LIFE   -------------------
                                                    (YEARS)       2000       1999
                                                  -----------   --------   --------
                                                                  (IN THOUSANDS)
Land............................................                $ 3,090    $ 3,926
Building........................................        15            0        795
Furniture and fixtures..........................       5-7        3,538      5,152
Equipment.......................................      5-10        4,276      2,160
Computer software...............................         5        1,535      1,173
Leasehold improvements..........................      4-20          411        640
                                                                -------    -------
Property and equipment, gross...................                 12,850     13,846
Less accumulated depreciation...................                 (3,751)    (2,822)
                                                                -------    -------
Property and equipment, net.....................                $ 9,099    $11,024
                                                                =======    =======

    Depreciation expense was $6.2 million, $6.1 million and $5.0 million, respectively, for the years ended January 31, 2000, 1999 and 1998, respectively.

    During the year ended January 31, 1999, the Company sold real estate and a radiation therapy center for $7.8 million and $2.5 million, respectively. These sales resulted in gains of $4.5 million and $0.9 million, respectively. In connection with the sale of real estate, $2.6 million was paid in cash and the Company recorded a note receivable for the balance of $5.2 million. As of January 31, 2000 this note has been reduced to $4.8 million through renegotiations and $0.5 million has been written off.

7.  INVESTMENT IN AFFILIATES

    On December 31, 1994, the Company purchased a 36.8% interest in Mobile Lithotripter of Indiana Partners, for $2.7 million. During December 1998, the Company, in connection with its plan to divest and exit the lithotripsy business, sold this investment for $1.9 million. During August 1995, the Company purchased a 46% interest in I Systems, Inc., for $0.2 million. I Systems, Inc. is engaged in the business of claims processing and related services. The Company has the option to purchase up to an additional 30% interest in I Systems for $33,333 in cash for each additional one percent of ownership interest purchased. As of January 31, 1999, the Company's ownership interest in I Systems, Inc. was approximately 49% and such investment was included in assets held for sale. This investment was sold November 1999 and no proceeds were received. During 1997, the Company entered into a partnership agreement whereby it became a 50% partner in an ambulatory surgery center. The Company contributed approximately $1.5 million to the partnership for its partnership interest. During the year ended January 31, 1999, the Company recorded a nonrecurring pretax charge of $1.8 million to write-off its remaining investment in the ambulatory surgery center as well as to accrue for its portion of the future lease obligations. All the above affiliated interests have been terminated as of January 31, 2000.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

8.  ACCRUED AND OTHER CURRENT LIABILITIES

    Accrued and other current liabilities consist of the following:

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued rent................................................  $ 1,397    $ 1,442
Accrued income taxes........................................       62        515
Accrued professional fees...................................    3,746      2,116
Accrued additional purchase price...........................    6,070      1,000
Accrued interest............................................    1,043        907
Unearned revenue............................................    3,276      2,015
Other.......................................................    7,981      3,628
                                                              -------    -------
Total accrued and other current liabilities.................  $23,575    $11,623
                                                              =======    =======

9.  LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

    Long-term debt, notes payable and capital leases consist of the following:

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Convertible subordinated debentures, with an interest rate
  of 6.75%, a maturity date of June 15, 2003, and a
  conversion price of $28.20 per share......................  $100,000   $100,000
Mortgage note payable to a bank, collateralized by the
  assets of an outpatient Surgery center, payable in monthly installments of $6,628 including interest at 8.86% and a
  final maturity of November 2001...........................        --        686
Note payable to former shareholders of a clinical research
  company, which is non-interest bearing and has maturity
  dates through January 2004................................     2,207      3,760
Convertible acquisition notes payable with various maturity
  dates through October 3, 2001 and an interest rate of
  7%........................................................     2,925      3,925
Acquisition earnouts payable with various maturity date
  through 2001..............................................        47        138
Revolving line of credit with a financial institution with a maturity date of March 1999 and an interest rate of 9% at
  January 31, 1999..........................................        --      9,117
Revolving line of credit with a financial institution with a maturity date of March 2002 and an interest rate of 9.5%
  at January 31, 2000.......................................    10,463         --
Capital lease obligations with maturity dates through
  September 2015 and interest rates ranging from 8.5% and
  12%.......................................................       310         31
                                                              --------   --------
                                                               115,952    117,657
Less current portion of capital leases......................       (63)        (6)
Less current portion of debt................................  (111,655)   (12,186)
                                                              --------   --------
Long-term debt and capital leases...........................     4,234   $105,465
                                                              ========   ========

    The convertible acquisition notes payable are convertible into Common Stock of the Company. At the option of the note holders, $2.9 million of the amount outstanding at January 31, 2000 is convertible at a conversion price of $16.425 per share. Of this amount, $1.0 million and $0.5 million

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

9. LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (CONTINUED) was repaid in cash during the years ended January 31, 2000 and 1999, respectively. At the option of the Company, $10.0 million of the amount outstanding at January 31, 1998 was payable in either cash or Common Stock of the Company. Of such amount $5.0 million was paid in shares of Common Stock of the Company during February 1998 and $5.0 million was paid in cash during May 1998.

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

    During March 1999, the Company obtained a new $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees of 0.0875%. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit, and approximately
$2.0 million was used as cash collateral for a $2.0 million letter of credit. The line of credit is collateralized by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments and requires the Company to comply with customary covenants. Proceeds from asset sales must be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. At January 31, 2000, approximately $10.5 million was outstanding under the line, which is included in the current portion of debt and capital leases.

    The Company's lender has alleged that the Company is in default of certain non-financial covenants under its revolving line of credit, which alleged defaults are subject to cure within specified periods. The Company disputes this allegation and is currently in negotiations with its lender to resolve this dispute. These negotiations will likely result in reducing the amount available for borrowings under the Company's existing line of credit. However, the Company believes that, assuming the Recapitalization described in Note 23--Subsequent Events is effected, cash flow from operations, available cash, expected cash to be generated from the assets held for sale and available borrowings under its revolving line of credit, will be adequate to meet its liquidity needs for the next 12 months although there can be no assurances that this will be the case.

    The Company anticipates that it will arrange for new working capital financing in conjunction with the proposed Recapitalization. There can be no assurances, however, that the Company will be able to obtain such working capital financing on terms favorable to the Company or at all.

    The Company currently has outstanding $100 million in face amount of convertible subordinated debentures (the "Debentures") which bear interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15. The next interest installment on the Debentures is due June 15, 2000 and the Debentures mature on June 15, 2003. The Debentures are unsecured obligations of the Company and are guaranteed by certain of the Company's wholly-owned subsidiaries. The Debentures are convertible into Common Stock of the Company, at a conversion price of $28.20 per share, subject

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

9. LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (CONTINUED) to adjustment. The Company has the right to redeem the Debentures at various redemption prices declining from 103.86% of the principal amount to par on and after June 18, 1999. Debentureholders have the right to require the Company to purchase all or any part of their Debentures upon the occurrence of a "change in control" (as defined in the Indenture) on or before June 1, 2003 for 100% of the principal amount thereof, together with accrued and unpaid interest. The commencement by the Company or any subsidiary of any voluntary case or proceeding under any bankruptcy, insolvency, reorganization or other similar law as contemplated by the Recapitalization described above under "Repositioning" would constitute an Event of Default under the Indenture governing the Debentures. The Company has reclassified the Debentures as current as of January 31, 2000 as it is not in full compliance with the Indenture governing the Debentures.

    In early April 2000, Moody's Investors Service downgraded the Debentures from B3 to Caa3. According to Moody's, this rating action was in response to the Company's declining revenue and continued operating losses in recent quarters. On May 26, 2000, Moody's downgraded the Debentures from Caa3 to C, based upon the Company's announcement that it intends to complete a recapitalization in bankruptcy as described in Note 23--Subsequent Events.

    The Company's extensive losses from operations in the past two years, its negative cash flows from operations and net negative equity position, as well as management's assessment that the Company will be unable to retire the Debentures at maturity, raise substantial doubt about the Company's ability to continue as a going concern. In response, the Company has developed plans to improve profitability of its core business operations and to recapitalize the Company by converting the Debentures into common equity as described in
Note 23--Subsequent Events.

    The following is a schedule of future minimum principal payments of the Company's long-term and convertible debt and the present value of the minimum lease commitments at January 31, 2000:

                                                                          CAPITAL
                                                                DEBT       LEASES
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Through January 31, 2001....................................  $ 111,655     $ 93
Through January 31, 2002....................................      3,204       95
Through January 31, 2003....................................         --       89
Through January 31, 2004....................................        736       65
Through January 31, 2005....................................         47       33
Thereafter
                                                              ---------     ----
Total.......................................................    115,642      375
Less amounts representing interest and executory costs......                 (65)
                                                              ---------     ----
Total long-term debt and present value of minimum lease
  payments..................................................    115,642      310
Less current portion........................................   (111,655)     (63)
                                                              ---------     ----
Long-term portion...........................................      3,987      247
                                                              =========     ====

10.  LEASE COMMITMENTS

    The Company leases various office space and certain equipment pursuant to operating lease agreements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

10.  LEASE COMMITMENTS (CONTINUED)
    Future minimum lease commitments (including entities held for sale) consisted of the following at January 31 (in thousands):

2001........................................................   4,795
2002........................................................   4,206
2003........................................................   3,180
2004........................................................   2,591
2005........................................................   1,469
Thereafter..................................................   2,417

11.  TREASURY STOCK

    During 1998, the Board of Directors authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. Through January 31, 2000, the Company had repurchased 1,260,000 shares at a net purchase price of $2.2 million and returned 120,000 to the treasury in exchange for notes receivable of $0.4 million.

12.  COMMITMENTS AND CONTINGENCIES

    On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Company's contracts with Florida physicians include provisions providing for such payments. The Company appealed the ruling to a Florida District Court of Appeals and the Board stayed the enforceability of its ruling pending the appeal. Oral arguments were held on May 26, 1999, and the judge upheld the Board of Medicine's ruling. The Company may be forced to renegotiate those provisions of the contracts that are affected by the ruling. While these contracts call for re-negotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The contracts affected by this ruling are with the physician practices the Company has sold or has identified to be divested or disposed and for which the assets are included in assets held for sale at January 31, 2000.

    In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim alleging fraudulent inducement and illegality of the management agreement. The Company intends to prosecute and defend the case. However, if the Company is not successful it may be required to record an impairment charge up to a maximum of $3.7 million. A reserve has been established to reflect the probable loss.

    A subsidiary of the Company, Oncology Therapies, Inc. ("OTI") (formerly Radiation Care, Inc., ("RCI")) is subject to the litigation which relates to events prior to the Company's operation of RCI, and the Company has agreed to indemnify and defend certain defendants in the litigation who were former directors and officers of RCI, subject to certain conditions. The Company has entered into

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) definitive agreements to settle this litigation. The terms of the settlements will not have a material adverse effect on the Company's business, financial position or results of operations.

    The Company has entered into employment agreements with certain of its employees, which include, among other terms, non-competition provisions and salary and benefits continuation. During December 1998, Robert A. Miller resigned as President and a member of the Board of Directors of the Company. In addition, during December 1998, the Company and Robert A. Miller entered into a Separation and Severance Agreement (the "Miller Severance Agreement") and a Consulting Agreement for Physician Practice Management Assets (the "Miller Consulting Agreement"). Pursuant to the Miller Severance Agreement, the Company is required to pay Mr. Miller a severance payment equal to $0.6 million, which was recorded as severance expense during the fourth quarter ended January 31, 1999. Mr. Miller agreed not to solicit any employees of the Company and not to compete against the Company for a period of two years from the termination of the Miller Consulting Agreement. The Miller Consulting Agreement provides for Mr. Miller to assist the Company in its divestiture of certain assets held for sale. In consideration for such services, the Company was required to pay to Mr. Miller $0.4 million. Mr. Miller has been paid all sums due to him as of January 31, 2000.

    In conjunction with the acquisition of a clinical research center during the year ended January 31, 1998, the Company may be required to make contingent payments based on revenue and profitability measures over the next five years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%. No amounts were earned during 2000 or 1999.

    In conjunction with various acquisitions that were completed during the years ended January 31, 1999, 1998 and 1997, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $4.4 million and $24.9 million for the years ended January 31, 2000 and 1999, respectively. Approximately $2.3 million was paid relative to the January 31, 1999 fiscal year. The payments, if required, shall be payable in cash and/or Common Stock of the Company.

    In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of January 31, 2000, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above. In April 2000 the Company issued approximately
5.2 million shares of Common Stock in satisfaction of this commitment.

    In connection with a joint venture partnership (the "Joint Venture") between the Company and Tenet Healthsystem Hospitals, Inc. ("Tenet") to own and operate an ambulatory surgical center and diagnostic radiology facility in Florida, Tenet filed suit against the Company on September 23, 1999 in the Palm Beach County Circuit Court (Florida) for (1) rescission of the Joint Venture agreement and (2) damages of approximately $2.0 million for breach of contract, breach of fiduciary duty, and breach of good faith and fair dealing (the "Tenet Suit"). The Tenet Suit chiefly alleges that the Company engaged in self-dealing to the detriment of Tenet and failed to meet its obligations under the Joint

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
Venture agreement, such obligations relating principally to certain financial commitments concerning the Joint Venture. This litigation has recently been stayed to allow the parties to negotiate an unwinding of the Joint Venture and review the potential for a negotiated settlement. If the parties are unable to reach agreement, the Company intends to file counterclaims against Tenet and defend the case.

    In a related matter, PBG Medical Mall MOB1 Properties ("Mall"), which is owned principally by Company director and former Chairman and Chief Executive Officer, Abraham D. Gosman, filed suit on September 8, 1999 in Palm Beach County Circuit Court for eviction against both Tenet, as tenant of Mall, and the Joint Venture, as subtenant of Mall. On September 24, 1999, Mall also filed suit for damages against Tenet and the Joint Venture in the Palm Beach County Circuit Court alleging breach of contract. The parties have reached a settlement in this litigation.

    The Company also currently is involved in litigation and arbitration pertaining to New York Network Management, L.L.C. ("NYNM"), a joint venture entered into by a subsidiary of the Company (the "Subsidiary"), Paul Ackerman, M.D. ("Ackerman") and Elizabeth Kelly, R.N. ("Kelly") under an Operating Agreement dated November 11, 1996 (the "Operating Agreement"). With regard to the litigation, on March 3, 2000, Kelly and Ackerman filed a Motion for Summary Judgment in Lieu of Complaint (the "Motion") with the Supreme Court of the State of New York, County of Kings (the "NY Supreme Court"). Kelly and Ackerman allege that under the Operating Agreement and a subsequent amendment to the Operating Agreement (together with the Operating Agreement, the "Agreements"), they had been granted a "put" right to the effect that anytime within a 3 year period after the third anniversary of the Operating Agreement (November 11, 1999), Ackerman and Kelly could require the Subsidiary to purchase a portion of their interest in NYNM (the "Put Right"), with the Put Right guaranteed by the Company. The purchase price was to be a fixed multiple of NYNM's revenues, with a minimum price of $5 million. The Motion alleges that on December 20, 1999 Ackerman and Kelly served formal notice to the Company that they were exercising their Put Right seeking the $5 million minimum price which Ackerman and Kelly contend under the Agreements was to be paid by February 21, 2000 and is now overdue. The Company has filed a motion with the NY Supreme Court to stay this litigation pending the outcome of a related arbitration proceeding described below, which motion is currently under advisement. The Company has reserved for its potential exposure on this claim pending the outcome of this litigation.

    On March 3, 2000, Ackerman, Kelly and NYNM also submitted a demand for arbitration under the Operating Agreement to the American Health Lawyers Association Alternative Dispute Resolution Service (New York) (the "AHLA") contending that the Subsidiary and the Company had diverted cash from NYNM for their own corporate purposes. They allege that approximately $3,980,000 was taken from NYNM's account from October of 1998 through July of 1999 and that $1,650,000 of that amount was removed without authority. Kelly, Ackerman and NYNM request the return of the funds to NYNM. At this writing the parties are in the process of selecting an arbitrator. The Company believes that this claim is without merit and intends to vigorously defend this action.

    The Company is subject to legal proceedings in the ordinary course of its business. While the Company cannot estimate the ultimate settlements or awards with respect to these legal proceedings, if any, the outcome could have a material adverse effect on the Company, its liquidity, financial position or results of operations.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

13.  RELATED PARTY TRANSACTIONS

    Included in operating expenses for the year ended January 31, 1998 is approximately $0.9 million discretionary management fees that were paid or accrued, prior to the CSL merger, to the principal shareholders of CSL for management-related services.

    In January 1997, a privately held entity principally owned by Mr. Gosman assumed the Company's obligations as lessee under a capital lease, which obligations then exceeded the fair market value of the lease by $0.6 million. The Company occupied office space for offices in West Palm Beach, Florida under the terms of a lease that the Company assumed from a company the stockholders and executive officers of which include Mr. Gosman and Frederick R.Leathers, a former officer of the Company. The terms of the assumed lease are the same as those to which such affiliated company was obligated. As of January 31, 1999, the total amount of lease payments to be made under the assumed lease through the end of the current lease term was estimated to be approximately
$0.4 million. During the year ended January 31, 2000, the Company leased office space at a cost of $0.3 million for its Florida corporate office from PBG Medical Mall MOB 1 Properties, Ltd., of which Mr. Gosman is a partner. During the year ended January 31, 1999, the Company leased office space on behalf of certain of its affiliated physicians from a limited partnership of which Mr. Gosman owns a controlling interest in the limited partner and general partner. The aggregate base rent paid during the year under such leases was approximately $0.1 million.

    DASCO provided development and other services in connection with the establishment of health parks, medical malls and medical office buildings. DASCO provided these services to or for the benefit of the owners of the new facilities, which owners are either corporations or limited partnerships. As of January 31, 1999, Mr. Gosman, individually and as trustee for his two sons, and Mr. Leathers had obtained equity interests in an aggregate of 17 facilities developed or being developed by DASCO and had interests in five of such facilities. The interest of Mr. Gosman (individually and as trustee) in such facilities ranged from 6.0% to 40.1%. The interest of Mr. Leathers ranged from 0.1% to 0.95%. During the years ended January 31, 1999 and 1998, DASCO recorded revenues in the amount of approximately $3.0 million and $19.2 million, respectively, related to facilities developed by DASCO in which equity interests have been obtained by related parties. Meditrust Corporation and Meditrust Operating Company, a publicly traded real estate investment trust (the "Meditrust Companies") of which Mr. Gosman served as Chairman of the Board and Chief Executive Officer, respectively, until August 1998, had provided financing to customers of DASCO in the aggregate amount of approximately $229.0 million as of January 31, 1998 for 25 facilities developed by DASCO. In January 1998, the Meditrust Companies acquired, at fair market value, 21 medical office buildings developed by DASCO from the corporate or limited partnership owners of such facilities for an aggregate purchase price of approximately $200.0 million. The Company received $9.1 million during 1998 in these transactions from the corporation or limited partnership owners of such facilities. As a result of their ownership interests in the corporations or limited partnerships owning the facilities sold to the Meditrust Companies during 1998, Messrs. Gosman (individually and as trustee for his two sons) and Leathers received
$4.7 million and $0.1 million, respectively, from the sale of the facilities. DASCO conducted no business with related parties in the year ended January 31, 2000 and the business was sold in August 1999.

    Prior to the sale of its DASCO real estate services operations in August 1999, the Company provided construction management, development marketing and consulting services to entities principally owned by Abraham D. Gosman (former Chairman of the Board and former Chief Executive

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

13.  RELATED PARTY TRANSACTIONS (CONTINUED)
Officer) in connection with the development and operation by such entities of several healthcare related facilities (including a medical office building and a retirement community). The Company provided these services to such affiliated parties on terms no more or less favorable to the Company than those provided to unaffiliated parties. During the years ended January 31, 1999 and 1998, the Company recorded revenues in the amount of $1.4 million and $10.5 million, respectively, related to such services.

    During 1999, the Company advanced $10.9 million, which was reflected in advances to stockholders and other assets at January 31, 1999, to Chancellor Development Corp., a company principally owned by Mr. Gosman relating to the development of a healthcare facility and retirement community. This
$10.9 million is evidenced by a note due June 2000 which accrues interest at the prime rate and is personally guaranteed by Mr. Gosman. As collateral for his obligation under the guarantee, Mr. Gosman has pledged the stock of another company principally owned by him ("Windrows") and (subject to prior pledges)
8.2 million shares of Company Common Stock ("ICSL Pledged Shares"). Until the note has been repaid in full, the Company has the right to vote the ISCL Pledged Shares, subject to the rights of any prior pledgee. During November 1999, the Company agreed to waive claims for interest on the note through the maturity date in consideration of waivers of claims for unpaid rent with respect to certain leases and the termination or amendment of these leases. This note was written off in the fourth quarter of fiscal year 2000. (See Note 5)

    In May 1998 the Company made a loan in the original principal amount of $1.0 million to Dr. Eric Moskow, a director and former employee of the Company. Originally, this loan had an interest rate of 5.56% per annum and was due in May 2005. On January 27, 2000, the Company entered into a Consulting Agreement and Release with Dr. Moskow. Pursuant to this agreement, Dr. Moskow has ceased his employment with the Company, but remains as a director and a consultant. The agreement, among other provisions, provides for the termination of Dr. Moskow's employment agreement, the cancellation of all outstanding stock options and the cancellation of his indebtedness to us in the amount of $1 million, which was written off in the fourth quarter of 2000. By terminating Dr. Moskow's employment agreement, the Company avoided a payment of $1 million that would have been due to Dr. Moskow under his employment agreement upon the closing of the Recapitalization (see Subsequent Events--Note 23). Also, in August 1996, in connection with the acquisition of his company, the Company loaned Dr. Moskow $448,000 on a non-recourse basis, secured by the pledge of 58,151 shares of Company Common Stock. On December 29, 1999, the Company foreclosed on the pledged shares.

    During July 1995, the Company purchased the assets of and entered into a 15-year management agreement with a medical oncology practice with three medical oncologists. Continuum Care of Massachusetts, Inc., a company principally owned by Mr. Gosman, guarantees the performance of the Company's obligations under the management agreement. The Company terminated the relationship with this practice in March 2000.

    Pursuant to a portfolio escrow agreement dated January 15, 1998, between DASCO and Meditrust Corporation ("Meditrust"), of which Mr. Gosman is the Chief Executive Officer, DASCO agreed to escrow a portion of its consulting fees for payment to Meditrust if certain assumptions regarding the purchase and development of property acquired by Meditrust proved not to be correct. The total escrow amount was $326,498. To date, $100,000 of the escrow amount has been released to DASCO. The remaining $226,498, plus accrued interest continues to be held in escrow pending final resolution

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

13.  RELATED PARTY TRANSACTIONS (CONTINUED)
between Meditrust and DASCO of lease commencement and tenant improvement allowance analysis and several property issues.

    In January 1998, the Company assigned to CareMatrix, a corporation of which Mr. Gosman is an officer, its rights under a management agreement with respect to a 120 bed skilled facility to be located in Palm Beach Gardens for $800,000. In exchange for concessions which the Company received in regard to potential liabilities to CareMatrix, the Company agreed to reduce the receivable to $350,000. To date, CareMatrix has paid $300,000 of the amount due with the balance due on May 31, 2000.

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

LONG-TERM DEBT

    The fair value of the Company's long-term debt and capital leases is estimated based on the current rates offered to the Company for debt of the same remaining maturities or quoted market prices. At January 31, 2000, the book value of long-term debt (other than the Debentures) and capital leases, including current maturities is $16 million and which approximates fair value. At January 31, 2000, the estimated fair value of the Debentures was $25 million. The estimated fair value of these Debentures is based on quoted market prices at January 31, 2000.

15.  EMPLOYEE BENEFIT PLAN

    The Company sponsors a 401(k) plan, covering substantially all of its employees. Contributions under the plan equal 50% of the participants' contributions up to a maximum of 3 percent of eligible compensation per participant per plan year.

16.  INCOME TAXES

    The Company became subject to federal and state income taxes effective the date of the Company's initial public offering. As a result of the Company's repositioning, large net operating losses were used to offset prior tax liabilities.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

16.  INCOME TAXES (CONTINUED)
    Significant components of the Company's benefit/(provision) for income taxes for the years ended January 31, 2000, 1999 and 1998 are as follows:

                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Federal:
Current.............................................    $ --     $(11,155)   $9,032
Deferred............................................      --         (272)     (813)
                                                        ----     --------    ------
Total federal.......................................      --      (11,427)    8,219
                                                        ----     --------    ------
State:
Current.............................................     194          (54)    1,828
Deferred............................................      --          (68)     (202)
                                                        ----     --------    ------
Total state.........................................     194         (122)    1,626
                                                        ----     --------    ------
Totals..............................................    $194     $(11,549)   $9,845
                                                        ====     ========    ======

    Significant components of the Company's deferred tax assets and liabilities as of January 31, 2000 and 1999 are as follows:

                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred tax asset
Allowance for doubtful accounts, reserves and other
  accrued expenses......................................  $  7,610   $  2,898
Net operating loss carryforward.........................    76,276     13,550
Assets held for sale....................................     6,514     21,704
                                                          --------   --------
Total deferred tax assets...............................    90,400     38,152
                                                          --------   --------
Deferred tax liability
Property and depreciation...............................      (121)      (307)
Amortization............................................      (141)    (1,767)
Installment gain........................................    (1,135)    (1,210)
Other...................................................        --       (296)
                                                          --------   --------
Total deferred tax liability............................    (1,397)    (3,580)
                                                          --------   --------
Deferred tax asset (liability)..........................    89,003     34,572
                                                          --------   --------
Valuation allowance.....................................   (89,003)   (34,572)
                                                          --------   --------
Net deferred tax liability..............................  $     --   $     --
                                                          ========   ========

    The Company reasonably believes that because of the large net operating loss for the years ended January 31, 2000 and 1999 and the anticipated losses due to the restructuring of the Company, the Company may not be able to fully utilize all the net operating losses. Accordingly, the Company has established a full valuation allowance on the Company's net deferred tax assets.

    The net operating losses attributable to OTI of $33.1 million will begin to expire in 2005.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

16.  INCOME TAXES (CONTINUED)
    The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

                                                           2000       1999       1998
                                                         --------   --------   --------
Statutory rate.........................................    (35%)      (35%)       35%
Nondeductible merger expenses..........................      0%         0%        18%
Permanent differences..................................     13%         3%         1%
Basis difference, asset held for sale..................     (9%)       10%         0%
State income tax (net of federal benefit)..............      0%         0%         6%
Change in valuation allowance..........................     32%        14%       (11%)
                                                           ----       ----       ----
                                                             1%        (8%)       49%
                                                           ====       ====       ====

17.  SUPPLEMENTAL CASH FLOW INFORMATION

    During the years ended January 31, 2000, 1999 and 1998, the Company acquired the assets and/or stock, entered into management and employment agreements, assumed certain liabilities of various physician practices, ancillary service companies, networks and organizations and sold certain assets. In addition, during the years ended January 31,1999 and 1998, the Company issued shares of stock which had been committed to be issued in conjunction with acquisitions completed during the year ended January 31, 1998. During the years ended
January 31, 2000 and 1999, the Company also recorded a goodwill impairment charge, terminated several physician management and employment agreements, wrote down certain notes receivable to their estimated net realizable value and wrote down certain assets that are being held for sale at January 31, 2000 to their net realizable value (less cost to sell). The transactions had the following non-cash impact on the balance sheets of the Company as of January 31, 2000, 1999 and 1998:

                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Current assets..................................  $88,652    $ 50,284   $ 8,981
Property, plant and equipment...................     (171)    (33,806)       16
Intangibles.....................................   44,836    (105,661)   74,418
Other noncurrent assets.........................    1,003      (3,052)    1,391
Current liabilities.............................    4,751      (1,836)     (535)
Debt............................................   (4,244)      6,520   (12,816)
Noncurrent liabilities..........................   (1,480)        339     9,740
Equity..........................................  (49,562)     90,489   (50,977)

    Cash paid for interest during the years ended January 31, 2000, 1999 and 1998 was $7.9 million, $9.3 million and $8.5 million, respectively. Cash paid for income taxes for the years ended January 31, 2000, 1999 and 1998 was $.3 million, $1.1 million and $10.8 million, respectively.

18.  STOCK OPTION PLAN

    The Company has adopted a stock option plan and authorized the issuance of
4.1 million shares of the Company's Common Stock to key employees and directors of the Company. Under this plan, the exercise provision and price of the options will be established on an individual basis generally with the exercise price of the options being not less than the market price of the underlying stock at the date of

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

18.  STOCK OPTION PLAN (CONTINUED)
grant. The options generally will become exercisable beginning in the first year after grant in 20%-33% increments per year and expire ten years after the date of grant. Information related to the stock option plan is summarized as follows:

                                                                                  YEAR ENDED JANUARY 31,
                                                              ---------------------------------------------------------------
                                                                     2000                  1999                  1998
                                                              -------------------   -------------------   -------------------
                                                                         WEIGHTED              WEIGHTED              WEIGHTED
                                                                         AVERAGE               AVERAGE               AVERAGE
                                                                         EXERCISE              EXERCISE              EXERCISE
                                                               SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                              --------   --------   --------   --------   --------   --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding, beginning of period............................    3,026     $12.11      3,909     $16.12     2,201      $16.68
Options granted:
At fair market value........................................      381       1.43        894       4.94     2,020       14.66
Above fair market value (CSL options--see below)............      935       2.04         --         --        --          --
Options exercised...........................................       --                   (36)      3.61      (145)       6.31
Options canceled............................................   (1,359)      6.15     (1,741)     16.95      (167)      14.23
                                                               ------     ------     ------     ------     -----      ------
Outstanding, end of period..................................    2,983     $ 7.27      3,026     $12.11     3,909      $16.12
                                                               ------     ------     ------     ------     -----      ------
Weighted average fair value of options
granted during the year.....................................              $ 1.87                $ 4.94                $ 7.55
                                                                          ======                ======                ======

    At January 31, 2000, 1999 and 1998, options for 1.1 million, 1.3 million and
1.3 million, respectively, were exercisable.

    Significant option groups outstanding at January 31, 2000 and related weighted average price and life are as follows (in thousands):

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISEABLE
                                           -------------------------------------   -----------------------
                                              SHARES                                  SHARES
                                           OUTSTANDING                  WEIGHTED   EXERCISEABLE   WEIGHTED
                                                AT         REMAINING    AVERAGE         AT        AVERAGE
RANGE OF                                   JANUARY 31,    CONTRACTUAL   EXERCISE   JANUARY 31,    EXERCISE
EXERCISE PRICE                                 2000          LIFE        PRICE         2000        PRICE
--------------                             ------------   -----------   --------   ------------   --------
$  .50-$ 3.80............................     1,100       9.3 Years      $ 1.49          6         $ 3.13
$ 3.81-$13.30............................     1,078          4.5           6.55        395           8.50
$13.31-$15.20............................       305          2.7          14.51        271          14.45
$15.21-$19.00............................       500          5.7          17.13        388          17.33

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the years ended January 31, 2000, 1999 and 1998: expected volatility (post-offering) of 150%, 65% and 56%, respectively; risk free interest rates of 5.2%, 4.7% and 6.0%, respectively; expected option life of 5.0, 4.5 and 4.4 years, respectively; and expected dividends of $0.

    Options that were assumed in connection with CSL employees during 1996 were valued using the minimum value method, which is appropriate for nonpublic companies, assuming a ten-year option life, 5.5% risk free interest rate and no volatility. These options were granted with an exercise price significantly greater than the market value of the Company and accordingly had a fair market value and associated expense of zero. Former CSL options have been converted to 108,914 of the Company's options with an exercise price of $3.13 and are included above.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

18.  STOCK OPTION PLAN (CONTINUED)
    The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123, Accordingly, no compensation cost has been recognized for options granted. Had compensation for those plans been determined based on the fair value at the grant date for awards during the years ended January 31, 2000, 1999 and 1998, consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                                      YEAR ENDED JANUARY 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
As reported.................................................   $(171,207)    $(130,760)     $10,299
Pro Forma...................................................   $(176,221)    $(133,844)     $ 5,601
Basic earnings (loss) per share
As reported.................................................   $   (4.86)    $   (3.91)     $  0.35
Pro Forma...................................................   $   (5.00)    $   (4.01)     $  0.19
Diluted earnings (loss) Per share
As reported.................................................   $   (4.86)    $   (3.91)     $  0.35
Pro Forma...................................................   $   (5.00)    $   (4.01)     $  0.19

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

19.  NET INCOME PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                                              INCOME                     PER SHARE
                                                              (LOSS)        SHARES        AMOUNT
                                                            -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JANUARY 31, 2000
Basic loss per share
  Loss available to common stockholders...................   $(121,575)      35,235        $(3.45)
  Extraordinary item......................................     (49,632)          --         (1.41)
Net loss available to common stockholders.................    (171,207)          --         (4.86)
Effect of dilutive securities:............................          --           --            --
Diluted earnings per share................................   $(171,207)      35,235        $(4.86)
                                                             =========       ======        ======
YEAR ENDED JANUARY 31, 1999
Basic loss per share
  Loss available to common stockholders...................   $ (33,976)      33,401        $(1.02)
  Extraordinary item......................................     (96,784)          --         (2.89)
                                                             ---------       ------        ------
Net loss available to common stockholders.................    (130,760)      33,401         (3.91)
Effect of dilutive securities:............................          --           --            --
                                                             ---------       ------        ------
Diluted earnings per share................................   $(130,760)      33,401        $(3.91)
                                                             =========       ======        ======
YEAR ENDED JANUARY 31, 1998
Basic earnings per share
  Income available to common stockholders.................   $  10,299       29,690        $ 0.35
Effect of dilutive securities:
Stock options.............................................          --          145            --
Convertible debt..........................................         191          394            --
                                                             ---------       ------        ------
Diluted earnings per share................................   $  10,490       30,229        $ 0.35
                                                             =========       ======        ======

    For the years ended January 31, 2000, 1999 and 1998, approximately
3.0 million, 3.0 million and 3.5 million shares, respectively, related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

    For the years ended January 31, 2000, 1999 and 1998, no additional securities or related adjustments to income were made for the common stock equivalents related to the convertible subordinated debentures since the effect would be antidilutive.

20.  RATIO OF EARNINGS TO FIXED CHARGES

    For the years ended January 31, 2000 and 1999, the ratio of earnings to fixed charges was less than 1.0. For the year ended January 31, 1998 the ratio of earnings to fixed charges was 2.29. For purposes of computing the ratio of earnings to fixed charges, earnings represent income from operations before minority interest and income taxes, plus fixed charges. Earnings also include the equity in less-than-fifty-percent-owned investees only to the extent of distributions. Fixed charges include interest,

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

20. RATIO OF EARNINGS TO FIXED CHARGES (CONTINUED) amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the year ended January 31, 2000, for purposes of computing the ratio of earnings to fixed charges, the Company's earnings were inadequate to cover fixed charges by $16.9 million.

21.  SEGMENT INFORMATION

    For the fiscal year ending January 31, 1999, the Company adopted SFAS 131. The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management, site management organization, real estate services (until 2000 when they became part of assets held for sale) and assets held for sale, The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. The tables below present revenue, pretax income (loss) prior to extraordinary item and net assets of each reportable segment for the indicated periods:

                                                                    SITE
                                                    PROVIDER     MANAGEMENT      REAL      ASSETS
                                                    NETWORK     AND RESEARCH    ESTATE    HELD FOR   RECONCILING   CONSOLIDATATED
                                                   MANAGEMENT   ORGANIZATON      (2)        SALE      ITEMS (1)        TOTALS
                                                   ----------   ------------   --------   --------   -----------   --------------
YEAR ENDED JANUARY 31, 2000
-------------------------------------------------
Net revenues.....................................   $59,996       $33,813           --    $ 92,475    $      --       $ 186,284
Income (loss) before income
  Taxes and extraordinary
  Items..........................................   (35,490)      (23,105)          --     (20,873)     (41,913)       (121,381)
Net assets.......................................     7,817        15,811           --      16,122     (106,472)        (66,722)
YEAR ENDED JANUARY 31, 1999
-------------------------------------------------
Net revenues.....................................   $93,479       $33,695      $ 8,694    $155,410    $      --       $ 291,278
Income (loss) before income
  Taxes and extraordinary
  Items..........................................    (2,907)       (6,723)      (8,471)        517      (27,941)        (45,525)
Net assets.......................................    44,398        20,509        9,301     100,795      (69,103)        105,900
YEAR ENDED JANUARY 31, 1998
-------------------------------------------------
Net revenues.....................................   $67,761       $29,968      $31,099    $152,351    $      --       $ 281,179
Income (loss) before income
  Taxes and extraordinary items..................     2,310        (7,970)      24,674      13,860      (12,752)         20,122
Net assets.......................................    45,966        12,195       15,582     189,785      (51,493)        212,035

------------------------------

(1) Reconciling items consist of corporate expenses and corporate net assets (primarily the convertible subordinated debentures, net of cash) which are not allocated.

(2) Due to the decision to sell the real estate operations in the year ended January 31, 2000, the real estate segmented information has been included in assets held for sale.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

                                                               YEAR ENDED JANUARY 31, 2000
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
Net revenues..........................................  $ 60,664   $ 49,852   $44,371    $ 31,397
Income (loss) before income taxes and extraordinary
  item................................................   (11,135)   (29,489)   (9,986)    (70,771)
Income (loss) before extraordinary item...............   (11,185)   (29,539)   (9,933)    (70,918)
Extraordinary item....................................        --    (49,632)       --
Net income (loss).....................................   (11,185)   (79,171)   (9,933)    (70,918)
Net income per share--basic:
Income (loss) before extraordinary item...............  $  (0.33)  $  (0.89)  $ (0.28)   $  (1.95)
Extraordinary item....................................  $     --   $  (1.49)       --          --
Net income (loss).....................................  $  (0.33)  $  (2.38)  $ (0.28)   $  (1.95)
Net income per share--diluted:
Income (loss) before extraordinary item...............  $  (0.33)  $  (0.89)  $ (0.28)   $  (1.95)
Extraordinary item....................................  $     --   $  (1.49)       --          --
Net income (loss).....................................  $  (0.33)  $  (2.38)  $ (0.28)   $  (1.95)

                                                                YEAR ENDED JANUARY 31, 1999
                                                         -----------------------------------------
                                                          FIRST      SECOND     THIRD      FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   --------   --------   --------
Net revenues...........................................  $84,193    $77,362    $ 67,946   $ 61,777
Income (loss) before income taxes and extraordinary
  item.................................................    9,601         75     (13,790)   (41,411)
Income (loss) before extraordinary item................    6,453         51      (9,119)   (31,361)
Extraordinary item.....................................       --         --     (51,552)   (45,232)
Net income (loss)......................................    6,453         51     (60,671)   (76,593)
Net income per share--basic:
Income (loss) before extraordinary item................  $  0.20    $    --    $  (0.27)  $  (0.94)
Extraordinary item.....................................  $    --    $    --    $  (1.54)  $  (1.35)
Net income (loss)......................................  $  0.20    $    --    $  (1.81)  $  (2.29)
Net income per share--diluted:.........................  $  0.20    $    --    $  (0.27)  $  (0.94)
Income (loss) before extraordinary item................  $    --    $    --    $  (1.54)  $  (1.35)
Extraordinary item.....................................  $  0.20    $    --    $  (1.81)  $  (2.29)
Net income (loss)......................................

23.  SUBSEQUENT EVENTS

    The Company is highly leveraged due to its $100 million Debentures. This hampers its ability to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. In connection with the Company's repositioning, during the years ended January 31, 2000 and 1999 the Company sold and divested itself of those assets and businesses that did not support its new strategic direction. Based upon asset appraisals and comparable sales within the industry, the Company believed that it could generate sufficient cash from these divestitures to repay all or a portion of the Debentures, thereby permitting the Company to focus on its core business lines without the burden of

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

23.  SUBSEQUENT EVENTS (CONTINUED)
the interest obligations associated with the Debentures. However, continued decline in these industry segments resulted in the Company's failure to generate sufficient cash proceeds from its asset divestitures to repay the Debentures. The Company's highly leveraged position, due principally to the Debentures, hampers its ability to execute its strategic plan to grow the research, clinical trials and network management segments of its business. The Company therefore has determined that it needs to reduce its indebtedness in order to implement fully its strategic plan.

    During the process of implementing its strategic plan, owners of more than 50% of the principal amount of the Debentures (the "Majority Holders") approached the Company to discuss the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategic plan. In this connection, in November 1999, the Company retained the services of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise it in connection with any refinancings, repurchases or restructuring of its outstanding securities and indebtedness with the goal of substantially reducing the outstanding principal amount of the Debentures. The Majority Holders subsequently formed a steering committee of Debentureholders (the "Steering Committee") to negotiate with the Company regarding the terms of a recapitalization as a means of improving the Company's capital structure and its ability to effect its strategic plan. The Company sought DLJ's assistance and advice in connection with these negotiations which have resulted in the proposed plan to recapitalize the Company (the "Recapitalization") described below.

    The Recapitalization involves the exchange of newly issued shares of common stock of the Company (the "New Common Stock") representing 90% of the Company's issued and outstanding capital stock following the Recapitalization for all of the Debentures. As part of the Recapitalization, the Company intends to cancel all issued and outstanding Common Stock and replace it with the New Common Stock representing 10% of the Company's issued and outstanding capital stock following the recapitalization.. In addition, the Company intends to cancel any options or other rights to purchase the Common Stock and to issue options to purchase up to 16% of New Common Stock, on a fully diluted basis, after the Recapitalization. Of these options, 1% will be issued to outside directors and 15% will be issued or reserved for issuance to executive officers and key employees of the Company.

    The Company intends to commence voluntary bankruptcy cases (the "Bankruptcy Cases") to effect the Recapitalization through a joint prepackaged plan of reorganization (the "Prepackaged Plan") of the Company and its subsidiaries under chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code"). Virtually all of the Company's operations are conducted through its subsidiaries. Because the Debentures are guaranteed by certain of the Company's subsidiaries and because its operations are conducted through its subsidiaries, the Company believes it prudent that all of its subsidiaries participate in any bankruptcy proceeding in order to extinguish any guarantor liability under the Debentures and to avoid potential disruption to its businesses.

    The Company intends to solicit acceptances of the Prepackaged Plan from the Debentureholders prior to the commencement of the Bankruptcy Cases. The Company will not solicit acceptances of the Prepackaged Plan from any other holder of a claim against the Company or its subsidiaries, because the Company and its subsidiaries intend to pay such claims (to the extent they are allowed), in the ordinary course, according to existing payment terms (or such other terms as the holders of these claims and the Company may agree) in accordance with the Bankruptcy Code. To complete the Recapitalization in bankruptcy through the Prepackaged Plan, the Company must receive acceptances of the Prepackaged Plan from (i) Debentureholders representing at least two-thirds ( 2/3) of the principal

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

23.  SUBSEQUENT EVENTS (CONTINUED)
amount of the Debentures that actually vote on the Prepackaged Plan and
(ii) more than one-half ( 1/2) in number of the Debentureholders that actually vote on the Prepackaged Plan (the "Requisite Acceptances"). Each member of the Steering Committee has entered into a Forebearance, Lock-up and Voting Agreement pursuant to which it has agreed to forebear from exercising any rights or remedies it may have with respect to any defaults arising under the Debentures or the Indenture governing the Debentures and to vote in favor of the Prepackaged Plan. The Prepackaged Plan also must be confirmed by a United States bankruptcy court.

    If the Company receives the Requisite Acceptances of the Prepackaged Plan, the Company and its subsidiaries intend to commence the Bankruptcy Cases. The Company anticipates that the Bankruptcy Cases will be commenced before it is in default on the next interest payment on the Debentures which is due on June 15, 2000 and is subject to a 30 day grace period thereafter. The filing of the Bankruptcy Cases would constitute an Event of Default under the Indenture governing the Debentures.

    After completion of the Recapitalization, the Company believes it will have established a capital structure that will allow the expansion of its operations and further integration of its business lines. The Recapitalization also should improve the Company's ability to access capital and to use its equity both for targeted acquisitions and as incentive compensation to attract and retain key personnel who will be integral to the success of its strategic plan.

    The Recapitalization could result in a change in control of the Company for federal income tax purposes, which could have an adverse effect on the net operating loss tax carryovers for the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Innovative Clinical Solutions Ltd.:

    Our audits of the consolidated financial statements referred to in our report dated May 19, 2000 appearing in this Annual Report on form 10-K also included an audit of the Financial Statement Schedule on page S-2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Boston, Massachusetts
May 19, 2000

                       INNOVATIVE CLINICAL SOLUTIONS LTD.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                     ADDITIONS                 RECLASSIFICATION              BALANCE
                                        BALANCE AT   CHARGED TO   DEDUCTIONS    OF RESERVES TO                AT END
                                        BEGINNING    OPERATING       FROM        ASSETS HELD       OTHER        OF
                                        OF PERIOD     EXPENSES     RESERVES        FOR SALE         (A)       PERIOD
                                        ----------   ----------   ----------   ----------------   --------   --------
Year ended January 31, 2000...........    $1,350      $112,940      $91,451        $18,993        $    --    $ 3,846
Year ended January 31, 1999...........    48,428       167,443      168,685         46,640            804      1,350
Year ended January 31, 1998...........    29,525       156,145      146,591             --          9,349     48,428

------------------------

(A) Other represents the allowances of acquired entities.

EXHIBIT NO.                                    EXHIBIT INDEX
-----------                                    -------------
      3.1(1)            Restated Certificate of Incorporation of the Company.
      3.2(l)            By-laws of the Company.
      4(2)              Indenture with respect to the Company's 6 3/4% Convertible
                        Subordinated Debentures.
     10.1(1)            Registration Agreement dated January 29, 1996 between
                        PhyMatrix Corp. and various stockholders of PhyMatrix Corp.
     10.2(2)            Registration Agreement dated June 21, 1996 between PhyMatrix
                        Corp. and the Initial Purchasers.
     10.3(l)            Employment Agreement dated as of January 1, 1995 between
                        DASCO and Bruce A. Rendina. +
     10.4(2)            Employment Agreement dated January 29, 1996 between
                        PhyMatrix Corp. and Robert A. Miller. +
     10.5(1)            1995 Equity Incentive Plan. +
     10.6               Amended and Restated Agreement and Plan of Merger dated as of July 15, 1997 by and among the Company, PhyMatrix
                        Acquisition I, Inc., Clinical Studies Ltd., Dr. Michael
                        Rothman, Dr. Walter Brown, Michael T. Heffernan and Ronald
                        Phillips as Trustee of The Alexander Rothman 1993 Qualified
                        Sub-Chapter S Trust and as Trustee of The Julie Rothman
                        Qualified Sub-Chapter 8 Trust (incorporated by reference
                        from the Company's Current Report on Form 8-K filed on
                        October 6, 1997).
     10.7(3)            Employment Agreement dated October 14, 1997 between
                        PhyMatrix Corp. and Michael T. Heffernan. +
     10.8(3)            Separation and Settlement Agreement dated April 30, 1998
                        between Frank Tidikis and PhyMatrix Corp. +
     10.9(4)            Loan and Security Agreement dated March 12, 1999 by and
                        among the Company, certain of its subsidiaries and HCFP
                        Funding, Inc.
     10.10(4)           Loan and Security Agreement dated March 12, 1999 by and
                        among the Company, PhyMatrix Diagnostic Imaging, Inc.,
                        PhyMatrix Management Company, Inc. and HCFP Funding, Inc.
     10.11(4)           Loan and Security Agreement dated March 12, 1999 by and
                        between the Company, Clinical Studies, Ltd., Clinical
                        Marketing, Ltd. and HCFP Funding, Inc.
     10.12(4)           Separation and Settlement Agreement dated December 8, 1998 between the Company and Robert A. Miller
     10.13(4)           Consulting Agreement for Physician Practice Management
                        Assets dated December 8, 1999 between the Company and RAM
                        Advisors, Inc. +
     10.14(4)           Business Agreement dated September 4, 1998 among the
                        Company, certain of its subsidiaries, Abraham D. Gosman, The
                        Rendina Companies, Inc., The Rendina Companies West, Inc.
                        and Bruce A. Rendina.
     10.15(3)           Section 3.4(a) of the Operating Agreement of Tri-State
                        Network Management, L.L.C. dated February 17, 1998 among
                        PhyMatrix Management Company, Inc. ("Management'), Beth
                        Israel Medical Center and Landmark Physicians Organization,
                        L.L.C., which imposes certain restrictions on Management and
                        PhyMatrix Corp.
     10.16(5)           Asset Purchase Agreement made as of July 14, 1999, by and
                        among PresGar Imaging L.C., Innovative Clinical Solutions,
                        Ltd., Phymatrix Management Company, Inc., Phymatrix
                        Diagnostic Imaging, Inc., Biltmore Imaging Center, Inc.,
                        BabRad, Inc., Phymatrix Diagnostic Imaging Northeast, Inc.,
                        and Deerco, Inc., for the sale of the Imaging Division
     10.17(5)           Confirmatory Revolving Note dated as of February 1, 1998 in principal amount of $10.9 million payable by Chancellor
                        Development Corp. to Innovative Clinical Solutions, Ltd.
     10.18(5)           Confirmatory Guarantee of Abraham D. Gosman dated as of
                        February 1, 1998 in favor of Innovative Clinical Solutions,
                        Ltd.
     10.19(5)           Confirmatory Stock Pledge Agreement made as of November 30,
                        1999 by and among Abraham D. Gosman, Chancellor Partners
                        Limited Partnership I, Chancellor Development Corp. and
                        Innovative Clinical Solutions, Ltd.

EXHIBIT NO.                                    EXHIBIT INDEX
-----------                                    -------------
     10.20(5)           Letter Agreement dated November 30, 1999 by and between PBG
                        Medical Mall MOB 1 Properties, Ltd. and Innovative Clinical
                        Solutions, Ltd. regarding Interest and Lease Payments
     10.21(4)           Employment Agreement between the Company and James M. Hogan,
                        M.D. +
    *10.22              Employment Agreement between the Company and R. Adrian Otte,
                        M.D. +
    *10.23              Employment Agreement between the Company and Gary S.
                        Gilheeney +
    *10.24              Employment Agreement between the Company and Bryan B. Dieter
                        +
    *10.25              Employment Agreement between the Company and John Wardle +
     10.26(6)           Forebearance, Lock-up and Voting Agreement dated April 25,
                        2000 between the Company and Third Avenue Trust and the MJ
                        Whitman Pilot Fish Opportunity Fund LP
    *21                 Subsidiaries of the Registrant.
     23.1               Consent of PricewaterhouseCoopers LLP
    *27                 Financial Data Schedule.

------------------------

*   Filed herewith.

+  Management or compensation arrangement

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-08269).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

(5) Incorporated by reference to the Company's Form 10-Q for the period ended October 31, 1999

(6) Incorporated by reference to the Company's Form 8-K/A dated May 31, 2000