Form 10-Q
period 2000-04-30
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2000-06-19
CIK 1002022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED APRIL 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                         COMMISSION FILE NUMBER 0-27568

                            ------------------------

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     65-0617076
       (State of incorporation)                 (IRS Employer Identification No.)

    10 DORRANCE STREET, SUITE 400,                            02903
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

    On June 13, 2000, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 37,198,845.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements........................................

                        Consolidated Balance Sheets--April 30, 2000 (unaudited) and
                         January 31, 2000...........................................       3

                        Consolidated Statements of Operations (unaudited)--Three
                         Months Ended April 30, 2000 and 1999.......................       4

                        Consolidated Statements of Cash Flows (unaudited)--Three
                         Months Ended April 30, 2000 and 1999.......................       5

                        Notes to Consolidated Financial Statements
                         (unaudited)--Three Months Ended April 30, 2000 and 1999....    6-12

Item 2.                 Management's Discussion and Analysis of Financial Condition
                         and
                         Results of Operations......................................   13-21

PART II--OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K............................      22

PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               APRIL 30,    JANUARY 31,
                                                                 2000          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  13,403     $  25,558
  Receivables:
    Accounts receivable, net................................      16,304        16,193
    Other receivables.......................................       8,577         4,710
    Related party and other notes receivables...............       6,082         7,222
  Prepaid expenses and other current assets.................       1,414           394
  Assets held for sale......................................          --         2,419
                                                               ---------     ---------
      Total current assets..................................      45,780        56,496

Property, plant and equipment, net..........................       8,903         9,099
Notes receivable............................................       4,573         4,892
Goodwill, net...............................................       3,587         3,681
Management service agreements, net..........................       8,520         8,612
Restricted cash.............................................       2,102         2,077
Other assets................................................       2,255         2,454
                                                               ---------     ---------
      Total assets..........................................   $  75,720     $  87,311
                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of debt and capital leases................   $   9,925     $  11,718
  Convertible subordinated debentures.......................     100,000       100,000
  Accounts payable..........................................      11,259        11,859
  Accrued compensation......................................       1,768         2,060
  Accrued and other current liabilities.....................      24,489        23,575
                                                               ---------     ---------
      Total current liabilities.............................     147,441       149,212
Long-term debt and capital leases...........................       1,247         4,234
Other long-term liabilities.................................          41            95
Minority interest...........................................         492           492
                                                               ---------     ---------
      Total liabilities.....................................     149,221       154,033

Commitments and contingencies

Stockholders' equity:
  Common stock par value $.01, 40,000 shares authorized
    38,575 and 33,387 shares issued at April 30, 2000 and
    January 31, 2000, respectively, 37,199 and 32,011 shares
    outstanding at April 30, 2000 and January 31, 2000,
    respectively                                                     372           320
  Treasury stock............................................      (2,664)       (2,664)
  Additional paid in capital................................     225,790       224,771
  Accumulated deficit.......................................    (296,999)     (289,149)
                                                               ---------     ---------
Total stockholders' equity..................................     (73,501)      (66,722)
                                                               ---------     ---------
Total liabilities and stockholders' equity..................   $  75,720     $  87,311
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

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Net revenues from services..................................  $11,011    $ 43,855
Net revenues from management service agreements.............   14,643      16,749
Net revenues from real estate services......................       --          60
                                                              -------    --------
    Total revenue...........................................   25,654      60,664
                                                              -------    --------
Operating costs and administrative expenses:
  Salaries, wages and benefits..............................    8,023      19,202
  Professional fees.........................................    3,940       4,276
  Supplies..................................................    2,010      14,164
  Utilities.................................................      437       1,142
  Depreciation and amortization.............................      742       3,628
  Rent......................................................    1,843       4,476
  Provision for bad debts...................................      173         634
  Capitation expenses and other.............................   14,437      21,658
                                                              -------    --------
    Total operating costs and administrative expenses.......   31,605      69,180
                                                              -------    --------
Loss from operations........................................   (5,951)     (8,516)
                                                              -------    --------
Interest expense, net.......................................    1,918       2,619
                                                              -------    --------
Loss before provision for income taxes......................   (7,869)    (11,135)
Income tax expense (benefit)................................      (19)         50
                                                              -------    --------
    Net loss................................................  $(7,850)   $(11,185)
                                                              =======    ========

Net loss per share--basic (Note 7)..........................  $ (0.21)   $  (0.33)
Net loss per share--diluted (Note 7)........................  $ (0.21)   $  (0.33)

Weighted average shares outstanding--basic..................   37,199      33,529
                                                              =======    ========
Weighted average shares outstanding--diluted................   37,199      33,529
                                                              =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (7,850)  $(11,185)
  Noncash items included in net income:
    Depreciation and amortization...........................       742      3,628
    Amortization of debt issuance costs.....................       193        744
    Other...................................................        --          7
  Changes in receivables....................................    (3,978)    (1,445)
  Changes in accounts payable and accrued liabilities.......     1,092     (2,851)
  Changes in other assets...................................    (1,013)    (2,522)
                                                              --------   --------
      Net cash used by operating activities.................   (10,814)   (13,624)
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................      (360)      (914)
  Sale of assets............................................     2,419      4,694
  Notes receivable, net.....................................     1,459       (148)
  Other.....................................................        --         38
                                                              --------   --------
      Net cash provided by investing activities.............     3,518      3,670
                                                              --------   --------
Cash flows from financing activities:
  Advances from shareholder.................................        --        270
  Proceeds from issuance of debt............................    13,493     21,672
  Restricted cash...........................................       (25)        --
  Offering costs and other..................................        --         (2)
  Repayment of debt.........................................   (18,327)   (12,101)
  Purchase of treasury stock................................        --       (552)
                                                              --------   --------
      Net cash provided (used) by financing activities......    (4,859)     9,287
                                                              --------   --------
Decrease in cash and cash equivalents.......................  $(12,155)  $   (667)
                                                              ========   ========
Cash and cash equivalents, beginning of period..............  $ 25,558   $ 10,137
                                                              ========   ========
Cash and cash equivalents, end of period....................  $ 13,403   $  9,470
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements include the accounts of Innovative Clinical Solutions, Ltd. ("the Company" or "ICSL") (formerly PhyMatrix Corp.). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. Operating results for the three months ended April 30, 2000 are not necessarily indicative of results that may be expected for the year.

    The Company's extensive losses in the past two years, its negative cash flows from operations and its net negative equity, as well as management's assessment that the Company will be unable to retire its $100 million 6.75% Convertible Subordinated Debentures due 2003 (the "Debentures") at maturity raise substantial doubt about its ability to continue as a going concern. The Company's independent accountants, PricewaterhouseCoopers LLP, have issued a going concern opinion in their report on the Company's financial statements for the year ended January 31, 2000. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the uncertainties giving rise to the accountants' going concern opinion.

2. SIGNIFICANT EVENTS

    During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize stockholder value. During August 1998, the Company announced that the Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company intends to link its physician networks with its clinical trials site management and healthcare outcomes research operations.

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In the second quarter of fiscal 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. All assets held for sale have been sold as of April 30, 2000.

    Due to market conditions affecting healthcare services companies generally, the Company realized lower than expected proceeds from asset divestitures. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the years ended January 31, 2000 and 1999 were $92.5 million and $70.5 million, and $155.4 million and $96.3 million, respectively. Net loss for the years ended January 31, 2000 and 1999 included an extraordinary item of $49.6 million (net of tax of $0), and

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

2. SIGNIFICANT EVENTS (CONTINUED)
$96.8 million, respectively, which were primarily non-cash charges related to these divestitures. These losses and the Company's highly leveraged position, due principally to the $100 million Debentures, have left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. The Company therefore has determined that it needs to reduce its indebtedness in order to implement fully its strategic plan.

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

    The Recapitalization involves the exchange of 10,800,000 shares of newly issued common stock of the Company (the "New Common Stock") representing 90% of the issued and outstanding capital stock following the Recapitalization for all of the Debentures. As part of the Recapitalization, the Company intends to cancel all issued and outstanding Common Stock (the "Old Common Stock") and replace it with 1,200,000 shares of New Common Stock representing 10% of the Company's issued and outstanding capital stock following the Recapitalization. In addition, the Company intends to cancel any options or other rights to purchase the Old Common Stock and to issue options to purchase up to 16% of New Common Stock, on a fully diluted basis, after the Recapitalization. Of these options, 1% will be issued to non-employee directors and 15% will be issued or reserved for issuance to executive officers and key employees of the Company.

    Under the Prepackaged Plan, a Debentureholder shall be entitled to receive for every $1,000 principal amount of Debentures, 108 shares of New Common Stock and the existing stockholders shall be entitled to receive for every 31 shares of Old Common Stock held by such stockholders, 1 share of New Common Stock. New Common Stock shall be issued in whole shares only, with any fractional share amounts to be rounded up or down as applicable. Since, under the Prepackaged Plan, no fractional shares of New Common Stock will be issued, any stockholder currently holding less than 16 shares of Old Common Stock will not receive any shares of New Common Stock under the Prepackaged Plan.

    The Company intends to commence voluntary bankruptcy cases (the "Bankruptcy Cases") to effect the Recapitalization through a joint prepackaged plan of reorganization (the "Prepackaged Plan") of the Company and its subsidiaries under chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code"). Virtually all of the Company's operations are conducted through its subsidiaries. Because the Debentures are guaranteed by certain of the Company's subsidiaries and because its operations are conducted through its subsidiaries, the Company believes it prudent that all of its

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

2. SIGNIFICANT EVENTS (CONTINUED)
subsidiaries participate in any bankruptcy proceeding in order to extinguish any guarantor liability under the Debentures and to avoid potential disruption to its businesses.

    On June 12, 2000, the Company commenced solicitation of acceptances of the Prepackaged Plan from the Debentureholders. The Company will not solicit acceptances of the Prepackaged Plan from any other holder of a claim against the Company or its subsidiaries, because the Company and its subsidiaries intend to pay such claims (to the extent they are allowed), in the ordinary course, according to existing payment terms (or such other terms as the holders of these claims and the Company may agree) in accordance with the Bankruptcy Code.

    The Company currently intends to solicit votes only from the Debentureholders. The Company has also distributed the Disclosure Statement related to the Prepackaged Plan to its existing stockholders for informational purposes. While existing stockholders are entitled to receive a distribution under the Prepackaged Plan (assuming the stockholder holds more than 15 shares of Old Common Stock), the Company intends to seek an order from the bankruptcy court (the "Class 6 Procedures Order") authorizing the Company and its subsidiaries to refrain from soliciting stockholder votes on the grounds that stockholder approval of the Prepackaged Plan is not necessary to the confirmation of the Prepackaged Plan because (i) the Prepackaged Plan provides stockholders with a distribution that is not less than the distribution that a stockholder would receive if the Company and its subsidiaries were liquidated under Chapter 7 of the Bankruptcy Code and (ii) no holder of an interest that is junior to stockholders' interests will receive or retain any property under the Prepackaged Plan.

    Assuming the bankruptcy court grants the Class 6 Procedures Order, the Prepackaged Plan can be confirmed by the bankruptcy court and thereby made binding upon all stockholders and Debentureholders if it is accepted by
(i) Debentureholders holding at least two-thirds ( 2/3) of the principal amount of the Debentures actually voted on the Prepackaged Plan (which will be determined by dividing the principal amount of Debentures voted in favor of the Prepackaged Plan by the total principal amount of Debentures voted on the Prepackaged Plan) and (ii) more than one-half ( 1/2) in number of the Debentureholders that actually vote on the Prepackaged Plan (the "Requisite Acceptances"). Each member of the Steering Committee has entered into a Forbearance, Lock-up and Voting Agreement pursuant to which it has agreed to forebear from exercising any rights or remedies it may have with respect to any default arising under the Debentures and to vote in favor of the Prepackaged Plan. The Prepackaged Plan also must be confirmed by a United States bankruptcy court.

    Because only votes cast for or against the Prepackaged Plan are counted for purposes of determining acceptance or rejection of the Prepackaged Plan, a failure to vote will not be counted and it is therefore possible that the Company may obtain the necessary acceptances of the Prepackaged Plan by the affirmative vote of (a) Debentureholders holding significantly less than two-thirds ( 2/3) of the aggregate principal amount of the Debentures and
(b) significantly less than one-half ( 1/2) in number of the entire class of Debentureholders. Furthermore, notwithstanding that stockholders are not entitled to vote on the Prepackaged Plan, if the Prepackaged Plan is confirmed by the bankruptcy court and consummated in accordance with its terms, then all stockholders of the Company will be bound by the terms of the Prepackaged Plan.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

2. SIGNIFICANT EVENTS (CONTINUED)
    Unless extended, Debentureholders will have until 5:00 p.m. on July 12, 2000 to vote on the Prepackaged Plan. If the Company receives the Requisite Acceptances of the Prepackaged Plan, the Company and its subsidiaries intend to commence the Bankruptcy Cases. The Company anticipates that the Bankruptcy Cases will be commenced before it is in default on the next interest payment on the Debentures which is due on June 15, 2000 and is subject to a 30 day grace period thereafter. However, the commencement of the Bankruptcy Cases would constitute an Event of Default under the Indenture governing the Debentures.

    After completion of the Recapitalization, the Company believes it will have established a capital structure that should allow the expansion of its operations and further integration of its business lines. The Recapitalization also should improve the Company's ability to access capital and to use its equity both for targeted acquisitions and as incentive compensation to attract and retain key personnel who will be integral to the success of its strategic plan.

3. SUPPLEMENTAL CASH FLOW INFORMATION

    During the three months ended April 30, 2000 and 1999, the Company made contingent payments and issued shares of stock which had been committed to be issued in conjunction with acquisitions. Additionally, the Company terminated several physician management and employment agreements, and sold certain assets. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:

                                                                  APRIL 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Current Assets.............................................       --    $(1,580)
Property, plant and equipment..............................       --        923
Intangibles................................................       --      1,424
Other noncurrent assets....................................       --       (587)
Current liabilities........................................       --     (3,961)
Noncurrent liabilities.....................................       --        102
Debt.......................................................       --       (984)
Equity.....................................................    1,071        (70)

    Cash paid for interest during the 2001 and 2000 Quarter was $0.8 million and $1.5 million, respectively. Cash paid for income taxes for the 2001 and 2000 Quarter was $35,000 and $115,000, respectively.

4. ASSETS HELD FOR SALE

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In August 1999 the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. Net loss for year ended January 31, 2000 and 1999 included an extraordinary item of $49.6 million and $96.8 million, respectively, which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the Company is required to

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

4. ASSETS HELD FOR SALE (CONTINUED)
record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with Clinical Studies, Ltd. ("CSL") was effective October 15, 1997). All assets held for sale have been sold as of April 30, 2000.

5. REVOLVING LINE OF CREDIT

    During March 1999, the Company entered into a $30.0 million revolving line of credit, which has a three-year term and availability, based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees are 0.0875%. The line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. Proceeds from asset sales must be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. As of April 30, 2000, there was $7.5 million outstanding under the line of credit, which is included in the current portion of debt and capital leases.

    The Company has entered into an agreement with its lender effective May 30, 2000, pursuant to which the lender waived certain previously declared defaults, which defaults were disputed by the Company. The waiver is conditioned upon the Company and its subsidiaries maintaining no less than $3.0 million of cash on hand and complying with certain lock box arrangements. In addition, the parties agreed to reduce the Company's aggregate borrowing availability under the revolving credit agreements to $5.0 million. As of June 13, 2000, there was $2.8 million outstanding under the line of credit. The Company believes that, assuming the Recapitalization is effected, cash flow from operations and available cash, together with available borrowings under its revolving line of credit, will be adequate to meet its liquidity needs through the first quarter of fiscal year 2002, although there can be no assurances that this will be the case.

    The Company anticipates that it will arrange for new working capital financing in conjunction with the proposed Recapitalization. There can be no assurances, however, that the Company will be able to obtain such working capital financing on terms favorable to the Company or at all.

6. TREASURY STOCK

    During 1998, the Board of Directors authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. Through April 30, 2000, the Company has repurchased a total of approximately 1,260,000 shares at a net purchase price of approximately $2.2 million and returned 120,000 shares to the treasury in exchange for notes receivable of $0.4 million.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

7. NET INCOME PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                                                         PER SHARE
                                                    (LOSS)     SHARES     AMOUNT
                                                   --------   --------   ---------
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
THREE MONTHS ENDED APRIL 30, 2000
Basic loss per share
  Loss available to common stockholders..........  $ (7,850)   37,199     $(0.21)
Effect of dilutive securities....................        --        --         --
                                                   --------    ------     ------
Diluted loss per share...........................  $ (7,850)   37,199     $(0.21)
                                                   ========    ======     ======

THREE MONTHS ENDED APRIL 30, 1999
Basic loss per share
  Loss available to common stockholders..........  $(11,185)   33,529     $(0.33)
Effect of dilutive securities....................        --        --         --
                                                   --------    ------     ------
Diluted loss per share...........................  $(11,185)   33,529     $(0.33)
                                                   ========    ======     ======

    For the three months ended April 30, 2000 and 1999, no additional securities or related adjustments to income were made for the common stock equivalents since the effect would be antidilutive. The common stock equivalents that would have been included were 4.6 million and 4.8 million, respectively.

8. RATIO OF EARNINGS TO FIXED CHARGES

    For the three months ended April 30, 2000, the ratio of earnings to fixed charges was less than 1.0. For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from operations before minority interest and income taxes, plus fixed charges. Earnings also includes the equity in less-than-fifty-percent-owned investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the three months ended April 30, 2000, for purposes of computing the ratio of earnings to fixed charges, the Company's earnings were inadequate to cover fixed charges (including accrued interest on the Debentures) by $2.5 million.

9. ACCOUNTING CHANGES AND PRONOUNCEMENTS

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company does not believe it will have a material impact on the financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

9. ACCOUNTING CHANGES AND PRONOUNCEMENTS (CONTINUED) clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

10. SEGMENT INFORMATION

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

                                         PROVIDER        SITE        ASSETS
                                         NETWORK      MANAGEMENT    HELD FOR   RECONCILING   CONSOLIDATED
                                        MANAGEMENT   ORGANIZATION     SALE      ITEMS (1)       TOTALS
                                        ----------   ------------   --------   -----------   ------------
Quarter ended April 30, 2000
Net Revenues..........................   $14,643        $8,157      $ 2,854      $     --       $25,654
Income (loss) before income taxes.....       209        (3,710)         (58)       (4,310)       (7,869)
Net assets............................     8,494        14,373       15,051      (111,419)      (73,501)

Quarter ended April 30, 1999
Net Revenues..........................   $18,191        $8,796      $33,677      $     --       $60,664
Loss before income taxes..............    (1,598)       (2,536)      (1,388)       (5,613)      (11,135)
Net assets............................    43,490        22,226      108,655       (80,135)       94,236

------------------------

(1) Reconciling items consist of corporate expenses and corporate net assets (primarily the Debentures, net of cash) which are not allocated.

11. SUBSEQUENT EVENTS

    The Company is highly leveraged due to its $100 million Debentures. This hampers its ability to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. The Company therefore has determined that it needs to reduce its indebtedness in order to implement fully its strategic plan. The Company's plans to convert the Debentures into common equity are described in Note 2--Significant Events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    ICSL is repositioning itself as a Company that provides diverse services supporting the needs of the pharmaceutical and managed-care industries. The Company is focusing its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, and multi and single-specialty provider network management. Until recently, the Company has been an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company has completed the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses, such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. In conjunction with the change in the business model, the Company also significantly downsized and then, in August 1999 sold its real estate services business. As of April 30, 2000, the Company has exited all of its physician practice management ("PPM") and ancillary medical service businesses.

    Based upon asset appraisals and comparable sales within the industry, the Company believed that it could generate sufficient cash from operations and proceeds from asset sales to repay its long term debt obligations, including its $100 million 6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures"), thereby permitting it to focus on its core business lines without the burden of the interest obligations associated with the Debentures. However, continued decline in its industry resulted in the Company's failure to generate sufficient cash proceeds from the asset divestitures to repay the Debentures. The Company's extensive losses over the past two years, its negative cash flows from operations and its net negative equity position, as well as management's assessment that the Company will be unable to retire the Debentures at maturity, raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent accountants, PricewaterhouseCoopers LLP, have issued a going concern opinion in their report on the Company's financial statements for the year ended January 31, 2000. In response to those factors, the Company has developed plans to improve profitability of its core business operations and to recapitalize the Company by converting the Debentures into common equity as described below under "Repositioning".

REPOSITIONING

    During May 1998, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives for the Company that could maximize stockholder value. During August 1998, the Company announced that the Board of Directors approved several strategic alternatives to enhance stockholder value. The Board authorized a series of initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. The Company intends to link its physician networks with its clinical trials site management and healthcare outcomes research operations.

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In the second quarter of fiscal 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. All assets held for sale have been sold as of April 30, 2000.

    Due to market conditions affecting healthcare services companies generally, the Company realized lower than expected proceeds from asset divestitures. The revenue and pretax loss of these businesses which have been identified to be divested or disposed for the years ended January 31, 2000 and 1999 were

$92.5 million and $70.5 million, and $155.4 million and $96.3 million, respectively. Net loss for the years ended January 31, 2000 and 1999 included an extraordinary item of $49.6 million (net of tax of $0), and $96.8 million, respectively, which were primarily non-cash charges related to these divestitures. These losses and the Company's highly leveraged position, due principally to the $100 million Debentures, have left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. The Company therefore has determined that it needs to reduce its indebtedness in order to implement fully its strategic plan.

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

    The Recapitalization involves the exchange of 10,800,000 shares of newly issued common stock of the Company (the "New Common Stock") representing 90% of the issued and outstanding capital stock following the Recapitalization for all of the Debentures. As part of the Recapitalization, the Company intends to cancel all issued and outstanding Common Stock (the "Old Common Stock") and replace it with 1,200,000 shares of New Common Stock representing 10% of the Company's issued and outstanding capital stock following the Recapitalization. In addition, the Company intends to cancel any options or other rights to purchase the Old Common Stock and to issue options to purchase up to 16% of New Common Stock, on a fully diluted basis, after the Recapitalization. Of these options, 1% will be issued to non-employee directors and 15% will be issued or reserved for issuance to executive officers and key employees of the Company.

    Under the Prepackaged Plan, a Debentureholder shall be entitled to receive for every $1,000 principal amount of Debentures, 108 shares of New Common Stock and the existing stockholders shall be entitled to receive for every 31 shares of Old Common Stock held by such stockholders, 1 share of New Common Stock. New Common Stock shall be issued in whole shares only, with any fractional share amounts to be rounded up or down as applicable. Since, under the Prepackaged Plan, no fractional shares of New Common Stock will be issued, any stockholder currently holding less than 16 shares of Old Common Stock will not receive any shares of New Common Stock under the Prepackaged Plan.

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

    On June 12, 2000, the Company commenced solicitation of acceptances of the Prepackaged Plan from the Debentureholders. The Company will not solicit acceptances of the Prepackaged Plan from any other holder of a claim against the Company or its subsidiaries, because the Company and its subsidiaries intend to pay such claims (to the extent they are allowed), in the ordinary course, according to existing payment terms (or such other terms as the holders of these claims and the Company may agree) in accordance with the Bankruptcy Code.

    The Company currently intends to solicit votes only from the Debentureholders. The Company has also distributed the Disclosure Statement related to the Prepackaged Plan to its existing stockholders for informational purposes. While existing stockholders are entitled to receive a distribution under the Prepackaged Plan (assuming the stockholder holds more than 15 shares of Old Common Stock), the Company intends to seek an order from the bankruptcy court (the "Class 6 Procedures Order") authorizing the Company and its subsidiaries to refrain from soliciting stockholder votes on the grounds that stockholder approval of the Prepackaged Plan is not necessary to the confirmation of the Prepackaged Plan because (i) the Prepackaged Plan provides stockholders with a distribution that is not less than the distribution that a stockholder would receive if the Company and its subsidiaries were liquidated under Chapter 7 of the Bankruptcy Code and (ii) no holder of an interest that is junior to stockholders' interests will receive or retain any property under the Prepackaged Plan.

    Assuming the bankruptcy court grants the Class 6 Procedures Order, the Prepackaged Plan can be confirmed by the bankruptcy court and thereby made binding upon all stockholders and Debentureholders if it is accepted by
(i) Debentureholders holding at least two-thirds ( 2/3) of the principal amount of the Debentures actually voted on the Prepackaged Plan (which will be determined by dividing the principal amount of Debentures voted in favor of the Prepackaged Plan by the total principal amount of Debentures voted on the Prepackaged Plan) and (ii) more than one-half ( 1/2) in number of the Debentureholders that actually vote on the Prepackaged Plan (the "Requisite Acceptances"). Each member of the Steering Committee has entered into a Forbearance, Lock-up and Voting Agreement pursuant to which it has agreed to forebear from exercising any rights or remedies it may have with respect to any default arising under the Debentures and to vote in favor of the Prepackaged Plan. The Prepackaged Plan also must be confirmed by a United States bankruptcy court.

    Because only votes cast for or against the Prepackaged Plan are counted for purposes of determining acceptance or rejection of the Prepackaged Plan, a failure to vote will not be counted and it is therefore possible that the Company may obtain the necessary acceptances of the Prepackaged Plan by the affirmative vote of (a) Debentureholders holding significantly less than two-thirds ( 2/3) of the aggregate principal amount of the Debentures and
(b) significantly less than one-half ( 1/2) in number of the entire class of Debentureholders. Furthermore, notwithstanding that stockholders are not entitled to vote on the Prepackaged Plan, if the Prepackaged Plan is confirmed by the bankruptcy court and consummated in accordance with its terms, then all stockholders of the Company will be bound by the terms of the Prepackaged Plan.

    Unless extended, Debentureholders will have until 5:00 p.m. on July 12, 2000 to vote on the Prepackaged Plan. If the Company receives the Requisite Acceptances of the Prepackaged Plan, the Company and its subsidiaries intend to commence the Bankruptcy Cases. The Company anticipates that the Bankruptcy Cases will be commenced before it is in default on the next interest payment on the Debentures which is due on June 15, 2000 and is subject to a 30 day grace period thereafter. However, the commencement of the Bankruptcy Cases would constitute an Event of Default under the Indenture governing the Debentures.

    After completion of the Recapitalization, the Company believes it will have established a capital structure that should allow the expansion of its operations and further integration of its business lines. The Recapitalization also should improve the Company's ability to access capital and to use its equity both for targeted acquisitions and as incentive compensation to attract and retain key personnel who will be integral to the success of its strategic plan.

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

    Net revenues from services is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Included in net revenues from services for the three months ended April 30, 1999 are revenues from the diagnostic imaging centers in New York, which the Company operated pursuant to Administrative Service Agreements prior to the sale of these centers in September 1999. These revenues are reported net of payments to physicians. The Company had no revenues from the diagnostic imaging centers during the three months ended April 30, 2000.

    Net revenues from management services agreements include the revenues generated by the physician practices net of payments to physicians. The Company, in most cases, is responsible and at risk for the operating costs of the physician practices. Expenses include the reimbursement of all medical practice operating costs as required under the various management agreements. For providing services under management services agreements entered into prior to April 30, 1996, physicians generally received a fixed percentage of net revenue of the practice. "Net revenues" is defined as all revenue computed on an accrual basis generated by or on behalf of the practice after taking into account certain contractual adjustments or allowances. The revenue is generated from professional medical services furnished to patients by physicians or other clinicians under physician supervision. In several of the practices, the Company has guaranteed that the net revenues of the practice will not decrease below the net revenues that existed immediately prior to the agreement with the Company. Under most management services agreements entered into after April 30, 1996, the physicians receive a portion of the operating income of the practice which amounts vary depending on the profitability of the practice. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs are required to consolidate financial information of a physician where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The Company adopted EITF 97-2 in the fourth quarter of its fiscal year ended
January 31,1999. During August 1998, the Company announced its plan to divest and exit the PPM business. The Company has completed these divestitures as of April 30, 2000.

RESULTS OF OPERATIONS

    The Company's extensive losses in the past two years, its negative cash flows from operations and its net negative equity, as well as management's assessment that the Company will be unable to retire its $100 million Debentures at maturity raises substantial doubt about its ability to continue as a going concern. The Company's independent accountants, PricewaterhouseCoopers LLP, have issued a going concern opinion in their report on the Company's financial statements for the year ended January 31, 2000. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the uncertainties giving rise to the accountants' going concern opinion.

    The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                              THREE MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net Revenues................................................    100.0%     100.0%

Salaries, wages and benefits................................     31.3%      31.7%
Supplies....................................................      7.8%      23.3%
Depreciation and amortization...............................      2.9%       6.0%
Rent expense................................................      7.2%       7.4%
Provision for bad debts.....................................      0.7%       1.0%
Capitation expenses and other...............................     73.3%      44.6%
                                                               ------     ------
  Total operating costs and administrative expenses.........    123.2%     114.0%

Interest Expense, net.......................................      7.5%       4.3%
                                                               ------     ------
Loss before taxes...........................................    (30.7%)    (18.3%)
Income tax expense (benefit)................................

Net loss....................................................    (30.6%)    (18.4%)
                                                               ======     ======

THE THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1999

    The following discussion reviews the results of operations for the three months ended April 30, 2000 (the "2001 Quarter"), compared to the three months ended April 30, 1999 (the "2000 Quarter").

REVENUES

    During the 2001 Quarter the Company derived revenues primarily from the following segments: provider network management, site management organizations and assets held for sale. Revenues from provider network management are derived from management services to management service organizations and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from assets held for sale are derived primarily from providing the following services: physician practice management, diagnostic imaging, radiation therapy, home healthcare, infusion therapy, real estate services and lithotripsy.

    Net revenues were $25.7 million during the 2001 Quarter. Of this amount, $14.6 million or 56.8% of such revenues was attributable to provider network management; $8.2 million or 31.9% was related to site management organizations; and $2.9 million or 11.3% was attributable to assets held for sale.

    Net revenues were $60.7 million during the 2000 Quarter. Of this amount, $18.2 or 30.0% of such revenues was attributable to provider network management; $8.8 million or 14.5% was related to site management organizations; and $33.7 million or 55.5% was attributable to assets held for sale.

    The Company's net revenues from provider network management services decreased by $3.6 million from $18.2 million for the 2000 Quarter to $14.6 million for the 2001 Quarter. The decrease is primarily attributable to the termination of an unprofitable practice management agreement and the restructuring of a number of payor contracts. The Company's net revenues from site management organizations decreased by $0.6 million from $8.8 million for the 2000 Quarter to $8.2 million for the 2001 Quarter. The decrease in revenues was due to transitioning several owned sites to the staffing model, which has temporarily reduced revenues. The Company's net revenues from assets held for sale, including real estate operations, decreased by $30.8 million from $33.7 million for the 2000 Quarter to $2.9 million for the 2001 Quarter due to the asset divestitures, including the sale of the real estate service operations.

EXPENSES

    The Company's salaries, wages and benefits decreased by $11.2 million from $19.2 million or 31.7% of net revenues during the 2000 Quarter to $8.0 million or 31.3% of net revenues during the 2001. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures.

    The Company's supplies expense decreased by $12.2 million from $14.2 million or 23.3% of net revenues during the 2000 Quarter to $2.0 million or 7.8% of net revenues during the 2001 Quarter. The decrease in supplies expense is a result of the asset divestitures.

    The Company's depreciation and amortization expense decreased by $2.9 million from $3.6 million during the 2000 Quarter or 6.0% of net revenues to $0.7 million or 2.9% of net revenues during the 2001 Quarter. The decrease is due to assets sold and a $36.1 million goodwill impairment write-down taken in the fourth quarter of fiscal 2000 with respect to certain unprofitable operations, both in clinical studies and network management, which reduced amortization expense for future periods.

    The Company's rent expense decreased by $2.6 million from $4.5 million or 7.4% of net revenues during the 2000 Quarter to $1.9 million or 7.2% of net revenues during the 2001. The decrease in dollars is primarily a result of the asset divestitures.

    The Company's other expenses, which also include professional fees, utilities, and provision for bad debt decreased by $8.7 million from $27.7 million or 45.6% of net revenues during the 2000 Quarter to $19.0 million or 74.0% of net revenues during the 2001. The increase in other expenses as a percentage of net revenues is primarily due to an increase in capitation revenues related to the Company's provider network management services as a percentage of total revenues.

    The Company's interest expense decreased by $0.7 million from $2.6 million or 4.3% of net revenues during the 2000 Quarter to $1.9 million or 7.5% of net revenues during the 2001. The decrease is a result of the reduction in borrowings due to the proceeds from asset sales which were used to reduce the line of credit. Also, the 2000 Quarter included amortization of debt issuance costs of $0.7 million due to a previous line of credit which was terminated March 1999. The interest expense includes accrual of interest of $1.7 million on the Debentures. If the proposed Recapitalization is effected pursuant to the Prepackaged Plan, quarterly interest expense of approximately $1.7 million on the Debentures will be eliminated.

    The Company's loss prior to income taxes during the 2001 Quarter was $7.9 million compared to loss prior to income taxes during the 2000 Quarter $11.1 million. The reduction of loss during the 2001 Quarter is primarily due to the sale of unprofitable businesses related to the asset divestitures.

    The Company's loss per share was $0.21 and $0.33 for the 2001 and 2000 Quarter, respectively. The reduction in the loss per share in the 2001 Quarter was due to the reduced loss incurred in the 2001 Quarter as well as the issuance of 5.2 million shares of stock during the 2001 Quarter in connection with a 1998 acquisition, and offset by the $0.7 million treasury stock repurchase since the 2000 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $10.8 million during the 2001 Quarter and $13.6 million during the 2000 Quarter. At April 30, 2000, the Company's principal sources of liquidity consisted of $13.4 million in cash. The Company also had $147.4 million of current liabilities, including approximately
$109.9 million of current indebtedness, which is comprised primarily of $7.5 million outstanding under the line of credit and $100 million of Debentures due 2003 which have been reclassified to current liabilities on the balance sheet as of April 30, 2000 and January 31, 2000, as the Company is not in full compliance with the Indenture governing the Debentures (see below for further discussion of the line of credit and Debentures).

    Cash provided by investing activities was $3.5 million during the 2001 Quarter and primarily represented the net cash received from the sale of assets of $2.4 million, receipts from notes receivable of $1.5 million, and offset by the funds required by the Company for capital expenditures of $0.4 million. Cash provided by investing activities was $3.7 million during the 2000 Quarter and primarily represented the net cash received from the sale of assets of $4.7 million, offset by the funds required by the Company for capital expenditures of $0.9 million and advances under notes receivable of $0.1 million.

    Cash used by financing activities was $4.9 million during the 2001 Quarter and primarily represented the net reduction of the line of credit of $4.8 million. Cash provided by financing activities was $9.3 million during the 2000 Quarter and primarily represented the net borrowings of $9.6 million on the line of credit, offset by the purchase of treasury stock of $0.6 million.

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

    In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued is generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of January 31, 2000, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above and in April 2000 issued 5,187,627 million shares of Common Stock. This relationship was terminated in May 2000.

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

    In 1999 the Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. As of April 30, 2000 the Company has repurchased approximately 1.3 million shares at a net purchase price of approximately $2.2 million. The Company has repurchased no additional shares since the third quarter of fiscal 2000.

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

    During March 1999, the Company obtained a $30.0 million revolving line of credit which has a three-year term and availability based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees of 0.0875%. The line of credit is collateralized by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments and requires the Company to comply with customary covenants. Proceeds from asset sales must be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. At April 30, 2000, approximately $7.5 million was outstanding under the line.

    The Company has entered into an agreement with its lender effective May 30, 2000, pursuant to which the lender waived certain previously declared defaults, which defaults were disputed by the Company. The waiver is conditioned upon the Company and its subsidiaries maintaining no less than $3.0 million of cash on hand and complying with certain lock box arrangements. In addition, the parties agreed to reduce the Company's aggregate borrowing availability under the revolving credit agreements to $5.0 million. As of June 13, 2000, there was $2.8 million outstanding under the line of credit. The Company believes that, assuming the Recapitalization is effected, cash flow from operations and available cash, together with available borrowings under its revolving line of credit, will be adequate to meet its liquidity needs through the first quarter of fiscal year 2002, although there can be no assurances that this will be the case.

    The Company anticipates that it will arrange for new working capital financing in conjunction with the proposed Recapitalization. There can be no assurances, however, that the Company will be able to obtain such working capital financing on terms favorable to the Company or at all.

    The Company currently has outstanding $100 million in face amount of Debentures which bear interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15. The next interest installment on the Debentures is due June 15, 2000 and the Debentures mature on June 15, 2003. The Debentures are unsecured obligations of the Company and are guaranteed by certain of the Company's wholly-owned subsidiaries. The Debentures are convertible into Common Stock of the Company, at a conversion price of $28.20 per share, subject to adjustment. The Company has the right to redeem the Debentures at various redemption prices declining from 103.86% of the principal amount to par on and after June 18, 1999. Debentureholders have the right to require the Company to purchase all or any part of their Debentures upon the occurrence of a "change in control" (as defined in the Indenture) on or before June 1, 2003 for 100% of the principal amount thereof, together with accrued and unpaid interest. The commencement by the Company or any subsidiary of any voluntary care or proceeding under any bankruptcy, insolvency, reorganization or other similar law as contemplated by the Recapitalization described above under "Repositioning" would constitute an Event of Default under the Indenture governing the Debentures. The Company has reclassified the Debentures as current as of April 30, 2000 and January 31, 2000, as it is not in full compliance with the terms of the Indenture governing the Debentures.

    In early April 2000, Moody's Investors Service downgraded the Debentures from B3 to Caa3. According to Moody's, this rating action was in response to the Company's declining revenue and continued operating losses in recent quarters. In May 2000, Moody's downgraded the Debentures from Caa3 to C, based upon the Company's announcement that it intended to complete a recapitalization in bankruptcy as described above under "Repositioning".

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

FACTORS TO BE CONSIDERED

    The part of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Part I, Item 1 of the Company's Annual Report on
Form 10-K for the year ended January 31, 2000 concerning certain factors that could cause the Company's actual results to differ materially from the results anticipated in such forward-looking statements. This discussion is hereby incorporated by reference into this Quarterly Report.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 10.9(a) Agreement dated May 30, 2000 among Heller Healthcare Finance Inc. f/k/a HCFP Funding, Inc. and the Company and its subsidiaries.

    Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on June 12, 2000 with the Securities and Exchange Commission reporting that the Company had commenced the solicitation of acceptances to the Prepackaged Plan.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of June 2000.

                                                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                                                       By:  /s/ GARY S. GILLHEENEY
                                                            -----------------------------------------