Form 10-Q
period 2000-07-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2000-09-19
CIK 1002022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED JULY 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    On September 19, 2000, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 37,198,845.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                      PAGE
                                                                                  -------------
PART I--            FINANCIAL INFORMATION

Item 1.             Financial Statements........................................

                    Consolidated Balance Sheets--July 31, 2000 (unaudited) and
                    January 31, 2000............................................              3

                    Consolidated Statements of Operations (unaudited)--Three and
                    Six Months Ended July 31, 2000 and 1999.....................              4

                    Consolidated Statements of Cash Flows (unaudited)--Three and
                    Six Months Ended July 31, 2000 and 1999.....................              5

                    Notes to Consolidated Financial Statements
                    (unaudited)--Three and Six Months Ended July 31, 2000
                    and 1999....................................................           6-13

                    Management's Discussion and Analysis of Financial Condition
Item 2.             and Results of Operations...................................          14-21

PART II--           OTHER INFORMATION

Item 1.             Legal Proceedings...........................................             22

Item 2.             Changes in Securities and Use of Proceeds...................             22

Item 3.             Defaults Upon Senior Securities.............................             22

Item 4.             Submission of Matters to a Vote of Security Holders.........             23

Item 5.             Other Information...........................................             23

Item 6.             Exhibits and Reports on Form 8-K............................             23

PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JULY 31,     JANUARY 31,
                                                                  2000          2000
                                                              ------------   -----------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................   $   8,973      $  25,558
  Receivables:
    Accounts receivable, net................................      13,895         16,193
    Other receivables.......................................       2,049          4,710
    Notes receivable........................................       1,849          7,222
  Prepaid expenses and other current assets.................         687            394
  Assets held for sale......................................          --          2,419
                                                               ---------      ---------
      Total current assets..................................      27,453         56,496

Property, plant and equipment, net..........................       6,559          9,099
Notes receivable............................................       4,124          4,892
Goodwill, net...............................................       3,419          3,681
Management service agreements, net..........................       8,508          8,612
Restricted cash.............................................       2,000          2,077
Other assets................................................       2,160          2,454
                                                               ---------      ---------
      Total assets..........................................   $  54,223      $  87,311
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of debt and capital leases................   $   4,317      $  11,718
  Liabilities subject to compromise.........................     100,000
  Convertible subordinated debentures.......................                    100,000
  Accounts payable..........................................       8,268         11,859
  Accrued compensation......................................       1,890          2,060
  Accrued and other current liabilities.....................      19,054         23,575
                                                               ---------      ---------
      Total current liabilities.............................     133,529        149,212

Long-term debt and capital leases...........................       4,245          4,234
Other long-term liabilities.................................       4,249             95
Minority interest...........................................          --            492
                                                               ---------      ---------
      Total liabilities.....................................     142,023        154,033
Commitments and contingencies
Stockholders' equity:
  Common stock par value $.01, 40,000 shares authorized
    38,575 and 33,387 shares issued at July 31, 2000 and
    January 31, 2000, respectively, 37,199 and
    32,011 shares outstanding at July 31, 2000 and
    January 31 2000, respectively...........................         372            320
  Treasury stock............................................      (2,664)        (2,664)
  Additional paid in capital................................     225,790        224,771
  Accumulated deficit.......................................    (311,298)      (289,149)
                                                               ---------      ---------
Total stockholders'deficit..................................     (87,800)       (66,722)
                                                               ---------      ---------
Total liabilities and stockholders' deficit.................   $  54,223      $  87,311
                                                               =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JULY 31,              JULY 31,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Net revenues from services...........................  $ 11,137   $ 36,668   $ 22,148   $ 80,523
Net revenues from management service agreements......    14,657     12,857     29,300     29,606
Net revenues from real estate services...............        --        327         --        387
                                                       --------   --------   --------   --------
    Total revenue....................................    25,794     49,852     51,448    110,516
                                                       --------   --------   --------   --------

Operating costs and administrative expenses:
  Salaries, wages and benefits.......................     6,872     16,450     14,895     35,652
  Professional fees..................................     3,448      5,146      7,388      9,422
  Supplies...........................................     1,990     10,612      4,000     24,776
  Utilities..........................................       603      1,204      1,040      2,346
  Depreciation and amortization......................       755      3,184      1,497      6,813
  Rent...............................................     1,539      4,223      3,382      8,699
  Provision for bad debts............................       145      1,030        318      1,664
  Nonrecurring expenses..............................     8,021     15,825      8,021     15,825
  Capitation expenses and other......................    14,294     19,568     28,731     41,225
                                                       --------   --------   --------   --------
    Total operating costs and administrative
      expenses.......................................    37,667     77,242     69,272    146,422
                                                       --------   --------   --------   --------
Loss from operations.................................   (11,873)   (27,390)   (17,824)   (35,906)
                                                       --------   --------   --------   --------
Interest expense, net................................     2,453      2,099      4,371      4,718
                                                       --------   --------   --------   --------
Loss before provision for income taxes and
  extraordinary item.................................   (14,326)   (29,489)   (22,195)   (40,624)
Income tax expense (benefit).........................       (27)        50        (46)       100
                                                       --------   --------   --------   --------
    Net loss before extraordinary item...............   (14,299)   (29,539)   (22,149)   (40,724)
    Extraordinary item...............................        --     49,632         --     49,632
                                                       --------   --------   --------   --------
  Net loss...........................................  $(14,299)  $(79,171)  $(22,149)  $(90,356)
                                                       ========   ========   ========   ========
Net loss per share--basic (Note 8)
  Loss before extraordinary item.....................  $  (0.38)  $  (0.89)  $  (0.60)  $  (1.22)
  Extraordinary item.................................  $  (0.00)  $  (1.49)  $  (0.00)  $  (1.48)
  Net loss...........................................  $  (0.38)  $  (2.38)  $  (0.60)  $  (2.70)
Net loss per share--diluted (Note 8)
  Loss before extraordinary item.....................  $  (0.38)  $  (0.89)  $  (0.60)  $  (1.22)
  Extraordinary item.................................  $  (0.00)  $  (1.49)  $  (0.00)  $  (1.48)
  Net loss...........................................  $  (0.38)  $  (2.38)  $  (0.60)  $  (2.70)

Weighted average shares outstanding--basic...........    37,199     33,289     37,199     33,459
                                                       ========   ========   ========   ========
Weighted average shares outstanding--diluted.........    37,199     33,289     37,199     33,459
                                                       ========   ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(22,149)  $(90,356)
  Noncash items included in net income:
    Depreciation and amortization...........................     1,497      6,813
    Extraordinary item......................................        --     49,632
    Nonrecurring charges....................................     5,074     14,205
    Amortization of debt issuance costs.....................       383        999
  Changes in receivables....................................     4,959      3,912
  Changes in accounts payable and accrued liabilities.......    (8,624)       123
  Changes in other assets...................................      (381)      (706)
                                                              --------   --------
    Net cash used by operating activities...................   (19,241)   (15,378)
                                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................................      (361)    (2,456)
  Sale of assets............................................     4,189     18,559
  Notes receivable, net.....................................     6,141        416
  Acquisitions, net of cash acquired........................        --       (907)
                                                              --------   --------
    Net cash provided by investing activities...............     9,969     15,612
                                                              --------   --------

Cash flows from financing activities:
  Advances from shareholder.................................
  Proceeds from issuance of debt............................    20,880     21,709
  Restricted cash...........................................        77         --
  Offering costs and other..................................        --         28
  Repayment of debt.........................................   (28,270)   (16,564)
  Purchase of treasury stock................................        --       (835)
                                                              --------   --------
    Net cash provided (used) by financing activities........    (7,313)     4,338
                                                              --------   --------
Decrease in cash and cash equivalents.......................  $(16,585)  $  4,572
                                                              ========   ========
Cash and cash equivalents, beginning of period..............  $ 25,558   $ 10,137
                                                              ========   ========
Cash and cash equivalents, end of period....................  $  8,973   $ 14,709
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements include the accounts of Innovative Clinical Solutions, Ltd. ("the Company" or "ICSL") (formerly PhyMatrix Corp.). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. Operating results for the three and six months ended July 31, 2000 are not necessarily indicative of results that may be expected for the year.

    The Company's extensive losses in the past two years, its negative cash flows from operations and its net negative equity, as well as management's assessment that the Company would be unable to retire its $100 million 6.75% Convertible Subordinated Debentures due 2003 (the "Debentures") at maturity raise substantial doubt about its ability to continue as a going concern. The Company's then independent accountants, PricewaterhouseCoopers LLP, issued a going concern opinion in their report on the Company's financial statements for the year ended January 31, 2000. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the uncertainties giving rise to the accountants' going concern opinion. Furthermore, the financial statements do not include any adjustments to reflect the recapitalization described in Note 2--Significant Events.

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

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In the second quarter of fiscal 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. All assets held for sale had been sold as of April 30, 2000.

    Due to market conditions affecting healthcare services companies generally, the Company realized lower than expected proceeds from asset divestitures. The revenue and pretax loss of these businesses

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

               THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                  (UNAUDITED)

2.  SIGNIFICANT EVENTS (CONTINUED)
which were identified to be divested or disposed for the years ended
January 31, 2000 and 1999 were $92.5 million and $70.5 million, and $155.4 million and $96.3 million, respectively. Net loss for the years ended January 31, 2000 and 1999 included an extraordinary item of $49.6 million (net of tax of $0), and $96.8 million, respectively, which were primarily non-cash charges related to these divestitures. These losses and the Company's highly leveraged position, due principally to the $100 million Debentures, have left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. The Company therefore determined that it needs to reduce its indebtedness in order to implement fully its strategic plan.

    During the process of implementing its strategic plan to reposition the Company, owners of more than 50% of the principal amount of the Debentures (the "Majority Holders") approached the Company to discuss the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategic plan. In this connection, in November 1999, the Company retained the services of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise it in connection with any refinancings, repurchases or restructuring of its outstanding securities and indebtedness with the goal of substantially reducing the outstanding principal amount of the Debentures. The Majority Holders subsequently formed a steering committee of Debentureholders (the "Steering Committee") to negotiate with the Company regarding the terms of a recapitalization as a means of improving the Company's capital structure and its ability to effect its strategic plan. The Company sought DLJ's assistance and advice in connection with these negotiations which have resulted in the proposed plan to recapitalize the Company and its subsidiaries (the "Recapitalization") through a joint prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan") described below.

    The Prepackaged Plan provides for the recapitalization of the Company through the exchange of 10,800,000 shares of newly issued common stock of the Company (the "New Common Stock"), representing 90% of the issued and outstanding capital stock following the Recapitalization, for all of the Debentures. Under the Prepackaged Plan all issued and outstanding Common Stock (the "Old Common Stock") will be cancelled and replaced with 1,200,000 shares of New Common Stock, representing 10% of the Company's issued and outstanding capital stock following the Recapitalization. In addition, any options or other rights to purchase the Old Common Stock will be cancelled and the Company will be authorized to issue new options to purchase up to 16% of New Common Stock, on a fully diluted basis, after the Recapitalization. Of these options, 1% will be issued to non-employee directors and 15% will be issued or reserved for issuance to executive officers and key employees of the Company.

    On June 12, 2000, the Company commenced solicitation of acceptances of the Prepackaged Plan from the beneficial holders of the Debentures (the "Debentureholders"), the only impaired class of creditors under the Prepackaged Plan and, accordingly, the only class entitled to vote on the Prepackaged Plan, by causing a copy of a Prepetition Solicitation and Disclosure Statement with Respect to Joint Prepackaged Plan of Reorganization together with a ballot to be sent to each Debentureholder. The Company did not solicit acceptances of the Prepackaged Plan from any other holder of a claim against the Company or its subsidiaries, because the Prepackaged Plan provides that the Company and its subsidiaries will pay such claims (to the extent they are allowed), in the ordinary

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

               THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                  (UNAUDITED)

2.  SIGNIFICANT EVENTS (CONTINUED)
course, according to existing payment terms (or such other terms as the holders of these claims and the Company may agree) in accordance with the United States Bankruptcy Code ("Bankruptcy Code").

    The voting period for the solicitation ended on July 12, 2000. The result of the solicitation was the acceptance of the Prepackaged Plan by the Debentureholders with respect to both numerosity (more than one-half in the number of Debentureholders that actually voted) and amount (Debentureholders holding at least two-thirds of the principal amount of the Debentures actually voted) as required for confirmation of the Prepackaged Plan under the Bankruptcy Code.

    On July 14, 2000, the Company and its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Court"). The cases (Case Nos. 00-3027 through 00-3091 inclusive) were consolidated for the purpose of joint administration. At hearings held on July 14, 2000, the Court entered first day orders granting authority to the Company and its subsidiaries to pay pre-petition employee wages, salaries, benefits and other employee obligations and pre-petition claims of vendors in the ordinary course of business. Throughout the pendency of the bankruptcy proceedings, the Company has continued to pay post-petition claims of vendors and providers in the ordinary course of business. The Court also authorized the Company and its subsidiaries to use cash collateral to fund their working capital requirements on an interim basis. Following a hearing held on August 23, 2000, the Court entered an order confirming the Company's Prepackaged Plan. A copy of the Confirmation Order dated August 25, 2000 and a copy of the press release issued by the Company on August 25, 2000 were included as exhibits to a Current Report on Form 8-K filed on August 28, 2000.

    The execution and consummation of a new credit facility is a condition to the consummation of the Recapitalization pursuant to the Prepackaged Plan. The Company is negotiating a new revolving credit facility in an aggregate principal amount not to exceed $10.0 million. The Company expects to finalize the loan documents for the new credit facility and implement the Prepackaged Plan during September 2000.

    Upon effectiveness of the Prepackaged Plan confirmed by the Court, a Debentureholder will be entitled to receive 108 shares of New Common Stock for every $1,000 principal amount of Debentures, and the existing stockholders will be entitled to receive 1 share of New Common Stock for every 31 shares of Old Common Stock held by such stockholders. New Common Stock shall be issued in whole shares only, with any fractional share amounts to be rounded up or down as applicable. Since, under the Prepackaged Plan, no fractional shares of New Common Stock will be issued, any stockholder currently holding less than 16 shares of Old Common Stock will not receive any shares of New Common Stock under the Prepackaged Plan. Upon effectiveness of the Prepackaged Plan, there will be approximately 12.0 million shares of New Common Stock outstanding. In addition, the Company will have issued to directors and executive management of the Company options to purchase 2,028,570 shares of New Common Stock. The financial statements do not include any adjustments to reflect the Recapitalization or other events contemplated by the Prepackaged Plan.

    After completion of the Recapitalization, the Company believes it will have established a capital structure that should allow the expansion of its operations and further integration of its business lines. The Recapitalization also should improve the Company's ability to access capital and to use its equity

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

               THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                  (UNAUDITED)

2.  SIGNIFICANT EVENTS (CONTINUED)
both for targeted acquisitions and as incentive compensation to attract and retain key personnel who will be integral to the success of its strategic plan.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

    During the six months ended July 31, 2000 and 1999, the Company made contingent payments and issued shares of stock which had been committed to be issued in conjunction with acquisitions. Additionally, the Company terminated several physician management and employment agreements, and sold certain assets. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates:

                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Current Assets..............................................  $    --    $(49,360)
Property, plant and equipment...............................       --        (906)
Intangibles.................................................       --     (27,669)
Other noncurrent assets.....................................       --        (592)
Current liabilities.........................................   (4,231)     (3,504)
Non current liabilities.....................................       --       1,013
Debt........................................................       --        (398)
Stockholders' deficit.......................................  (68,216)    (49,562)

    Cash paid for interest during the 2001 and 2000 Period was $0.8 million and $1.5 million, respectively. Cash paid for income taxes for the 2001 and 2000 Period was $35,000 and $115,000, respectively.

4.  ASSETS HELD FOR SALE

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In August 1999, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. Net loss for the six months ended July 31, 1999 included an extraordinary item of $49.6 million, which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with Clinical Studies, Ltd. ("CSL") was effective October 15, 1997). All assets held for sale have been sold as of April 30, 2000.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

               THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                  (UNAUDITED)

5.  NONRECURRING CHARGES

    The $8.0 million charge during the three and six months ended July 31, 2000 includes $2.9 million restructuring charge, a $3.0 million valuation reserve to recognize the decline in market value of Assets Held For Sale and $2.0 million of lease commitments for closed sites that are below market value.

    The $15.8 million charge during the six months ended July 31, 1999 is comprised of a $14.1 million impairment charge for a management service organization and a physician practice management agreement and $1.7 million primarily representing additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

6.  REVOLVING LINE OF CREDIT

    During March 1999, the Company entered into a $30.0 million revolving line of credit, which has a three-year term and availability, based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees are 0.0875%. The line of credit is secured by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. Proceeds from asset sales must be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. As of July 31, 2000, there was $4.3 million outstanding under the line of credit, which is included in the current portion of debt and capital leases.

    The Company has entered into an agreement with its lender effective May 30, 2000, pursuant to which the lender waived certain previously declared defaults, which defaults were disputed by the Company. The waiver is conditioned upon the Company and its subsidiaries maintaining no less than $3.0 million of cash on hand and complying with certain lock box arrangements. In addition, the parties agreed to reduce the Company's aggregate borrowing availability under the revolving credit agreements to $5.0 million. Upon the Company's filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on July 14, 2000 the interest rate on the line of credit increased to 12%. As of September 10, 2000, there was $4.3 million outstanding under the line of credit.

    The Prepackaged Plan requires the Company to put in place a new revolving credit facility. The Company is in the process of negotiating final documentation for a $10.0 million revolving credit facility with a new lender and expects to finalize the loan documents and implement the Prepackaged Plan during September 2000. The proposed $10.0 million revolving line of credit will have a two-year term and availability, based upon eligible accounts receivable. The line of credit will bear interest at prime plus 2.00% and provide for an unused line fee of .50%. The line of credit will be secured by all assets of the Company and its subsidiaries, limit the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and require the Company to comply with other customary covenants. The Company believes that, assuming the Recapitalization is effected, cash flow from operations and available cash, together with available borrowings under the new revolving line of credit, will be adequate to meet its liquidity needs for the next 12 months, although there can be no assurances that this will be the case.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

               THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                  (UNAUDITED)

7.  TREASURY STOCK

    During 1998, the Board of Directors authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. Through July 31, 2000, the Company has repurchased a total of approximately 1,260,000 shares at a net purchase price of approximately $2.2 million and returned 120,000 shares to the treasury in exchange for notes receivable of $0.4 million. No purchases of Common Stock were made during the six months ended July 31, 2000.

8.  NET INCOME PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                                              (LOSS)                     PER SHARE
                                                              INCOME        SHARES        AMOUNT
                                                            -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Three Months Ended July 31, 2000
Basic loss
  Loss available to common stockholders...................    $(14,299)      37,199        $(0.38)
Effect of dilutive securities.............................          --           --            --
                                                              --------       ------        ------
Diluted loss..............................................    $(14,299)      37,199        $(0.38)
                                                              ========       ======        ======
Three Months Ended July 31, 1999
Basic loss
  Loss available to common stockholders...................    $(29,539)      33,289        $(0.89)
  Extraordinary item......................................     (49,632)      33,289         (1.49)
                                                              --------       ------        ------
Net loss available to common stockholders.................     (79,171)      33,289         (2.38)
Effect of dilutive securities.............................          --           --            --
                                                              --------       ------        ------
Diluted loss..............................................    $(79,171)      33,289        $(2.38)
                                                              ========       ======        ======
Six Months Ended July 31 2000
Basic loss
  Loss available to common stockholders...................    $(22,149)      37,199        $(0.60)
Effect of dilutive securities.............................          --           --            --
                                                              --------       ------        ------
Diluted loss..............................................    $(22,149)      37,199        $(0.60)
                                                              ========       ======        ======
Six Months Ended July 31, 1999
Basic loss
  Loss available to common stockholders...................    $(40,724)      33,459        $(1.22)
  Extraordinary item......................................     (49,632)      33,459         (1.48)
                                                              --------       ------        ------
Net loss available to common stockholders.................     (90,356)      33,459         (2.70)
Effect of dilutive securities.............................          --           --            --
                                                              --------       ------        ------
Diluted loss..............................................    $(90,356)      33,459        $(2.70)
                                                              ========       ======        ======

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

               THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                  (UNAUDITED)

8.  NET INCOME PER SHARE (CONTINUED)
    For the three and six months ended July 31, 2000 and 1999, no additional securities or related adjustments to income were made for the common stock equivalents since the effect would be antidilutive. The common stock equivalents that would have been included were 4.1 million and 4.7 million, respectively.

9.  RATIO OF EARNINGS TO FIXED CHARGES

    For the three and six months ended July 31, 2000, the ratio of earnings to fixed charges was less than 1.0. For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from operations before minority investments only to the extent of distributions. Fixed charges include interest, amortization of financing costs and the portion of operating rental expense which management believes is representative of the interest component of the rental expense. For the three and six months ended July 31, 2000, for purposes of computing the ratio of earnings to fixed charges, the Company's earnings were inadequate to cover fixed charges (including accrued interest on the Debentures) of $2.5 million and $5.2 million, respectively.

10.  ACCOUNTING CHANGES AND PRONOUNCEMENTS

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

11.  SEGMENT INFORMATION

    For the fiscal year ended January 31, 1999, the Company adopted SFAS 131. The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management, site management organization and assets held for sale. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K. There are no intersegment revenues and the Company does not allocate corporate overhead to its segments.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

               THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                  (UNAUDITED)

11.  SEGMENT INFORMATION (CONTINUED)
The tables below present revenue, pretax income (loss) and net assets of each reportable segment for the indicated periods:

                                       PROVIDER        SITE        ASSETS    CORPORATE AND
                                       NETWORK      MANAGEMENT    HELD FOR    RECONCILING    CONSOLIDATED
(IN $000S)                            MANAGEMENT   ORGANIZATION     SALE       ITEMS(1)         TOTALS
----------                            ----------   ------------   --------   -------------   ------------
Quarter ended July 31, 2000
Net Revenues........................   $ 14,657       $ 8,549     $ 2,489      $      99       $ 25,794
Income (loss) before income taxes...   $    (14)      $  (997)    $  (258)     $ (13,057)      $(14,326)

Quarter ended July 31, 1999
Net Revenues........................   $ 13,375       $ 8,831     $27,586      $      60       $ 49,852
Loss before income taxes and
  extraordinary items(2)............   $(14,188)      $(2,909)    $(5,259)     $  (7,133)      $(29,489)

Six months ended July 31, 2000
Net Revenues........................   $ 29,300       $16,706     $ 5,343      $      99       $ 51,448
Income (loss) before income taxes...   $    195       $(2,597)    $  (316)     $ (19,477)      $(22,195)
Net Assets..........................   $  6,704       $14,873     $(2,721)     $(106,656)      $(87,800)

Six months ended July 31, 1999
Net Revenues........................   $ 30,727       $17,627     $62,102      $      60       $110,516
Loss before income taxes and
  extraordinary items(2)............   $(15,633)      $(5,445)    $(6,807)     $ (12,739)      $(40,624)
Net Assets..........................   $ 16,153       $20,783     $53,140      $ (75,307)      $ 14,769

------------------------

(1) Reconciling items consist of corporate expenses and corporate net assets (primarily the Debentures, net of cash) which are not allocated. The
    $13.1 million corporate expenses in the three months ending July 31, 2000 includes $8.0 million of non-recurring expenses, including $2.9 million of legal fees for Restructuring under Bankruptcy Law, $3.0 million to recognize the decline in market value of Assets Held For Sale and $2.0 million of lease commitments for closed sites that are above market value rents.

(2) Provider Network Management loss for the three and six months ending July 31, 1999 includes an $11.2 million non-recurring charge.

12.  SUBSEQUENT EVENTS

    The Company is highly leveraged due to its $100 million Debentures. This hampers its ability to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. The Company therefore has determined that it needs to reduce its indebtedness in order to implement fully its strategic plan. The Company's plans to convert the Debentures into common equity through a Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code as described in Note 2--Significant Events.

    On September 12, 2000, the Company retained Arthur Andersen LLP as its independent accountants.

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

    Based upon asset appraisals and comparable sales within the industry, the Company believed that it could generate sufficient cash from operations and proceeds from asset sales to repay its long term debt obligations, including its $100 million 6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures"), thereby permitting it to focus on its core business lines without the burden of the interest obligations associated with the Debentures. However, continued decline in its industry resulted in the Company's failure to generate sufficient cash proceeds from the asset divestitures to repay the Debentures. The Company's extensive losses over the past two years, its negative cash flows from operations and its net negative equity position, as well as management's assessment that the Company would be unable to retire the Debentures at maturity, raise substantial doubt about the Company's ability to continue as a going concern. The Company's then independent accountants, PricewaterhouseCoopers LLP, issued a going concern opinion in their report on the Company's financial statements for the year ended January 31, 2000. In response to those factors, the Company has developed plans to improve profitability of its core business operations and to recapitalize the Company by converting the Debentures into common equity as described below under "Repositioning and Recapitalization".

REPOSITIONING AND RECAPITALIZATION

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

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In the second quarter of fiscal 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. All assets held for sale had been sold as of April 30, 2000.

    Due to market conditions affecting healthcare services companies generally, the Company realized lower than expected proceeds from asset divestitures. The revenue and pretax loss of these businesses which were identified to be divested or disposed for the years ended January 31, 2000 and 1999 were $92.5 million and $70.5 million, and $155.4 million and $96.3 million, respectively. Net loss for the years ended January 31, 2000 and 1999 included an extraordinary item of $49.6 million (net of tax of $0), and $96.8 million, respectively, which were primarily non-cash charges related to these divestitures. These losses and the Company's highly leveraged position, due principally to the $100 million Debentures, have left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. The Company therefore determined that it needed to reduce its indebtedness in order to implement fully its strategic plan.

    During the process of implementing its strategic plan to reposition the Company, owners of more than 50% of the principal amount of the Debentures (the "Majority Holders") approached the Company to discuss the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategic plan. In this connection, in November 1999, the Company retained the services of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise it in connection with any refinancings, repurchases or restructuring of its outstanding securities and indebtedness with the goal of substantially reducing the outstanding principal amount of the Debentures. The Majority Holders subsequently formed a steering committee of Debentureholders (the "Steering Committee") to negotiate with the Company regarding the terms of a recapitalization as a means of improving the Company's capital structure and its ability to effect its strategic plan. The Company sought DLJ's assistance and advice in connection with these negotiations which have resulted in the proposed plan to recapitalize the Company and its subsidiaries (the "Recapitalization") through a joint prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan") described below.

    The Prepackaged Plan provides for the recapitalization of the Company through the exchange of 10,800,000 shares of newly issued common stock of the Company (the "New Common Stock"), representing 90% of the issued and outstanding capital stock following the Recapitalization, for all of the Debentures. Under the Prepackaged Plan all issued and outstanding Common Stock (the "Old Common Stock") will be cancelled and replaced with 1,200,000 shares of New Common Stock, representing 10% of the Company's issued and outstanding capital stock following the Recapitalization. In addition, any options or other rights to purchase the Old Common Stock will be cancelled and the Company will be authorized to issue new options to purchase up to 16% of New Common Stock, on a fully diluted basis, after the Recapitalization. Of these options, 1% will be issued to non-employee directors and 15% will be issued or reserved for issuance to executive officers and key employees of the Company.

    On June 12, 2000, the Company commenced solicitation of acceptances of the Prepackaged Plan from the beneficial holders of the Debentures (the "Debentureholders"), the only impaired class of creditors under the Prepackaged Plan and, accordingly, the only class entitled to vote on the Prepackaged Plan, by causing a copy of a Prepetition Solicitation and Disclosure Statement with Respect to Joint Prepackaged Plan of Reorganization together with a ballot to be sent to each Debentureholder. The Company did not solicit acceptances of the Prepackaged Plan from any other holder of a claim against the Company or its subsidiaries, because the Prepackaged Plan provides that the Company and its subsidiaries will pay such claims (to the extent they are allowed), in the ordinary course, according to existing payment terms (or such other terms as the holders of these claims and the Company may agree) in accordance with the United States Bankruptcy Code ("Bankruptcy Code").

    The voting period for the solicitation ended on July 12, 2000. The result of the solicitation was the acceptance of the Prepackaged Plan by the Debentureholders with respect to both numerosity (more than one-half in the number of Debentureholders that actually voted) and amount (Debentureholders holding at least two-thirds of the principal amount of the Debentures actually voted) as required for confirmation of the Prepackaged Plan under the Bankruptcy Code.

    On July 14, 2000, the Company and its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Court"). The cases (Case Nos. 00-3027 through 00-3091 inclusive) were consolidated for the purpose of joint administration and were assigned to Judge Peter J. Walsh. At hearings held on July 14, 2000, the Court entered first day orders granting authority to the Company and its subsidiaries to pay pre-petition employee wages, salaries, benefits and other employee obligations and pre-petition claims of vendors in the ordinary course of business. Throughout the pendency of the bankruptcy proceedings, the Company has continued to pay post-petition claims of vendors and providers in the ordinary course of business. The Court also authorized the Company and its subsidiaries to use cash collateral to fund their working capital requirements on an interim basis. Following a hearing held on August 23, 2000, the Court entered an order confirming the Company's Prepackaged Plan. A copy of the Confirmation Order dated August 25, 2000 and a copy of the press release issued by the Company on August 25, 2000 were included as exhibits to a Current Report on Form 8-K filed on August 28, 2000.

    The execution and consummation of a new credit facility is a condition to the consummation of the Recapitalization pursuant to the Prepackaged Plan. The Company is negotiating a new revolving credit facility in an aggregate principal amount not to exceed $10.0 million. The Company expects to finalize the loan documents for the new credit facility and implement the Prepackaged Plan during September 2000.

    Upon effectiveness of the Prepackaged Plan confirmed by the Court, a Debentureholder will be entitled to receive 108 shares of New Common Stock for every $1,000 principal amount of Debentures, and the existing stockholders will be entitled to receive 1 share of New Common Stock for every 31 shares of Old Common Stock held by such stockholders. New Common Stock shall be issued in whole shares only, with any fractional share amounts to be rounded up or down as applicable. Since, under the Prepackaged Plan, no fractional shares of New Common Stock will be issued, any stockholder currently holding less than 16 shares of Old Common Stock will not receive any shares of New Common Stock under the Prepackaged Plan. Upon effectiveness of the Prepackaged Plan, there will be approximately 12.0 million shares of New Common Stock outstanding. In addition, the Company will have issued to directors and executive management of the Company options to purchase 2,028,570 shares of New Common Stock. The financial statements do not include any adjustments to reflect the Recapitalization or other events contemplated by the Prepackaged Plan.

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

RESULTS OF OPERATIONS

    The Company's extensive losses in the past two years, its negative cash flows from operations and its net negative equity, as well as management's assessment that the Company would be unable to retire its $100 million Debentures at maturity raises substantial doubt about its ability to continue as a going concern. The Company's then independent accountants, PricewaterhouseCoopers LLP, issued a going concern opinion in their report on the Company's financial statements for the year ended January 31, 2000. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the uncertainties giving rise to the accountants' going concern opinion.

Furthermore, the financial statements do not include any adjustments to reflect the Recapitalization or other transactions contemplated by the Prepackaged Plan.

    The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JULY 31,                    JULY 31,
                                                       ----------------------      ----------------------
                                                         2000          1999          2000          1999
                                                       --------      --------      --------      --------
Net Revenues.....................................       100.0%         100.0%       100.0%        100.0%
Salaries, wages and benefits.....................        26.6%          33.0%        29.0%         32.3%
Supplies.........................................         7.7%          21.3%         7.8%         22.4%
Depreciation and amortization....................         2.9%           6.4%         2.9%          6.2%
Rent expense.....................................         6.0%           8.5%         6.6%          7.9%
Provision for bad debts..........................          .6%           2.1%          .6%          1.5%
Non-recurring expenses...........................        31.1%          31.7%        15.6%         14.3%
Capitation expenses and other....................        71.1%          51.9%        72.2%         47.9%
                                                        -----         ------        -----         -----
  Total operating costs and administrative
    expenses.....................................       146.0%         154.9%       134.6%        132.5%
Interest Expense, net............................        (9.5)%         (4.2)%       (8.5)%        (4.3)%
                                                        -----         ------        -----         -----
Loss before taxes and extraordinary item.........       (47.5)%        (59.1)%      (39.1)%       (36.8)%
Income tax expense (benefit).....................        (0.1)%         (0.1)%       (0.1)%        (0.0)%
                                                        -----         ------        -----         -----
Loss before extraordinary item...................       (47.4)%        (59.2)%      (39.0)%       (36.8)%
Extraordinary item, net of tax...................         0.0%          99.6%         0.0%         44.9%
                                                        -----         ------        -----         -----
Net loss.........................................       (47.4)%       (158.8)%      (39.0)%       (81.7)%
                                                        =====         ======        =====         =====

THE THREE AND SIX MONTHS ENDED JULY 31, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JULY 31, 1999

    The following discussion reviews the results of operations for the three and six months ended July 31, 2000 (the "2001 Quarter" and the "2001 Period"), respectively, compared to the three and six months ended July 31, 1999 (the "2000 Quarter" and the "2000 Period"), respectively.

REVENUES

    During the 2001 Quarter the Company derived revenues primarily from the provider network management and site management organizations segments. During the 2001 Period the Company additionally derived revenues from assets held for sale. Revenues from provider network management are derived from management services to management service organizations and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from assets held for sale are derived primarily from providing the following services: physician practice management, diagnostic imaging, radiation therapy, home healthcare, infusion therapy, real estate services and lithotripsy.

    Net revenues were $25.8 million and $51.4 million during the 2001 Quarter and 2001 Period, respectively. Of this amount, $14.7 million and $29.3 million or 57.0% and 57.0% of such revenues was attributable to provider network management; $8.5million and $16.7 million or 32.9% and 32.5% was related to site management organizations; and $2.6 million and $5.4 million or 10.1% and 10.5% was attributable to assets held for sale.

    Net revenues were $49.9 million and $110.5 million during the 2000 Quarter and 2000 Period, respectively. Of this amount, $13.4 million and $30.7 million or 26.8% and 27.8% of such revenues was attributable to provider network management; $8.8 million and $17.6 million or 17.7% and 15.9% was related to site management organizations; and $27.7 million and $62.2 million or 55.5% and 56.3% was attributable to assets held for sale.

    The Company's net revenues from provider network management services increased by $1.2 million from $13.4 million for the 2000 Quarter to $14.7 million for the 2001 Quarter and decreased by $1.4 million from $30.7 million for the 2000 Period to $29.3 million for the 2001 Period. The decrease is primarily attributable to the termination of an unprofitable practice management agreement and the restructuring of a number of payor contracts. The Company's net revenues from site management organizations decreased by $.3 million from $8.8 million for the 2000 Quarter to $8.5 million for the 2001 Quarter and by $.9 million from $17.6 million for the 2000 Period to $16.7 million for the 2001 Period. The decrease in revenues was due to transitioning several owned sites to the staffing model, which has temporarily reduced revenues. The Company's net revenues from assets held for sale, including real estate operations, decreased by $25.2 million from $27.7 million for the 2000 Quarter to $2.5 million for the 2001 Quarter and by $57.2 million from $62.5 million for the 2000 Period to $5.3 million for the 2001 Period due to the asset divestitures.

EXPENSES

    The Company's salaries, wages and benefits decreased by $9.6 million from $16.5 million or 33.0% of net revenues during the 2000 Quarter to $6.9 million or 26.6% of net revenues during the 2001 Quarter and by $20.8 million from $35.7 million or 32.3% of net revenues during the 2000 Period to $14.9 million or 29.9% of net revenues during the 2001 Period. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures.

    The Company's supplies expense decreased by $8.6 million from $10.6 million or 21.3% of net revenues during the 2000 Quarter to $2.0 million or 7.7% of net revenues during the 2001 Quarter and by $20.8 million from $24.8 million or 22.4% of net revenues during the 2000 Period to $4 million or 7.8% of net revenues during the 2001 Period. The decrease in supplies expense is a result of the asset divestitures.

    The Company's depreciation and amortization expense decreased by $2.4 million from $3.2 million during the 2000 Quarter or 6.4% of net revenues to $.8 million or 2.9% of net revenues during the 2001 Quarter and by $5.3 million from $6.8 million or 6.0% of net revenues during the 2000 Period to $1.5 million or 2.9% of net revenues for the 2001 Period. The decrease is due to assets sold and a $36.1 million goodwill impairment write-down taken in the fourth quarter of fiscal 2000 with respect to certain unprofitable operations, both in clinical studies and network management, which reduced amortization expense for future periods.

    The Company's rent expense decreased by $2.7 million from $4.2 million or 8.5% of net revenues during the 2000 Quarter to $1.5 million or 6% of net revenues during the 2001 Quarter and by $5.3 million from $8.7 million or 7.9% of net revenues during the 2000 Period to $3.4 million or 6.6% of net revenues during the 2001 Period. The decrease in dollars is primarily a result of the asset divestitures.

    The Company's nonrecurring charge of $15.8 million during the 2000 Quarter and Period represents a $14.1 million impairment charge for a physician practice management agreement and management service organization and the balance primarily represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

    The Company's other expenses, which include professional fees, utilities, and provision for bad debt, and capitation expenses and other decreased by $8.4 million from $26.9 million or 54.0% of net revenues during the 2000 Quarter to $18.5 million or 71.7% of net revenues during the 2001 Quarter and by $17.2 million from $54.7 million or 33.8% of net revenues during the 2000 Period to $37.5 million or 72.8% of net revenues during the 2001 Period. The increase in other expenses as a percentage of net revenues is primarily due to an increase in capitation revenues related to the Company's provider network management services as a percentage of total revenues.

    The Company's interest expense increased by $.4 million from $2.1 million or 4.2% of net revenues during the 2000 Quarter to $2.5 million or 9.5% of net revenues during the 2001Quarter and by $.3 million from $4.7 million or 4.3% of net revenues during the 2000 Period to $4.4 million or 8.5% of net revenues during the 2001 Period. The increase is a result of the increase in borrowings to fund operating losses and increased interest rate applicable to loan advances. Also, the 2000 Period included amortization of debt issuance cost of $0.7 million due to a previous line of credit that was terminated March 1999. The interest expense for the 2001 Quarter and Period includes accrual of interest of $1.7 million and $3.4 million, respectively, on the Debentures. If the proposed Recapitalization is effected pursuant to the Prepackaged Plan, interest expense on the Debentures for the 2001 Quarter and Period will be reversed.

    The Company's extraordinary item of $49.6 million (net of tax of $0) during the 2000 Quarter and Period represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale at July 31, 1999. The carrying value of the assets of these businesses was written down to their estimated net realizable value (less costs to sell).

    The Company's loss prior to income taxes and extraordinary item during the 2001 Quarter was $14.3 million compared to $29.5 million for the 2000 Quarter and $22.1 million for the 2001 Period compared to $40.6 million for the 2000 Period. The reduction in the loss during the 2001 Quarter and Period is primarily due to the sale of unprofitable businesses related to the asset divestitures.

    The Company's loss per share before extraordinary item was $.38 and $0.89 for the 2001 and 2000 Quarter, respectively, and $.60 and $1.22 for the 2001 and 2000 Period, respectively. The reduction in the loss per share in the 2001 Quarter and Period was due to the reduced loss incurred in the 2001 Quarter and Period as well as the issuance of 5.2 million shares of stock during the 2001 Period in connection with a 1998 acquisition, partially offset by the
 .7 million treasury stock repurchase since the 2000 Quarter and Period.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $19.2 million during the 2001 Period and $15.4 million during the 2000 Period. At July 31, 2000, the Company's principal sources of liquidity consisted of $9.0 million in cash. The Company also had $133.5 million of current liabilities, including approximately
$104.3 million of current indebtedness, which is comprised primarily of $4.3 million outstanding under the line of credit and $100 million of Debentures due 2003 which have been reclassified to current liabilities on the balance sheet as of July 31, 2000 and January 31, 2000, as the Company is not in full compliance with the Indenture governing the Debentures (see below for further discussion of the line of credit and Debentures).

    Cash provided by investing activities was $10 million during the 2001 Period and primarily represented the net cash received from the sale of assets of $4.2 million, receipts from notes receivable of $6.1 million, and offset by the funds required by the Company for capital expenditures of $0.4 million. Cash provided by investing activities was $15.6 million during the 2000 Period and primarily represented the net cash received from the sale of assets of $18.6 million, offset by the funds required by the Company for capital expenditures of $2.5 million and additional purchase price of $0.9 million.

    Cash used by financing activities was $7.3 million during the 2001 Period and primarily represented the net reduction of the line of credit of $7.4 million. Cash provided by financing activities was

$4.3 million during the 2000 Period and primarily represented the net borrowings of $5.1 million on the line of credit, offset by the purchase of treasury stock of $0.8 million.

    In conjunction with various acquisitions that have been completed, the Company may be required to make various contingent payments in the event that the acquired companies attain predetermined financial targets during established periods of time following the acquisitions. If all of the applicable financial targets were satisfied, for the periods covered, the Company would be required to pay an aggregate of approximately $2.0 million over the next three years. The payments, if required, are payable in cash and/or Common Stock of the Company. In addition, in conjunction with the acquisition of a clinical research center, an ownership interest in a network and in conjunction with a joint venture entered into by the Company during the year ended January 31, 1998, the Company may be required to make additional contingent payments based on revenue and profitability measures over the next four years. The contingent payment will equal 10% of the excess gross revenue, as defined, provided the gross operating margins exceed 30%.

    In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued is generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. In April 2000 the Company issued 5,187,627 million shares of Common Stock using the methodology discussed above.

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

    In 1999 the Board of Directors of the Company authorized a share repurchase plan pursuant to which the Company may repurchase up to $15.0 million of its Common Stock from time to time on the open market at prevailing market prices. As of July 31, 2000 the Company has repurchased approximately 1.3 million shares at a net purchase price of approximately $2.2 million. The Company has repurchased no additional shares since the third quarter of fiscal 2000.

    The Company's Common Stock was delisted from the NASDAQ National Market as of the close of business on December 8, 1999. The Company's Common Stock is now trading on the OTC Bulletin Board.

    During March 1999, the Company obtained a $30.0 million revolving line of credit that has a three-year term and availability based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees of 0.0875%. The line of credit is collateralized by the assets of the Company, limits the ability of the Company to incur certain indebtedness and make certain dividend payments and requires the Company to comply with customary covenants. Proceeds from asset sales must be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. At July 31, 2000, approximately $4.3 million was outstanding under the line.

    The Company has entered into an agreement with its lender effective May 30, 2000, pursuant to which the lender waived certain previously declared defaults, which defaults were disputed by the Company. The waiver is conditioned upon the Company and its subsidiaries maintaining no less than $3.0 million of cash on hand and complying with certain lock box arrangements. In addition, the parties agreed to reduce the Company's aggregate borrowing availability under the revolving credit agreements to $5.0 million. Upon the Company's filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on July 14, 2000 the interest rate on the line of credit increased to 12%. As of September 10, 2000, there was $4.3 million outstanding under the line of credit.

    The Prepackaged Plan requires the Company to put in place a new revolving credit facility. The Company is in the process of negotiating final documentation for a $10.0 million revolving credit facility with a new lender and expects to finalize the loan documents and implement the Prepackaged Plan during September 2000. The proposed $10.0 million revolving line of credit will have a two-year term and availability, based upon eligible accounts receivable. The line of credit will bear interest at prime plus 2.00% and provide for an unused line fee of .50%. The line of credit will be secured by all assets of the Company and its subsidiaries, limit the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and require the Company to comply with other customary covenants. The Company believes that, assuming the Recapitalization is effected, cash flow from operations and available cash, together with available borrowings under the new revolving line of credit, will be adequate to meet its liquidity needs for the next twelve months although there can be no assurances that this will be the case.

    The Company currently has outstanding $100 million in face amount of Debentures, which bear interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15. The June 15, 2000 interest installment on the Debentures was not paid due to the Company's bankruptcy filing. These Debentures mature on June 15, 2003. The Debentures are unsecured obligations of the Company and are guaranteed by certain of the Company's wholly owned subsidiaries. The Debentures are convertible into Common Stock of the Company, at a conversion price of $28.20 per share, subject to adjustment. The Company has the right to redeem the Debentures at various redemption prices declining from 103.86% of the principal amount to par on and after June 18, 1999. Debentureholders have the right to require the Company to purchase all or any part of their Debentures upon the occurrence of a "change in control" (as defined in the Indenture) on or before June 1, 2003 for 100% of the principal amount thereof, together with accrued and unpaid interest. The commencement by the Company and its subsidiaries the bankruptcy cases described above under "Repositioning and Recapitalization" constituted an Event of Default under the Indenture governing the Debentures. The Company has reclassified the Debentures as current as of July 31, 2000 and January 31, 2000, as it is not in full compliance with the terms of the Indenture governing the Debentures.

    In early April 2000, Moody's Investors Service downgraded the Debentures from B3 to Caa3. According to Moody's, this rating action was in response to the Company's declining revenue and continued operating losses in recent quarters. In May 2000, Moody's downgraded the Debentures from Caa3 to C, based upon the Company's announcement that it intended to complete a recapitalization in bankruptcy as described above under "Repositioning and Recapitalization". In July 2000, Moody's downgraded the Debentures from C to D in response to the Company's bankruptcy filing.

    The Company's extensive losses in the past two years, its negative cash flow from operations and its net negative equity position, as well as management's assessment that the Company would be unable to retire the Debentures at maturity, raise substantial doubt about the Company's ability to continue as a going concern. In response, the Company has developed plans to improve profitability of its core business operations and to recapitalize the Company by converting the Debentures into common equity as described above in "Repositioning and Recapitalization".

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As described above under Part I, Item 2, Management's Discussion and Analysis of Results of Operations, on July 14, 2000 the Company and its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Court"). The cases (Case Nos. 00-3027 through 00-3091 inclusive) were consolidated for the purposes of joint administration and were assigned to Judge Peter J. Walsh. At hearings held on July 14, 2000, the Court entered first day orders granting authority to the Company and its subsidiaries to pay pre-petition employee wages, salaries, benefits and other employee obligations and pre-petition claims of vendors in the ordinary course of business. The Court also authorized the Company and its subsidiaries to use cash collateral to fund their working capital requirements on an interim basis. Following a hearing held on August 23, 2000, the Court entered an order confirming the Company's Prepackaged Plan. A copy of the Confirmation Order dated August 25, 2000 and a copy of the press release issued by the Company on August 25, 2000 were included as exhibits to a Current Report on Form 8-K filed on August 28, 2000.

    As previously described in the Company's Annual Report on Form 10-K for the year ended January 31, 2000, on March 3, 2000, Paul Ackerman, M.D. ("Ackerman") and Elizabeth Kelly, R.N. ("Kelly") initiated litigation and arbitration proceedings pertaining to New York Network Management, L.L.C. ("NYNM"), a joint venture between a subsidiary of the Company (the "Subsidiary"), Ackerman and Kelly. The lawsuit filed by Ackerman and Kelly with the Supreme Court of New York, County of Kings, alleged that the Subsidiary was obligated to purchase a portion of Ackerman's and Kelly's interest in NYNM for $5 million and that the Company had guaranteed the Subsidiary's purchase obligation. In addition, on March 3, 2000, Ackerman, Kelly and NYNM also submitted a demand for arbitration contending that the Subsidiary and the Company had wrongfully diverted approximately $3,980,000 from NYNM. On June 30, 2000, the litigation and arbitration proceedings were settled by the parties. Under the Settlement Agreement, the Subsidiary transferred its interest in NYNM to Ackerman and Kelly and the Company agreed to pay Ackerman and Kelly $300,000 in exchange for a release from all claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Upon effectiveness of the Prepackaged Plan confirmed by the Bankruptcy Court, a Debentureholder will be entitled to receive for every $1,000 principal amount of Debentures, 108 shares of New Common Stock and the existing stockholders will be entitled to receive for every 31 shares of Old Common Stock held by such stockholders, 1 share of New Common Stock. New Common Stock shall be issued in whole shares only, with any factional share amounts to be rounded up or down as applicable. Since, under the Prepackaged Plan, no fractional shares of New Common Stock will be issued, any stockholder currently holding less than 16 shares of Old Common Stock will not receive any shares of New Common Stock under the Prepackaged Plan. The Company expects to implement the Prepackaged Plan during September 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    The Company currently has outstanding $100 million in face amount of Debentures due June 15, 2003, which bear interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15. The June 15, 2000 interest payment of $3.4 million was not paid due to the Company's bankruptcy filing. Under the Prepackaged Plan confirmed by the Bankruptcy Court, the Debentures will be converted into New Common Stock representing 90% of the Company's outstanding capital stock after the Recapitalization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 12, 2000, the Company commenced solicitation of acceptances of the Prepackaged Plan from Debentureholders by causing a copy of a Prepetition Solicitation and Disclosure Statement with Respect to Joint Prepackaged Plan of Reorganization, together with a ballot, to be sent to each Debentureholder. The Company established May 18, 2000 as the record date for determining Debentureholders entitled to vote on the Prepackaged Plan. The voting period for the solicitation ended on July 12, 2000. The result of the solicitation was the acceptance of the Prepackaged Plan by the Debentureholders with respect to both numerosity and amount as follows:

                                                 FOR                       AGAINST
                                        ----------------------      ---------------------
                                                        % OF                       % OF
                                        FACE VALUE     VOTED        FACE VALUE    VOTED
                                        -----------   --------      ----------   --------
Principal Amount of Debentures........  $68,870,000     92.5%       $5,583,000      7.5%
Number of Debentureholders............          193     62.7%              115     37.3%

ITEM 5. OTHER INFORMATION

    On September 12, 2000, the Company retained Arthur Andersen LLP as its independent accountants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit 27 Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on June 20, 2000 with the Securities and Exchange Commission reporting that the Company was informed by its independent accountants, PricewaterhouseCoopers LLP, that it was resigning as the Company's independent accountants.

    The Company filed a Current Report on Form 8-K/A on July 10, 2000 with the Securities and Exchange Commission amending is June 20, 2000 report regarding the resignation of its independent accountants.

    The Company filed a Current Report on Form 8-K on July 14, 2000 with the Securities and Exchange Commission reporting that it and its wholly owned subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

    The Company filed a Current Report on Form 8-K on August 28, 2000 with the Securities and Exchange Commission reporting that the United States Bankruptcy Court for the District of Delaware had confirmed the Company's Prepackaged Plan.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 18th day of September 2000.

                                                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                                                       By:            /s/ GARY S. GILLHEENEY
                                                            -----------------------------------------
                                                                        Gary S. Gillheeney