Form 10-Q/A
period 2000-07-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2000-09-21
CIK 1002022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------


                                  FORM 10-Q/A


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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


    On September 21, 2000, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 37,198,845.


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

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 21st day of September 2000.


                                                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                                                       By:            /s/ GARY S. GILLHEENEY
                                                            -----------------------------------------
                                                                        Gary S. Gillheeney