Form 10-Q
period 2000-10-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2000-12-21
CIK 1002022

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    On December 8, 2000, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 11,998,972.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                   PAGE
                                                                                 --------
PART I--FINANCIAL INFORMATION
          Item 1.  Financial Statements........................................       2
                   Consolidated Balance Sheets--October 31, 2000 (unaudited)
                   (Successor) and January 31, 2000 (Predecessor). The purchase method of accounting was used to record the fair value of
                   assets and assumed liabilities of the reorganized company at
                   September 21, 2000. Accordingly, the accompanying balance
                   sheet as of October 31, 2000 is not comparable in certain
                   material respects to such balance sheet as of any prior
                   period since the balance sheet as of October 31, 2000 is
                   that of a reorganized entity................................       2
                   Consolidated Statements of Operations (unaudited) -- Period ended October 31, 2000 (Successor) and Three and Nine Months
                   Ended October 31, 1999 and Eight Weeks and Period Ended
                   September 20, 2000 (Predecessor)............................       3
                   Consolidated Statements of Cash Flows (unaudited) -- Period ended October 31, 2000 (Successor) and Three and Nine Months
                   Ended October 31, 1999 and Eight Weeks and Period Ended
                   September 20, 2000 (Predecessor)............................       5
                   Notes to Consolidated Financial Statements (unaudited) --
                   Period ended October 31, 2000 (Successor) and Three and Nine
                   Months Ended October 31, 1999 and Eight Weeks and Period
                   Ended September 20, 2000 (Predecessor)......................    6-15
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................   16-22

PART II--OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      23
          Item 2.  Changes in Securities and Use of Proceeds...................      23
          Item 3.  Defaults Upon Senior Securities.............................      23
          Item 4.  Submission of Matters to a Vote of Security Holders.........      23
          Item 5.  Other Information...........................................      23
          Item 6.  Exhibits and Reports on Form 8-K............................      23

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

    The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at September 21, 2000. Accordingly, the accompanying balance sheet as of October 31, 2000 is not comparable in certain material respects to such balance sheet as of any prior period since the balance sheet as of October 31, 2000 is that of a reorganized entity.

                                                              PREDECESSOR   SUCCESSOR
                                                               COMPANY       COMPANY
                                                              JANUARY 31,   OCTOBER 31,
                                                                 2000         2000
                                                               ---------      -------
                                                                            (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  25,558      $ 7,891
  Receivables:
    Accounts receivable, net................................      16,193       12,417
    Other receivables.......................................       4,710        2,103
    Notes receivable........................................       7,222        1,190
  Prepaid expenses and other current assets.................         394          558
  Assets held for sale......................................       2,419           --
                                                               ---------      -------
      Total current assets..................................      56,496       24,159
Property, plant and equipment, net..........................       9,099        6,053
Notes receivable............................................       4,892        4,124
Goodwill, net...............................................      12,293           --
Reorganization value in excess of amounts allocable to
  identifiable assets.......................................          --       55,221
Restricted cash.............................................       2,077        2,000
Other assets................................................       2,454          504
                                                               ---------      -------
      Total assets..........................................   $  87,311      $92,061
                                                               =========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Bank line of credit.......................................   $  10,463      $ 4,638
  Current portion of debt and capital leases................       1,255        2,125
  Convertible subordinated debentures.......................     100,000           --
  Accounts payable..........................................      11,859        9,690
  Accrued compensation......................................       2,060        2,070
  Accrued and other current liabilities.....................      23,575       22,117
                                                               ---------      -------
      Total current liabilities.............................     149,212       40,640
Long-term debt and capital leases...........................       4,234        2,195
Other long-term liabilities.................................          95          628
Minority interest...........................................         492           --
                                                               ---------      -------
      Total liabilities.....................................     154,033       43,463
                                                               ---------      -------
Commitments and Contingencies

Stockholders' equity:
  Common stock (new), par value $.01, 40,000 shares
    authorized, 11,999 issued and outstanding at October 31,
    2000....................................................                      120
  Common stock (old), par value $.01, 40,000 shares
    authorized, 33,387 shares issued and 32,011 shares
    outstanding at January 31, 2000.........................         320           --
  Treasury stock (old)......................................      (2,664)          --
  Additional paid in capital................................     224,771       49,880
  Accumulated deficit.......................................    (289,149)      (1,402)
                                                               ---------      -------
Total stockholders' equity (deficit)........................     (66,722)      48,598
                                                               ---------      -------
Total liabilities and stockholders' equity..................   $  87,311      $92,061
                                                               =========      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               PREDECESSOR           SUCCESSOR
                                                                 COMPANY              COMPANY
                                                       ---------------------------   ---------
                                                                          EIGHT        FIVE
                                                       THREE MONTHS       WEEKS       WEEKS
                                                         ENDED            ENDED       ENDED
                                                       OCTOBER 31,      SEPTEMBER 20,  OCTOBER 31,
                                                          1999            2000         2000
                                                       --------------   ----------   ---------
Net revenues from services...........................     $28,429        $  5,412     $ 3,383
Net revenues from management service agreements......      15,895           8,895       5,559
Net revenues from real estate services...............          47               0           0
                                                          -------        --------     -------
      Total revenue..................................      44,371          14,307       8,942
                                                          -------        --------     -------
Operating costs and administrative expenses:
  Salaries, wages and benefits.......................      13,195           3,817       2,385
  Professional fees..................................       4,689             852         532
  Utilities..........................................       1,240             252         157
  Depreciation and amortization......................       2,287             396         520
  Rent...............................................       3,222             667         417
  Provision for bad debts............................         463             730           0
  Nonrecurring expenses..............................           0           1,070           0
  Capitation expenses and other......................      27,112           9,885       6,180
                                                          -------        --------     -------
      Total operating costs and administrative
        expenses.....................................      52,208          17,669      10,191
                                                          -------        --------     -------
Loss from operations.................................      (7,837)         (3,362)     (1,249)
Interest (expense), net..............................      (2,207)           (245)       (153)
Income from investment in affiliates.................          58
Reorganization Items.................................           0            (666)          0
                                                          -------        --------     -------
Loss before income taxes and extraordinary items.....      (9,986)         (4,273)     (1,402)
Income Taxes (Benefit)...............................         (53)          1,502           0
                                                          -------        --------     -------
Loss before extraordinary item.......................      (9,933)         (5,775)     (1,402)
Extraordinary Gain-Cancellation of Debt Income.......                     100,000
                                                          -------        --------     -------
Net Income (Loss)....................................     $(9,933)       $ 94,225     $(1,402)
                                                          =======        ========     =======
Net loss per share--basic (Note 8)...................      *                *            (.12)
Weighted average shares outstanding--basic...........      *                *          11,999

*   EPS for the Predecessor Company is not meaningful.

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SUCCESSOR
                                                         PREDECESSOR COMPANY        COMPANY
                                                       ------------------------   -----------
                                                       NINE MONTHS    PERIOD       5 WEEKS
                                                         ENDED         ENDED        ENDED
                                                       OCTOBER 31,   SEPTEMBER 20,  OCTOBER 31,
                                                          1999         2000         2000
                                                       -----------   ----------   -----------
Net revenues from services...........................   $ 108,953     $ 27,560      $ 3,383
Net revenues from management service agreements......      45,500       38,195        5,559
Net revenues from real estate services...............         434           --            0
                                                        ---------     --------      -------
      Total revenue..................................     154,887       65,755        8,942
Operating costs and administrative expenses:
  Salaries, wages and benefits.......................      48,847       18,712        2,385
  Professional fees..................................      14,111        8,240          532
  Utilities..........................................       3,586        1,292          157
  Depreciation and amortization......................       9,099        1,893          520
  Rent...............................................      11,921        4,049          417
  Provision for bad debts............................       2,127        1,048            0
  Nonrecurring expenses..............................      15,825        9,091            0
  Capitation expenses and other......................      93,112       42,616        6,180
                                                        ---------     --------      -------
      Total operating costs and administrative
        expenses.....................................     198,628       86,941       10,191
                                                        ---------     --------      -------
Loss from operations.................................     (43,741)     (21,186)      (1,249)
Interest (expense), net..............................      (6,925)      (4,616)        (153)
Income from investment in affiliates.................          58            0            0
Reorganization Items.................................                     (666)           0
                                                        ---------     --------      -------
Loss before income taxes and extraordinary item......     (50,608)     (26,468)      (1,402)
Income Taxes.........................................          47        1,456            0
                                                        ---------     --------      -------
Loss before extraordinary item.......................     (50,655)     (27,924)      (1,402)
Extraordinary Loss-write-down of discontinued
  assets.............................................     (49,632)
Extraordinary Gain-cancellation of debt income.......                  100,000
                                                        ---------     --------      -------
Net Income (Loss)....................................   $(100,287)    $ 72,076      $(1,402)
                                                        =========     ========      =======
Net loss per share -- basic (Note 8).................      *             *             (.12)
Weighted average shares outstanding -- basic.........      *             *           11,999

*   EPS for the Predecessor Company is not meaningful.

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             PREDECESSOR COMPANY     SUCCESSOR
                                                           -----------------------    COMPANY
                                                             NINE                    ---------
                                                            MONTHS       PERIOD       PERIOD
                                                             ENDED        ENDED       ENDED
                                                           OCTOBER 31,  SEPTEMBER 20,  OCTOBER 31,
                                                             1999         2000         2000
                                                           ----------   ----------   ---------
Cash flows from operating activities:
  Net income (loss)......................................  $(100,287)    $ 72,076    $ (1,402)
  Noncash items included in net income:
    Extraordinary gain--cancellation of debt.............                (100,000)
    Extraordinary loss--write down of discontinued
      assets.............................................     49,632
    Depreciation and amortization........................      9,099        1,893         520
    Nonrecurring charges.................................     14,204        5,074
    Other................................................        (59)
  Changes in receivables.................................     (4,785)       6,218         500
  Changes in accounts payable and accrued liabilities....        795       (7,254)        540
  Changes in other assets................................     13,685          990         483
                                                           ---------     --------    --------
    Net cash used by operating activities before
      reorganization items...............................    (17,716)     (21,003)        641
                                                           ---------     --------    --------
Operating cash flows from reorganization items:
  Cancellation of accrued interest on debentures.........                  (4,218)
  Bankruptcy-related professional fees...................                   1,350
  Writeoff of unamortized balance of debenture finance
    costs................................................                   1,838
                                                                         --------
  Net Cash used by Reorganization Items..................                  (1,030)
                                                           ---------     --------    --------
  Net Cash used by Operating Activities..................    (17,716)     (22,033)        641
                                                           ---------     --------    --------

Cash flows from investing activities:
  Capital expenditures...................................     (4,593)        (547)       (113)
  Sale of assets.........................................     51,171        4,672
  Notes receivable, net..................................      1,344        6,550         250
  Acquisitions, net of cash acquired.....................     (1,404)
                                                           ---------     --------    --------
    Net cash provided by investing activities............     46,518       10,675         137
                                                           ---------     --------    --------

Cash flows from financing activities:
  Proceeds from Revolving Credit Facility, net...........                               4,638
  Offering costs and other...............................         28           77
  Proceeds (Repayment) of Line of Credit, net............        521      (11,802)
  Purchase of treasury stock.............................     (1,471)
                                                           ---------     --------    --------
    Net cash provided (used) by financing activities.....       (922)     (11,725)      4,638
                                                           ---------     --------    --------

Increase (Decrease) in cash and cash equivalents.........  $  27,880     $(23,083)   $  5,416

Cash and cash equivalents, beginning of period...........  $  10,137     $ 25,558    $  2,475
                                                           ---------     --------    --------
Cash and cash equivalents, end of period.................  $  38,017     $  2,475    $  7,891
                                                           =========     ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements include the accounts of Innovative Clinical Solutions, Ltd. ("the Company" or "ICSL") (formerly PhyMatrix Corp.). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. Operating results for the three and nine months ended October 31, 2000 are not necessarily indicative of results that may be expected for the year.

    The Company's extensive losses in the two year period ended January 31, 2000, its negative cash flows from operations and its net negative equity, as well as management's assessment that the Company would be unable to retire its $100 million 6.75% Convertible Subordinated Debentures due 2003 (the "Debentures") at maturity raised substantial doubt as of January 31, 2000 about its ability to continue as a going concern. As a result, the Company's then independent accountants issued a going concern opinion in their report on the Company's financial statements for the year ended January 31, 2000.

    The Company and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 14, 2000 (the "Filing") seeking to recapitalize the Company through the exchange of the Debentures for common stock pursuant to a joint prepackaged plan of reorganization under Chapter 11 (the "Prepackaged Plan"). The Prepackaged Plan was consummated and the Company emerged from Chapter 11 on September 21, 2000. Throughout the pendency of the bankruptcy proceedings the Company (the "Predecessor") operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The reorganized Company (the "Successor") adopted fresh-start reporting (Note 2) and gave effect to its emergence from bankruptcy and consummation of the Prepackaged Plan on September 21, 2000.

    Under fresh-start reporting, the final consolidated balance sheet as of September 21, 2000 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of October 31, 2000 the consolidated balance sheet as of that date is not comparable in certain material respects to any balance sheet as of any prior date or for any prior period since the balance sheet as of October 31, 2000 is that of a reorganized entity. Accordingly, a black line has been drawn between the Successor's balance sheet and the Predecessor's balance sheet.

    Management believes the Company's ability to meet its financial obligations and make planned capital expenditures will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Further improvements in operating profitability and achievement of expected cash flows from operations is critical to providing adequate liquidity and is dependent upon

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

             THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) the Company's achieving increased revenues, along with gross margin and expense levels that are reasonably consistent with its financial plans. The failure of the Company to achieve profitable operations, notwithstanding the recapitalization, may raise doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from these uncertainties.

    The Company's independent public accountants have advised the Company that, if negative cash flow continues, this will result in their review of the necessity for a going concern qualification in their opinion on the annual financial statements.

2.  PREPACKAGED PLAN AND FRESH-START REPORTING

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

    Due to market conditions affecting healthcare services companies generally, the Company realized lower than expected proceeds from asset divestitures. The revenue and pretax loss of these businesses which were divested or disposed for the years ended January 31, 2000 and 1999 were $92.5 million and $70.5 million, and $155.4 million and $96.3 million, respectively. Net loss for the years ended January 31, 2000 and 1999 included an extraordinary item of $49.6 million (net of tax of $0), and $96.8 million, respectively, which were primarily non-cash charges related to these divestitures. These losses and the Company's highly leveraged position, due principally to the Debentures, left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. In order to reduce its indebtedness, the Company entered into discussions with the owners of more than 50% of the principal amount of the Debentures regarding the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategic plan. Subsequent negotiations resulted in the Prepackaged Plan, which provided for the recapitalization of the Company through the exchange of newly issued common stock of the Company (the "New Common Stock"), representing 90% of the issued and outstanding capital stock following the recapitalization, for all of the Debentures. In addition, under the Prepackaged Plan all issued and outstanding Common Stock (the "Old Common Stock") was to be canceled and replaced with New Common Stock, representing 10% of the Company's issued and outstanding capital stock following the recapitalization.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

             THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

2.  PREPACKAGED PLAN AND FRESH-START REPORTING (CONTINUED)
    On June 12, 2000, the Company commenced solicitation of acceptances of the Prepackaged Plan from the beneficial holders of the Debentures (the "Debentureholders"), the only impaired class of creditors under the Prepackaged Plan and, accordingly, the only class entitled to vote on the Prepackaged Plan, by causing a copy of a Pre-petition Solicitation and Disclosure Statement with Respect to Joint Prepackaged Plan of Reorganization (the "Disclosure Statement") together with a ballot to each Debentureholder. The voting period for the solicitation ended on July 12, 2000. The solicitation resulted in the acceptance of the Prepackaged Plan by the Debentureholders with respect to both the number (more than one-half of the number of Debentureholders that actually voted) and amount (Debentureholders holding at least two-thirds of the principal amount of the Debentures actually voted) as required for confirmation of the Prepackaged Plan under the Bankruptcy Code.

    Following the Filing with the Bankruptcy Court on July 14, 2000 and throughout the pendency of the bankruptcy proceedings, the Company continued to operate its business and to pay post-petition claims of vendors and providers in the ordinary course of business. Following a hearing held on August 23, 2000, the Court entered an order confirming the Company's Prepackaged Plan on August 25, 2000. Effectiveness of the Prepackaged Plan was conditioned on, among other things, the execution and consummation of a new credit facility. (See
Note 7.) On September 21, 2000 the Company satisfied all conditions precedent to the effectiveness of the Prepackaged Plan and, accordingly, the Prepackaged Plan became effective on such date (the "Effective Date").

    On the Effective Date, the Debentures, the Company's issued and outstanding Old Common Stock and the Old Other Interests (defined in the Prepackaged Plan) were canceled and extinguished and the holders thereof were entitled to receive only the distributions, if any, to be made to such holders under the Prepackaged Plan. Under the Prepackaged Plan, each Debenture holder received, for each $1,000 in face amount of the Debentures held by such holder on the Effective Date, 108 shares of New Common Stock, and each existing stockholder received for each 31 shares of Old Common Stock held by such stockholder on the Effective Date, 1 share of New Common Stock. New Common Stock was issued in whole shares only, with any fractional share amounts rounded up or down, as applicable. Since, under the Prepackaged Plan, no fractional shares of New Common Stock were issued, any stockholder who held, as of the Effective Date, fewer than 16 shares of Old Common Stock received no shares of New Common Stock under the Prepackaged Plan. As a result of the Prepackaged Plan, 10.8 million shares of new Common Stock are held by the former Debentureholders and approximately 1.2 million are held by former holders of Old Common Stock.

    Under the Prepackaged Plan, claims of all other creditors, whether secured or unsecured, were unimpaired. The Company continued to pay all general unsecured claims during the pendency of the bankruptcy proceedings in the ordinary course of business. The Company's revolving credit facility from Heller Healthcare Finance, Inc, ("Heller"), which was secured by security interests in substantially all of the Company's assets, including inventory, accounts receivables, general intangibles, equipment and fixtures was repaid in full on the Effective Date with funds available to the Company from operations and asset sales.

    On the Effective Date, the Company's 2000 Stock Option Plan became effective and the Company granted options to purchase 2,028,570 shares of its New Common Stock to its executive officers and

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

             THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

2. PREPACKAGED PLAN AND FRESH-START REPORTING (CONTINUED) certain of its non-employee directors. In addition, the Company entered into employment agreements with the Company's President and Chief Executive Officer and four other executive officers.

    The determination of equity value included in the distributable value as of the Effective Date was derived from an estimated enterprise value of the reorganized Company on an unleveraged basis. The enterprise value was developed by an independent financial advisor for purposes of preparing the Company's Disclosure Statement, which was distributed to Debenture holders and filed in the Bankruptcy Court on July 14, 2000. In developing the determination of the initial equity value, the financial advisor used various assumptions and estimates, including revenue growth, improvements in operating margins, earnings and cash flow, improvement in techniques for managing working capital, expenses and other elements. As a result, the initial equity value was assumed to be in the range of $65 to $95 million. For purposes of the Disclosure Statement, the Company determined that an equity value of $80 million represented a reasonable estimate of the reorganized Company for purposes of determining distributable equity value to the creditors.

    As discussed above, the Company's Prepackaged Plan was consummated on September 21, 2000 and ICSL emerged from Chapter 11. Pursuant to the AICPA's Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), the Company adopted fresh-start reporting in the accompanying consolidated balance sheet as of September 21, 2000 to give effect to the reorganization as of such date. Fresh-start reporting required the Company to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Company to allocate its reorganization value to its assets based upon their fair values in accordance with the procedures specified by Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, for transactions reported on the purchase method. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and the identifiable intangible assets has been allocated to a specific intangible referred to as "Reorganization value in excess of amounts allocable to identifiable assets" ("EXCESS REORGANIZATION VALUE"), which is amortized in accordance with APB Opinion No.17, INTANGIBLE ASSETS, over a life not to exceed 15 years. Each liability existing on the date the Prepackaged Plan was confirmed by the Bankruptcy Court, other than deferred taxes, is stated at the present value of the amounts to be paid, determined using an appropriate discount rate. Deferred taxes are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Any benefits derived from pre-confirmation net operating losses will first reduce the Excess Reorganization Value (Goodwill) and other intangibles until exhausted and thereafter be reported as a direct addition to additional paid-in capital. Finally, any accounting principle changes required to be adopted in the financial statements of the Company within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.

    The significant consummation and fresh start reporting adjustments (excluding the write-off of the Old Common Stock) resulted in a charge of $666,000. (See Note 4) This charge is presented as "Reorganization Expenses" pursuant to adoption of fresh-start reporting in the consolidated statement of operations for the eight week period ended September 20, 2000.

    The fresh-start reporting reorganization value was primarily derived from a discounted cash flow analysis of our business based on the Company's projected earnings before interest, taxes and

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

             THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

2. PREPACKAGED PLAN AND FRESH-START REPORTING (CONTINUED) depreciation and amortization ("EBITDA") through our 2006 fiscal year and discounted to present value using the Company's weighted average cost of capital rate of 19.5%. The discount rate utilized by the Company reflected a relatively high-risk investment.

    The Company's reorganization value represented the value of the "reconstituted entity". This value was viewed as the fair value of the Company on an unleveraged basis (I.E., without giving effect to capital structure) and approximated the amount a willing buyer would have paid for the assets of the Company immediately after the reorganization was completed. The Company's "enterprise value", as defined in the Prepackaged Plan and later re-estimated by management, represented the reorganization value calculated above.

    Subsequent to the distribution of the Disclosure Statement and the Effective Date, a number of events occurred which impacted the determination of equity value under fresh-start reporting, including but not limited to, the initial trading prices of the New Common Stock, lack of liquidity of Company stock, information regarding the Company's third quarter performance, and the final fiscal 2001 financial plan.

    The Company employed a similar valuation method to that utilized by its independent financial advisor in the Disclosure Statement under fresh-start reporting to determine its equity value and arrived at the revised equity value of $50 million. The changes in assumptions used to calculate the revised reorganization value were primarily a reduction in assumed growth and an increase in the discount rate. Management believes these changes are appropriate given changes at the Company and the economy since the original reorganization value was calculated.

    The Company's reorganization value of $50 million was more than the market value of its assets at September 21, 2000, which was approximately $33.3 to $39.7 million. Management believes that the Debentureholders accepted the Prepackaged Plan and the corresponding reorganization value, despite the inherent future business risks, primarily because the Company's reorganization value exceeded its liquidation value and the Debentureholders believed that it was in the Company's best interest to emerge from bankruptcy at that time. In accordance with the purchase method of accounting, the excess of the reorganization value over revalued net assets was allocated to reorganization value in excess of amount allocable to identifiable assets.

    The calculated revised reorganization value was based upon a variety of estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including but not limited to those with respect to the future course of the Company's business activity.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

    During the nine months ended October 31, 2000 and 1999, the Company made contingent payments and issued shares of stock which had been committed to be issued in conjunction with acquisitions. Additionally, the Company terminated several physician management and employment

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

             THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

3. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED) agreements, and sold certain assets. The transactions had the following non-cash impact on the balance sheets of the Company as of the indicated dates: (In $000s)

                                                            1999       2000
                                                          --------   --------
Current Assets..........................................  $(80,392)  $     --
Property, plant and equipment...........................        75         --
Intangibles.............................................   (26,873)        --
Other non-current assets................................      (485)        --
Current liabilities.....................................    (5,722)   (11,217)
Non current liabilities.................................     1,512         --
Debt....................................................    (1,649)        --
Loss on discontinued operations.........................   (49,562)        --
Cancellation of debentures..............................              100,000
Reorganization value of successor Company...............               50,000

    Cash paid for interest during the 2001 and 2000 Period was $1.2 million and $1.7 million, respectively. Cash paid for income taxes for the 2001 and 2000 Period was $75,000 and $125,000, respectively.

4.  REORGANIZATION ITEMS AND EXTRAORDINARY GAIN

REORGANIZATION ITEMS

    The Company provided for or incurred the following expenses and income items during 2000 directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:

Administrative and other claims.............................  $(1,100,000)
Change of control payments and emergence from bankruptcy
  bonuses...................................................   (1,697,000)
Write-off of unamortized balance of debentures finance
  costs.....................................................   (1,837,946)
Additional professional fees................................     (250,000)
Cancellation of accrued interest on Debentures..............    4,218,750
                                                              -----------
    Total reorganization items..............................  $  (666,196)
                                                              ===========

    ADMINISTRATIVE AND OTHER CLAIMS, ETC.: Administrative and other claims represented estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee.

    CHANGE OF CONTROL PAYMENT AND EMERGENCE FROM BANKRUPTCY BONUSES: Under the terms of the Prepackaged Plan, the Company paid Michael T. Heffernan $897,000 pursuant to his former employment contract with the Company and cash emergence from bankruptcy bonuses aggregating $800,000 to four executive officers pursuant to a retention plan approved by the Company's Board of Directors in December 1999.

EXTRAORDINARY GAIN

Extraordinary Gain from cancellation of Debentures:.........  100,000,000

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

             THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

5.  ASSETS HELD FOR SALE

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In August 1999, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. Net loss for the nine months ended October 31, 1999 included an extraordinary item of $49.6 million, which is primarily a non-cash charge related to these divestitures. In accordance with APB 16, the Company is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with Clinical Studies, Ltd. ("CSL") was effective October 15, 1997). All assets held for sale had been sold as of April 30, 2000.

6.  NONRECURRING CHARGES

    The $9.1 million charge during the period ended September 20, 2000 includes $3.1 million restructuring charge, a $3.0 million valuation reserve to recognize the decline in market value of Assets Held For Sale and $3.0 million of lease commitments for closed sites that are below market value.

    The $15.8 million charge during the nine months ended October 31, 1999 is comprised of a $14.1 million impairment charge for a management service organization and a physician practice management agreement and $1.7 million primarily representing additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

7.  REVOLVING LINE OF CREDIT

    Prior to the Effective Date, the Company had a $30.0 million revolving line of credit with Heller based upon eligible accounts receivable (the "Heller Loan"). The Heller Loan bore interest at prime plus 1.0% and fees were 0.0875%. The Heller Loan was secured by the assets of the Company and its subsidiaries, limited the ability of the Company and its subsidiaries to incur certain indebtedness and to make certain dividend payments and required the Company to comply with other customary covenants. The Company entered into an agreement with Heller, effective May 30, 2000, pursuant to which Heller waived certain previously declared defaults, which defaults were disputed by the Company. The waiver was conditioned upon the Company and its subsidiaries maintaining no less than $3.0 million of cash on hand and complying with certain lock box arrangements. In addition, the parties agreed to reduce the Company's aggregate borrowing availability under the Heller Loan to $5.0 million. Upon the Company's filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on July 14, 2000, the interest rate on the Heller Loan increased to 12%. The Heller Loan was paid in full on the Effective Date with available cash.

    On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants.

8.  TREASURY STOCK

    During 1998, the Board of Directors authorized a share repurchase plan pursuant to which the Company could repurchase up to $15.0 million of its Old Common Stock from time to time on the open market at prevailing market prices. Through October 31, 2000, the Company had repurchased a total of approximately 1,260,000 shares of Old Common Stock at a net purchase price of approximately $2.2 million and returned

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

             THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

8.  TREASURY STOCK (CONTINUED)
120,000 shares of Old Common Stock to the treasury in exchange for notes receivable of $0.4 million. No purchases of Old Common Stock were made during the nine months ended October 31, 2000. The successor's Board of Directors has not authorized a share repurchase plan for the new Common Stock.

9.  NET LOSS PER SHARE

    Net loss per share for periods prior to September 20, 2000 is for the Predecessor and is not comparable to net loss per share for the Successor, which reflects the exchange of New Common Stock for the Debentures and Old Common Stock. Net loss per share for the 5 weeks ending October 31, 2000 was $(.12). Basic and fully diluted earnings per share are the same because the effect of Common Stock equivalents would be anti-dilutive. The Predecessor Company earnings per share is not meaningful and therefore has not been presented.

10.  RATIO OF EARNINGS TO FIXED CHARGES

    For both the Predecessor and the Successor for all fiscal year 2001 periods presented, the ratio of earnings to fixed charges was less than 1.0. The Company's earnings were inadequate to cover fixed charges. Fixed charges include interest, and operating rental expense.

11.  ACCOUNTING CHANGES AND PRONOUNCEMENTS

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company does not believe it will have a material impact on the financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

12.  SEGMENT INFORMATION

    The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management, site management organization and assets held for sale. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K. There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. Because the reorganized Company has only five weeks of operations, comparative segment information for the Predecessor and Successor would not be meaningful and, accordingly, has not been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    ICSL is repositioning itself as a Company that provides diverse services supporting the needs of the pharmaceutical and managed-care industries. The Company has focused its operations on two integrated business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management and single-specialty provider network management. The company believes there is value in integrating the two business lines, however the market has not adequately valued the combined entities. Therefore, the company will explore other strategic alternatives for its Network Management Operations in order to maximize shareholder value and increase liquidity. From its initial public offering in 1996 until mid 1998, the Company had evolved into an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. The Company has completed the process of terminating its management of individual and group physician practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical service businesses such as diagnostic imaging, radiation therapy, lithotripsy services, home healthcare and infusion therapy. In conjunction with the change in the business model, the Company also significantly downsized and then, in August 1999 sold its real estate services business. As of April 30, 2000, the Company had exited all of its physician practice management ("PPM") and ancillary medical service businesses.

    Based upon asset appraisals and comparable sales within the industry, the Company believed that it could generate sufficient cash from operations and proceeds from asset sales to repay its long term debt obligations, including its $100 million 6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures"), thereby permitting it to focus on its core business lines without the burden of the interest obligations associated with the Debentures. However, continued decline in its industry resulted in the Company's failure to generate sufficient cash proceeds from the asset divestitures to repay the Debentures. The Company's extensive losses in the two year period ended January 31, 2000, its negative cash flows from operations and its net negative equity position, as well as management's assessment that the Company would be unable to retire the Debentures at maturity, raised substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's then independent accountants issued a going concern opinion in their report on the Company's financial statements for the year ended January 31, 2000.

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

    Due to market conditions affecting healthcare services companies generally, the Company realized lower than expected proceeds from the asset divestitures described above. The revenue and pretax loss of these businesses which were identified to be divested or disposed for the years ended January 31, 2000 and 1999 were $92.5 million and $70.5 million, and $155.4 million and $96.3 million, respectively. Net loss for the years ended January 31, 2000 and 1999 included an extraordinary item of $49.6 million (net of tax of $0), and $96.8 million, respectively, which were primarily non-cash charges related to these divestitures. These losses and the Company's highly leveraged position, due principally to the Debentures, left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business. In order to reduce its indebtedness, the Company entered into discussions with the owners of more than 50% of the principal amount of the Debentures regarding the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategic plan. Subsequent negotiations resulted in the Prepackaged Plan, which provided for the recapitalization of the Company through the exchange of newly issued common stock of the Company (the "New Common Stock"), representing 90% of the issued and outstanding capital stock following the recapitalization, for all of the Debentures. In addition, under the Prepackaged Plan all issued and outstanding Common Stock (the "Old Common Stock") was to be canceled and replaced with New Common Stock, representing 10% of the Company's issued and outstanding capital stock following the recapitalization.

    On June 12, 2000, the Company commenced solicitation of acceptances of the Prepackaged Plan from the beneficial holders of the Debentures (the "Debentureholders") The class of Debentureholders, as the only impaired class of creditors under the Prepackaged Plan was the only class entitled to vote on the Prepackaged Plan, The Company solicited this acceptance by delivering a copy of the Pre-petition Solicitation and Disclosure Statement with Respect to Joint Prepackaged Plan of Reorganization (the "Disclosure Statement") together with a ballot to each Debentureholder. The voting period for the solicitation ended on July 12, 2000. The solicitation resulted in the acceptance of the Prepackaged Plan by the Debentureholders with respect to both the number (more than one-half of the number of Debentureholders that actually voted) and amount (Debentureholders holding at least two-thirds of the principal amount of the Debentures actually voted) as required for confirmation of the Prepackaged Plan under the Bankruptcy Code.

    The Company and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 14, 2000 (the "Filing") seeking to recapitalize the Company through the exchange of the Debentures for New Common Stock pursuant to the Prepackaged Plan. The Bankruptcy Court entered an order confirming the Company's Prepackaged Plan on August 25, 2000. On September 21, 2000 the Company satisfied all conditions precedent to the effectiveness of the Prepackaged Plan and, accordingly, the Prepackaged Plan became effective on such date (the "Effective Date").

    On the Effective Date, the Debentures, the Company's issued and outstanding Old Common Stock and the Old Other Interests (defined in the Prepackaged Plan) were canceled and extinguished and the holders thereof were entitled to receive only the distributions, if any, as options, warrants and other rights to acquire the capitol stock of the Company, to be made to such holders under the Prepackaged Plan. Under the Prepackaged Plan, each Debentureholder received, for each $1,000 in face amount of the Debentures held by such holder on the Effective Date, 108 shares of New Common Stock, and each existing stockholder received 1 share of New Common Stock for each 31 shares of Old Common Stock held by such stockholder on the Effective Date. New Common Stock was issued in whole shares only, with any fractional share amounts rounded up or down, as applicable. Since, under the Prepackaged Plan, no fractional shares of New Common Stock were issued, any stockholder who held, as of the Effective Date, less than 16 shares of Old Common Stock received no shares of New Common Stock under the Prepackaged Plan. As a result of the Prepackaged Plan, the former Debenture holders hold 10.8 million shares of new Common Stock and approximately
1.2 million are held by former holders of our Old Common Stock.

    Under the Prepackaged Plan, claims of all other creditors, whether secured or unsecured, were unimpaired. During the pendency of the bankruptcy proceedings, the Company continued to pay all general unsecured claims in the ordinary course of business. The revolving credit facility from Heller Healthcare Finance, Inc, ("Heller"), which was secured by security interests in substantially all of our assets, including inventory, accounts receivables, general intangibles, equipment and fixtures was repaid in full on the Effective Date with funds available to the Company from operations and asset sales.

    Throughout the pendency of the bankruptcy proceedings, the Company (the "Predecessor") operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The reorganized Company

(the "Successor") adopted fresh-start reporting (see Note 2 to Consolidated Financial Statements) and gave effect to its emergence from bankruptcy and consummation of the Prepackaged Plan on September 21, 2000.

    Under fresh-start reporting, the final consolidated balance sheet as of September 21, 2000 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of October 31, 2000 the consolidated balance sheet as of that date is not comparable in certain material respects to any balance sheet as of any prior date or for any prior period because the balance sheet as of October 31, 2000 is that of a reorganized entity. Accordingly, a black line has been drawn between the Successor's balance sheet and the Predecessor's balance sheet.

    Management believes the Company's ability to meet its financial obligations and make planned capital expenditures will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Further improvements in operating profitability and achievement of expected cash flows from operations is critical to providing adequate liquidity and is dependent upon the Company's achieving increased revenues, along with gross margin and expense levels that are reasonably consistent with its financial plans. The failure of the Company to achieve profitable operations, notwithstanding the recapitalization, may raise doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from these uncertainties.

    The Company's independent public accountants have advised the Company that, if negative cash flow continues, this will result in their review of the necessity for a going concern qualification in their opinion on annual financial statements.

RESULTS OF OPERATIONS

    Except as specifically stated otherwise, the following discussion reflects the combined operations of both the Predecessor and the Successor. The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                   THREE MONTHS                 NINE MONTHS
                                                                      ENDED                        ENDED
                                                                   OCTOBER 31,                  OCTOBER 31,
                                                              ----------------------       ----------------------
                                                                2000          1999           2000          1999
                                                              --------      --------       --------      --------
Net Revenues................................................   100.0%        100.0%         100.0%        100.0%
                                                               -----         -----          -----         -----
Salaries, wages and benefits................................    26.7%         29.7%          28.2%         31.5%
Depreciation and amortization...............................     4.0%          5.2%           3.2%          5.9%
Rent expense................................................     4.7%          7.3%           6.0%          7.7%
Provision for bad debts.....................................     3.1%          1.0%           1.4%          1.4%
Non-recurring expenses......................................     4.6%            0%          12.2%         10.2%
Capitation expenses and other...............................    76.8%         74.4%          79.0%         71.5%
                                                               -----         -----          -----         -----
    Total operating costs and administrative expenses.......   119.9%        117.6%         130.0%        128.2%
                                                               -----         -----          -----         -----
Interest Expense, net.......................................    (1.7)%        (5.0)%         (6.4)%        (4.5)%
Restructuring Items.........................................    (2.9)%           0%          (1.0)%           0%
                                                               -----         -----          -----         -----
(Loss) before taxes and extraordinary item..................   (24.5)%       (22.6)%        (37.4)%       (32.7)%
Income tax expense (benefit)................................     6.5%         (0.1)%          1.9%         (0.0)%
                                                               -----         -----          -----         -----
(Loss) before extraordinary item............................   (31.0)%       (22.5)%        (39.3)%       (32.7)%
Extraordinary gain (loss), net of tax.......................   430.1%            0%         133.9%        (32.0)%
                                                               -----         -----          -----         -----
Net income (loss)...........................................   399.1%        (22.5)%         94.6%        (64.7)%
                                                               =====         =====          =====         =====

THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999

    The following discussion reviews the results of operations for the three and nine months ended October 31, 2000 (the "2001 Quarter" and the "2001 Period"), respectively, compared to the three and nine months ended October 31, 1999 (the "2000 Quarter" and the "2000 Period"), respectively. Note: Totals presented in the comparative discussion for the October 31, 2000 Quarter combine the eight week Predecessor and the five week Successor companies for comparative purposes.

REVENUES

    During the 2001 Quarter the Company derived revenues primarily from the provider network management and site management organizations segments. During the 2001 Period the Company additionally derived revenues from assets held for sale. Revenues from provider network management are derived from management services to management service organizations and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from assets held for sale are derived primarily from providing the following services: PPM, diagnostic imaging, radiation therapy, home healthcare, infusion therapy, real estate services and lithotripsy.

    Net revenues were $23.3 million and $74.7 million during the 2001 Quarter and 2001 Period, respectively. Of this amount, $14.5 million and $43.8 million or 62.2% and 58.6% of such revenues was attributable to provider network management; $9.0 million and $25.7 million or 39.1% and 34.5% was related to site management organizations; and $0 and $5.3 million or 0% and 7.1% was attributable to assets held for sale.

    Net revenues were $44.4 million and $154.9 million during the 2000 Quarter and 2000 Period, respectively. Of this amount, $12.9 million and $43.6 million or 29.0% and 28.2% of such revenues was attributable to provider network management; $9.2million and $26.8 million or 20.7% and 17.3% was related to site management organizations; and $22.1million and $84.2 million or 49.9% and 54.4% was attributable to assets held for sale.

    The Company's net revenues from provider network management services increased by $1.6 million from $12.9 million for the 2000 Quarter to $14.5 million for the 2001 Quarter and by $.2 million from $43.6 million for the 2000 Period to $43.8 million for the 2001 Period.()The increase in revenue is primarily due to a shift in network management business away from the multi-specialty line of business and growing the single specialty line of business.

    The Company's net revenues from site management organizations decreased by $200,000 from $9.2 million for the 2000 Quarter to $9.0 million for the 2001 Quarter and by $1.1 million from $26.8 million for the 2000 Period to $25.7 million for the 2001 Period. The decrease in revenues was due to transitioning several owned sites to the staffing model, which has temporarily reduced revenues.

    The Company's net revenues from assets held for sale, including real estate operations, decreased by $22.1 million from $22.1 million for the 2000 Quarter to $0 for the 2001 Quarter and by $78.9 million from $84.2 million for the 2000 Period to $5.3 million for the 2001 Period due to the asset divestitures.

EXPENSES

    The Company's salaries, wages and benefits decreased by $7.0 million from $13.2 million or 29.7% of net revenues during the 2000 Quarter to $6.2 million or 26.7% of net revenues during the 2001 Quarter and by $27.7 million from $48.8 million or 31.5% of net revenues during the 2000 Period to

$21.1 million or 28.2% of net revenues during the 2001 Period. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures.

    The Company's depreciation and amortization expense decreased by $1.4 million from $2.3 million during the 2000 Quarter or 5.2% of net revenues to $.9 million or 3.9% of net revenues during the 2001 Quarter and by $6.7. million from $9.1 million or 5.9% of net revenues during the 2000 Period to $2.4 million or 3.2% of net revenues for the 2001 Period. The decrease is due to assets sold and a $36.1 million goodwill impairment write-down taken in the fourth quarter of fiscal 2000 with respect to certain unprofitable operations, both in clinical studies and network management, which reduced amortization expense for future periods.

    The Company's rent expense decreased by $2.1 million from $3.2 million or 7.3% of net revenues during the 2000 Quarter to $1.1 million or 4.7% of net revenues during the 2001 Quarter and by $7.2 million from $11.9 million or 7.7% of net revenues during the 2000 Period to $4.5 million or 6.0% of net revenues during the 2001 Period. The decrease in dollars is the result of the asset divestitures as well as the termination of leases of discontinued operations the expense of which has been reclassified to restructuring expense.

    The Company's nonrecurring charge of $15.8 million during the 2000 Period represents a $14.1 million impairment charge for a physician practice management agreement and management service organization and the balance primarily represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company. The Company's nonrecurring charge of $1.1 million during the 2001 Quarter and $9.1 million during the 2001 Period represent $1.1 million of additional reserve for equipment lease commitments for closed sites and a $3.0 million restructuring charge, a $3.0 million valuation reserve to recognize the decline in market value of Assets Held for Sale and $2.0 million of facility lease commitments for closed sites that are below market value.

    The Company's other expenses, which include professional fees, utilities, supplies and provision for bad debt, and capitation expenses and other decreased by $14.9 million from $33.5 million or 75.5% of net revenues during the 2000 Quarter to $18.6 million or 80.0% of net revenues during the 2001 Quarter and by $52.8 million from $112.9 million or 72.9% of net revenues during the 2000 Period to $60.1 million or 80.4% of net revenues during the 2001 Period. The decrease in other expenses is primarily due to the discontinued operations.

    The Company's interest expense decreased by $1.8 million from $2.2 million or 5.0% of net revenues during the 2000 Quarter to $.4 million or 1.7% of net revenues during the 2001 Quarter and decreased by $2.1 million from $6.9 million or 4.5% of net revenues during the 2000 Period to $4.8 million or 6.4% of net revenues during the 2001 Period. The 2000 Period included amortization of debt issuance cost of $0.7 million due to a previous line of credit that was terminated. The interest expense for the 2001 Period includes accrual of interest of $4.2 million on the Debentures, which was reversed in the 2001 Quarter as of the Effective Date.

    The Company's extraordinary gain of $100 million during the 2001 Quarter and Period arose from the cancellation of debentures. The Company's extraordinary loss of $49.6 million during the 2000 Period represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale at July 31, 1999. The carrying value of the assets of these businesses was written down to their estimated net realizable value, less costs to sell.

    Reorganization items resulted in net charges of $.6 million during the 2001 Quarter and Period. These net charges related directly to the Chapter 11 proceedings and associated restructuring of the Company's capital structure and are discussed in Note 2 to the Consolidated Financial Statements.

    The tax expense in the 2001 Quarter of $1.4 million represents an assessment of tax for prior years which is currently being reviewed.

    The Company's loss prior to income taxes and extraordinary item during the 2001 Quarter was $5.7 million compared to $10.0 million for the 2000 Quarter and $27.9 million for the 2001 Period compared to $50.6 million for the 2000 Period. The reduction in the loss during the 2001 Quarter and Period is primarily due to the sale of unprofitable businesses related to the asset divestitures.

    The loss per new share for the 5 week period ending October 31, 2000 was $.12 per share which included a $.04 per share expense for amortization of Goodwill capitalized under Fresh Start Accounting.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $21.4 million during the 2001 Period and $17.7 million during the 2000 Period. At October 31, 2000, the Company's principal sources of liquidity consisted of $7.9 million in cash and $5 million availability under its revolving credit facility. The Company had $40.6 million of current liabilities, including $4.6 million outstanding under the Revolving Credit Facility. The $100 million of Debentures due 2003 which were reclassified as current liabilities on the balance sheet as of January 31, 2000 were converted into New Common Stock on the Effective Date pursuant to the Prepackaged Plan as described under "Positioning and Recapitalization."

    Cash provided by investing activities was $10.8 million during the 2001 Period and primarily represented the net cash received from the sale of assets of $4.7 million, receipts from notes receivable of $6.5 million, and offset by the funds required by the Company for capital expenditures of $0.7 million. Cash provided by investing activities was $46.5 million during the 2000 Period and primarily represented the net cash received from the sale of assets of $51 million, offset by the funds required by the Company for capital expenditures of $4.6 million and additional purchase price of $1.4 million.

    Cash used by financing activities was $11.7 million during the 2001 Period and primarily represented the payoff of the prior Line of Credit. Cash used by financing activities was $.9 million during the 2000 Period and primarily represented the purchase of treasury stock of $0.8 million.

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

    In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued is generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. In April 2000 the Predecessor Company issued
5,187,627 million shares of Common Stock using the methodology discussed above.

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

    The Predecessor repurchased approximately 1.3 million shares of Old Common Stock at a net purchase price of approximately $2.2 million pursuant to a repurchase plan authorized by its Board of Directors in 1999. The Successor Company has not authorized a share repurchase plan.

    The Company's Old Common Stock was de-listed from the NASDAQ National Market as of the close of business on December 8, 1999. The Company's New Common Stock is now trading on the OTC Bulletin Board under the symbol "ICSN.OB".

    Prior to the Effective Date, the Company had a $30.0 million revolving line of credit with Heller based upon eligible accounts receivable (the "Heller Loan"). The Heller Loan bore interest at prime plus 1.0% and fees were 0.0875%. The Heller Loan was secured by the assets of the Company and its subsidiaries, limited the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and required the Company to comply with other customary covenants. The Company entered into an agreement with Heller effective May 30, 2000, pursuant to which Heller waived certain previously declared defaults, which defaults were disputed by the Company. The waiver was conditioned upon the Company and its subsidiaries maintaining no less than $3.0 million of cash on hand and complying with certain lock box arrangements. In addition, the parties agreed to reduce the Company's aggregate borrowing availability under the Heller Loan to $5.0 million. Upon the Company's filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on July 14, 2000, the interest rate on the Heller Loan increased to 12%. The Heller Loan was paid in full on the Effective Date with available cash.

    On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants.

    Prior to the Effective Date, the Company had outstanding $100 million in face amount of Debentures. The Debentures bore interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15 and matured on June 15, 2003. The Debentures were unsecured obligations of the Company, guaranteed by certain of the Company's wholly owned subsidiaries, and were convertible into Common Stock of the Company at a conversion price of $28.20 per share, subject to adjustment. The Company reclassified the Debentures as current as of January 31, 2000, as it was not in full compliance with the terms of the Indenture governing the Debentures. On the Effective Date, the Debentures were exchanged for 10.8 million shares of New Common Stock representing 90% of the Company's equity.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As described above under Part I, Item 2, Management's Discussion and Analysis of Results of Operations, the Company and its wholly-owned subsidiaries emerged from Chapter 11 on September 21, 2000.

    There are no material legal proceedings pending or, to the knowledge of management threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    As of the Effective Date, the Company filed an amendment to its Certificate of Incorporation which prohibits the Company from issuing non-voting securities as required by Section 1123 of the Bankruptcy Code. In addition, the amended Certificate of Incorporation differs from the Certificate of Incorporation existing prior to the Effective Date in that (i) the Company is no longer able to issue preferred stock without stockholder approval; (ii) the Company's Board of Directors is no longer divided into classes with staggered terms; (iii) a special meeting of the stockholders can be called by holders of 25% of the capital stock of the Company; (iv) the Company may now amend its bylaws by action of the Board of Directors or a simple majority vote of the holders of the Company's capital stock; (v) the Company stockholders may now act by written consent; and (vi) except as required by law, no action of the stockholders requires a supermajority vote.

    In addition, each of the Company's subsidiaries amended its respective charter document to prohibit the issuance of non-voting common stock as required by Section 1123 of the Bankruptcy Code. This prohibition on the issuance of non-voting securities will apply to the Company and each subsidiary only for so long as it is required by Section 1123 of the Bankruptcy Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As of the Filing, the Company had defaulted in the payment of the June 15, 2000 interest payment of $3.4 million due under the Debentures. Under the Prepackaged Plan, the Debentures were converted into New Common Stock representing 90% of the Company's outstanding capital stock after the Recapitalization and all interest obligations were canceled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit 27 Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on October 4, 2000 with the Securities and Exchange Commission reporting that the Company's Prepackaged Plan had been implemented.

    (c)

    Three Months Ended October 31, 2000, and 1999, and Nine Months Ended October 31, 2000, and 1999, Exhibit 27, Summary Statistics for EDGAR filing with SEC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 21st day of December 2000.

                                                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                                                       By:            /s/ GARY S. GILLHEENEY
                                                            -----------------------------------------
                                                                       Gary S. Gillheeney,
                                                                     CHIEF FINANCIAL OFFICER