Form 10-K
period 2001-01-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2001-08-10
CIK 1002022

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

    On June 28, 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $3,839,671.04. On June 28, 2001, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 11,998,972.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I......................................................    1
  Item 1. Business..........................................    1
    General.................................................    1
    Repositioning...........................................    1
    Recapitalization........................................    2
    The Company's Business and Opportunity..................    3
    Clinical Research.......................................    4
    Clinical Investigative Site Management Services.........    4
    Provider Network Management.............................    5
    Divestitures............................................    5
    Potential Liability and Insurance.......................    5
    Government Regulation...................................    6
    Employees...............................................    7
  Item 2. Properties........................................    7
  Item 3. Legal Proceedings.................................    7
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................    9
PART II.....................................................    9
  Item 5. Market price of and dividends on the Registrant's
    Common Equity and Related Stockholder Matters...........    9
  Item 6. Selected Financial Data...........................   10
  Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of
    Operations..............................................   12
    Introduction............................................   12
    Accounting Treatment....................................   12
    Results of Operations...................................   14
    The Year Ended January 31, 2001 Compared to the Year
     Ended January 31, 2000.................................   15
    The Year Ended January 31, 2000 Compared to the Year
     Ended January 31, 1999.................................   17
    Liquidity and Capital Resources.........................   20
    Recent Accounting Pronouncements and Other Matters......   22
    Factors to be Considered................................   22
  Item 7A. Quantitative and Qualitative Disclosures About
    Market Risk.............................................   26
  Item 8. Financial Statements and Supplementary Data.......   26
  Item 9. Changes In and Disagreements With Accountants on
    Accounting and Financial Disclosure.....................   26
PART III....................................................   27
  Item 10. Directors and Executive Officers of the
    Registrant..............................................   27
  Item 11. Executive Compensation...........................   29
    Employment Agreements...................................   31
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management..........................................   33
    Security Ownership of 5% Beneficial Owners..............   33
    Security Ownership of Directors and Officers............   33
    Section 16(a) Beneficial Ownership Reporting
     Compliance.............................................   34
  Item 13. Certain Relationships and Related Transactions...   34
PART IV.....................................................   35
  Item 14. Financial Statement Schedule and Reports on Form
    8-K.....................................................   35
SIGNATURES..................................................   37
Index to Consolidated Financial Statements..................  F-1

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Innovative Clinical Solutions, Ltd. (together with its subsidiaries, the "Company" or "ICSL") (formerly PhyMatrix Corp.) operates two business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management and single-specialty provider network management. The Company began its operations in 1994 and closed the initial public offering of its then existing common stock (the "Old Common Stock") in January 1996. Its primary strategy was to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliated with physicians by acquiring their practices and entering into long-term physician practice management ("PPM") agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company had ownership interests. In order to expand its service offerings and to take advantage of the higher margins resulting from clinical studies, the Company acquired Clinical
Studies Ltd. ("CSL") in October 1997. By 1998, the Company had become an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties.

    REPOSITIONING

    In early 1998, the medical services industry, and in particular the PPM industry became the subject of concerted negative scrutiny from industry analysts. Health maintenance organizations ("HMOs") and other insurers had reduced the amount of their reimbursements and new types of contracts had put the managed practices at increased risk of losing money when medical costs rose. In addition, the high profile bankruptcies of several large managed practices and reported losses in the hundreds of millions for PPM companies resulted in a perception that the PPM industry could not remain viable. The negative publicity surrounding the PPM industry at that time created significant investor skepticism from which the industry has never recovered.

    Although the Company was a diversified health care provider (its PPM sector represented only 12.1% of its fiscal 1998 revenues), the Company was nevertheless viewed by the market as a PPM provider, resulting in a substantial decline in the Company's stock price. In May 1998, the Company began evaluating various strategic alternatives available to it and in August 1998, the Company's Board of Directors approved several strategic initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. In furtherance of this goal, the Company subsequently determined to link its physician networks with its site management and outcomes research operations.

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In the second quarter of fiscal 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. All of these identified assets held for sale had been sold as of April 30, 2000.

    Due to market conditions affecting health care services companies generally, the Company realized lower than expected proceeds from its asset divestitures. The Company reported a net loss for the year ended January 31, 1999 of $130.8 million, which included an extraordinary charge of $96.8 million and a $10.5 million nonrecurring expense related to its divestitures. The Company reported a net loss for the fiscal year ended January 31, 2000 of $171.2 million, which included an extraordinary charge of

$49.6 million which was primarily related to the divestitures. These losses and the Company's highly leveraged position, due principally to its $100 million
6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures"), left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business.

    RECAPITALIZATION

    In order to reduce its indebtedness, the Company entered into discussions with the owners of more than 50% of the principal amount of the Debentures regarding the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategy for improving its business and financial condition. These negotiations resulted in a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan"), which provided for the recapitalization of the Company through the exchange of newly issued common stock of the Company (the "New Common Stock"), representing 90% of the issued and outstanding capital stock following the recapitalization, for all of the Debentures. In addition, the Prepackaged Plan provided for the cancellation of all outstanding Old Common Stock and its replacement with New Common Stock representing 10% of the Company's issued and outstanding capital stock following the recapitalization.

    On May 17, 2000, the Company's Board of Directors approved, and on June 12, 2000, the Company distributed, a Pre-petition Solicitation and Disclosure Statement with Respect to Joint Prepackaged Plan of Reorganization (the "Disclosure Statement"), which solicited acceptances of the Prepackaged Plan from the holders of the Debentures (the "Debentureholders"). The Debentureholders constituted the only impaired class of creditors under the Prepackaged Plan and, accordingly, the only class entitled to vote on the Prepackaged Plan. The voting period for the solicitation ended on July 12, 2000. The solicitation resulted in the acceptance of the Prepackaged Plan by the Debentureholders with respect to both the number (more than one-half of the number of Debentureholders that actually voted) and amount (Debentureholders holding at least two-thirds of the principal amount of the Debentures actually voted) as required for confirmation of the Prepackaged Plan under the Bankruptcy Code. Accordingly, on July 14, 2000 the Company and its subsidiaries filed joint petitions under Chapter 11 of the Bankruptcy Code. Following a hearing held on August 23, 2000, the Bankruptcy Court entered an order confirming the Company's Prepackaged Plan on August 25, 2000. On September 21, 2000 the Company satisfied all conditions precedent to the effectiveness of the Prepackaged Plan and, accordingly, the Prepackaged Plan became effective on such date (the "Effective Date").

    On the Effective Date, the Debentures, the Company's issued and outstanding Old Common Stock and the Old Other Interests (as defined in the Prepackaged
Plan) were canceled and extinguished. Under the Prepackaged Plan, each Debentureholder received for each $1,000 in face amount of the Debentures held by such holder on the Effective Date, 108 shares of New Common Stock and each existing stockholder received for each 31 shares of Old Common Stock held by such stockholder on the Effective Date, 1 share of New Common Stock. New Common Stock was issued in whole shares only, with any fractional share amounts rounded up or down, as applicable. As a result of the Prepackaged Plan, 10.8 million shares of New Common Stock are held by the former Debentureholders and approximately 1.2 million are held by former holders of Old Common Stock.

    Under the Prepackaged Plan, claims of all other creditors, whether secured or unsecured, were unimpaired. The Company continued to pay all general unsecured claims during the pendency of the bankruptcy proceedings in the ordinary course of business. On the Effective Date, the Company's existing credit facility was repaid in full and the Company entered into a new revolving credit facility which is secured by security interests in substantially all of the Company's assets, including inventory, accounts receivable, general intangibles, equipment and fixtures. (See Note 9).

    On the Effective Date, the Company's 2000 Stock Option Plan became effective and the Company granted options to purchase 2,028,570 shares of its New Common Stock to its executive officers and certain of its non-employee directors. In addition, the Company entered into employment agreements with the Company's President and Chief Executive Officer and four other executive officers.

    THE COMPANY'S BUSINESS AND OPPORTUNITY

    The Company's strategic goal is to become a leader in the development of innovative healthcare solutions capable of meeting the current and emerging research, marketing and operations demands of the pharmaceutical and managed care industries. The Company intends to leverage its key competencies--clinical trial site management and outcomes research--to provide solutions that benefit pharmaceutical companies. The Company will attempt to accelerate the rate of Food and Drug Administration ("FDA") approval of pharmaceutical products for its clients and enhance market acceptance of such products. Since the Effective Date, the Company has increased its existing base of Phase I through Phase IV research locations from 42 to 53. The Company plans to carefully review its existing sites and eliminate those sites which are not performing well. In addition, the Company intends to achieve growth through merger or consolidation with other companies in the clinical research management field. In this manner, the Company believes that it will more quickly be able to achieve the critical mass necessary to enhance profitability. The Company will also continue to seek exclusive contractual relationships with existing locations, both dedicated research sites and busy physician group practices.

    The Company provides its clinical and outcomes research services through its wholly owned subsidiary, CSL, a multi-therapeutic site management organization ("SMO") based in Providence, Rhode Island and the healthcare research organization division of CSL. CSL provides clinical investigative site management services to 53 research facilities in 22 states and the District of Columbia. The Company owns and centrally manages Phase I through IV research facilities where the Company conducts clinical trials for the pharmaceutical and biotechnology industries and contract research organizations ("CROs"). The Company also provides a broad range of pre- and post-FDA approval services designed to expedite new product approval and market acceptance. The Company has participated in clinical trials and enrolled patients in studies involving central nervous system, asthma and allergy, respiratory, oncology, endocrinology and women's health. The Company is negotiating the sale of its oncology sites to a potential purchaser in order to maximize stockholder value and focus on core therapeutic areas that have the highest historical values.

    Through the healthcare research organization division, the Company also designs and conducts customized economic and epidemiological research. The Company provides an environment for proactively collecting medical and economic data, thereby linking clinical with "real life" marketing considerations and quality cost-effective patient outcomes.

    The Company currently provides network management services through specialty care physician networks. These services include network development, medical management and managed care contracting. The Company also currently provides management expertise and services to managed care organizations. These services allow managed care organizations to provide efficient, cost-effective healthcare delivery while maintaining access to high-quality providers.

    The Company initially intended to link, and thereby leverage, its specialty and multi-specialty networks with its clinical trials site management and outcomes research business lines. However, the Company has not been able to achieve the synergy it had anticipated from the integration of the two lines of business and no longer considers the continued expansion of its network management division to be critical to the growth and success of the clinical trials site management operations. Moreover, the Company believes that the market does not fairly value the network management and clinical trials business lines on a combined basis and, accordingly, proposes to sell its network management division in order to increase stockholder value and provide resources to support growth in its clinical studies segment. The Company believes that divestiture of the network management division would permit increased focus on its clinical trials and research expansion. The Company may consider other strategic alternatives to increase stockholder value, including the possible sale or merger of the Company or its CSL subsidiary.

    The Company's two business lines are described in more detail below.

    CLINICAL RESEARCH

    The clinical research industry is driven by the need of the pharmaceutical and biotechnology companies to thoroughly test new drugs prior to commercialization in accordance with strict government regulations imposed by the FDA in the United States and various international authorities. Competitive and cost-containment pressures are forcing the pharmaceutical and biotechnology industries to become more efficient in developing new drugs. To improve returns on research and development investments, pharmaceutical and biotechnology companies ("Sponsors") are expanding their product pipelines and attempting to shorten the product development process. In response to similar pressures in the healthcare industry, many hospitals, physicians and other healthcare providers have added clinical research capabilities as an additional revenue source. Clinical research allows healthcare providers to extend their core competencies and leverage their direct access to patients. Sponsors have attempted to create efficiencies, control fixed costs and expand capacity by outsourcing certain drug development and clinical research activities to CROs and SMOs. Although the amount of clinical research that is outsourced varies by Sponsor, the Company believes that Sponsors will continue to increase the amount of outsourcing for a variety of reasons, including the ability to obtain temporary access to a particular therapeutic focus and expertise to develop products for many diseases.

    CLINICAL INVESTIGATIVE SITE MANAGEMENT SERVICES

    The Company provides clinical investigative site management services to 53 research facilities throughout the United States. The Company owns and centrally manages Phase I through Phase IV research facilities which provide a broad range of pre- and post-FDA approval services designed to expedite new product approval and market acceptance. The Company conducts clinical research in a wide variety of therapeutic areas, including central nervous system, asthma and allergy, respiratory, oncology, endocrinology and women's health. Services include project initiation (contracting, budgeting and regulatory approvals), program and trial design, project management, patient recruitment and data collection. The Company is able to provide pharmaceutical companies and CROs with access to patients and cost-effective organization of data collection. Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. A trial's success depends on the successful recruitment of patients to participate in and experienced physicians (and other medical professionals) to serve as investigators for the clinical trials. The Company has direct access to approximately 220 investigators through its 53 sites. The speed with which trials can be completed is also significantly affected by the rate at which patients who satisfy the requirements of the trial's protocol can be identified and enrolled.

    Clinical trials must be monitored for strict adherence to good clinical practices ("GCP"). The Company's training programs, standard operating procedures and quality assurance and control programs aid the clinical investigators and their staff in following GCP and the established protocols of the studies. The Company has adopted standard operating procedures that are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of the Company's nationwide clinical trial services.

    PROVIDER NETWORK MANAGEMENT

    The Company currently provides network management services through single specialty provider networks for the benefit of managed care organizations. These services allow managed care organizations to provide efficient, cost-effective healthcare delivery while maintaining access to high-quality providers. The Company develops specialty care networks within which the affiliated physicians are responsible for providing all or a portion of specific healthcare services to a particular patient population.

    The Company provides such services as initiating and completing contract negotiations, claim adjudication processing, financial, quality assurance and utilization management reporting, credentialing, network management (such as provider relations and recruitment), financial management (which involves risk pool management) and providing payment arrangements for providers and shared member services with health plans. Currently, the Company does not share in any downside capitation risk. Its network specialties include allergy, chiropractic, dermatology, gastroenterology, podiatry, pulmonary, physical therapy and urology. Because the Company believes that the market does not fairly value its network management assets, it plans to divest itself of this division. The Company has hired Shattuck Hammond Partners to assist it in identifying potential buyers for the network management division. There can be no assurances, however, that the Company will be able to find a willing buyer for its network management division or that any such buyer will pay a price that reflects what the Company believes to be the division's fair value.

    DIVESTITURES

    In connection with its repositioning and as part of its strategic plan, during 1998, 1999 and the first quarter of 2000 the Company terminated substantially all of its individual and group physician practice management arrangements and divested itself of related assets for an aggregate sale price of $19.7 million. This aggregate sale price reflects its retention of certain accounts receivable and payment by it of $6.8 million in connection with the termination of certain of its employed physicians. In addition, the Company sold and divested itself of its ancillary medical service businesses such as diagnostic imaging, radiation therapy, lithotripsy services and infusion therapy and its real estate services for an aggregate sale price of $64 million. This aggregate sale price includes $10 million of retained accounts receivable from the imaging division.

    Since the end of the fiscal year, the Company has sold an undeveloped tract of land in Sarasota, Florida for $1.8 million. The net proceeds of this sale were used to pay down the Company's credit facility. The Company has entered into an agreement to sell its 21 oncology sites for $2.5 million. The Company plans to use the proceeds from the sale of the oncology sites to pay down its credit facility (see Note 20--Subsequent Events). In addition, the Company plans to divest itself of its network management assets. There can be no assurances that the Company will be able to find a willing buyer or buyers for its assets held for sale or that any such buyer or buyers will pay a price that reflects what the Company believes is the fair value of such assets.

    Revenues for the assets held for sale segment (including real estate operations for 1999) were 5.9%, 49.6%, and 53.4% of total revenues for the years ended January 31, 2001, 2000, and 1999, respectively.

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

EMPLOYEES

    As of June 4, 2001, the Company employed approximately 450 persons, nearly all of whom were full-time employees. The Company believes that its labor relations are good.

ITEM 2. PROPERTIES

    The Company leases approximately 19,000 square feet of space in Providence, Rhode Island where the Company's headquarters are located. The lease commenced in 1997 and expires in 2004.

    The Company also leases 19 clinical research sites in 10 states, 1 network management site and 1 healthcare research site.

    These sites are listed below:

                                                              SIZE       LEASE
                                                            (SQUARE    EXPIRATION
LOCATION                                                     FEET)        DATE
--------                                                    --------   ----------
Ft. Myers, FL.............................................   11,852       2008
1st St., Ft. Lauderdale, FL...............................    5,230       2005
Broward Blvd., Ft. Lauderdale, FL.........................   10,256       2005
Boynton Beach, FL.........................................    6,147       2008
Palm Beach Gardens, FL....................................   14,991       2008
Tampa, FL.................................................    2,292       2002
Sarasota, FL..............................................    8,456       2005
St. Petersburg, FL........................................   13,100       2002
Eau Gallie Blvd., Melbourne, FL...........................    4,847       2005
Atlanta, GA...............................................    6,726       2004
Normal, IL................................................    4,096       2002
Peoria, IL................................................    1,850       2001
Yarmouth, MA..............................................    3,140       2005
Dartmouth, MA.............................................    6,809       2003
Waltham, MA...............................................   11,357       2005
Charlotte, NC.............................................    3,776       2002
Las Vegas, NV.............................................    3,000       2002
Philadelphia, PA..........................................    6,267       2004
Pittsburgh, PA............................................    3,622       2004
East Providence, RI.......................................    9,600       2004
Falls Church, VA..........................................    8,413       2005

    In addition, the Company leases 5 other locations relating to businesses that have been sold.

ITEM 3. LEGAL PROCEEDINGS

    The Company is subject to legal proceedings in the ordinary course of its business. The Company does not believe that any such legal proceeding, either singly or in the aggregate, will have a material adverse effect on the Company although there can be no assurance to this effect.

    As described above under Part I, Item 1, Business, the Company and its wholly owned subsidiaries emerged from bankruptcy proceedings under Chapter 11 on September 21, 2000.

    In connection with a May 1997 joint venture partnership (the "Joint Venture") between the Company and Tenet Healthsystem Hospitals, Inc. ("Tenet") to own and operate an ambulatory surgical center and diagnostic radiology facility in Florida, Tenet filed suit against the Company on September 23, 1999 in the Palm Beach County Circuit Court (Florida) for (1) rescission of the Joint

Venture agreement and (2) damages of approximately $2.0 million for breach of contract, breach of fiduciary duty, and breach of good faith and fair dealing (the "Tenet Suit"). The Tenet Suit chiefly alleges that the Company engaged in self-dealing to the detriment of Tenet and failed to meet its obligations under the Joint Venture agreement, such obligations relating principally to certain financial commitments concerning the Joint Venture. This litigation has been stayed to allow the parties to negotiate an unwinding of the Joint Venture and review the potential for a negotiated settlement. There has been no activity by Tenet with respect to the Tenet Suit since March 29, 2000 when Tenet sent a letter to the Company regarding a possible settlement, which was rejected by the Company. If the parties are unable to reach agreement, the Company intends to file counterclaims against Tenet and defend the case.

    The Company received a demand for and notice of intention for arbitration from Ray-X Medical Imaging Center ("Ray-X") in early 2000. The matter remained dormant until Ray-X reiterated the demand in the Fall of 2000. The demand seeks arbitration of a dispute arising from a purchase agreement executed by the parties in December 1997. The thrust of the claims appears to be that the Company misrepresented the value of ICSL shares used to purchase assets from Ray-X and/or negligently managed the acquired entity once the transaction was complete. The Company believes that these allegations are unwarranted and plans to defend the matter vigorously. Arbitration proceedings have commenced and initial discovery has been exchanged.

    On May 12, 2000 ICSL filed suit against Pharmaceutical Research Associates, Inc. ("PRA") and International Medical Technical Consultants, Inc. ("IMTC") in the Rhode Island Superior Court (C.A. No. 00-2478). The Company alleged breach of contract and fraud arising out of the purchase of a company known as The Crucible Group. ICSL seeks approximately $500,000 in damages. On October 27, 2000 PRA and IMTC filed an answer and counterclaim in that action, seeking approximately $400,000 in damages arising from The Crucible Group transaction. The Company is exploring settlement options with PRA and IMTC. If the Company is not able to settle this matter satisfactorily, it intends to pursue its claim and defend the counterclaim.

    On February 20, 2001, Peter J. Almeroth, the Bond Opportunity Fund II, LLC and Steven L. Gidumal (collectively, the "Plaintiffs") filed an adversary proceeding (C.A. No. A-01-115) against the Company, PBG Medical Mall MOB 1 Properties, Ltd., EQSF Advisors, Inc., 3801 PGA Investors, Ltd., Third Avenue Trust, Third Avenue Value Fund Series, Aggressive Conservative Investment Fund, L.P. and The Chase Manhattan Bank N.A. (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware seeking to revoke the order of confirmation (the "Confirmation Order") of the Prepackaged Plan. The Plaintiffs allege that the Confirmation Order was procured by means of fraud based on alleged concealment of significant actual or potential conflicts of interest and misrepresentations. The Company has filed a motion to dismiss this action and awaits a ruling on the matter. The Company believes that the allegations contained in the Adversary Proceeding are without merit and intends to continue to defend the case vigorously.

    In February 2001, Medical Office Portfolio Properties Limited Partnership ("MOPP") filed a complaint against the Company and PhyMatrix Management Company, Inc. ("PMCI") in the Palm Beach County Florida Circuit Court (Case No. CL01 1898AF) seeking damages of approximately $2.3 million for breach of lease for the premises located in Jupiter, Florida. The Company currently is evaluating its defenses to this complaint and exploring possible settlement options.

    In February 2001, MOPP filed a complaint against the Company and PMCI in Palm Beach County Florida Circuit Court (Case No. CL01 1901AB) seeking damages of approximately $1.3 million for breach of lease for the premises located in Palm Bay, Florida. The Company currently is evaluating its defenses to this complaint and exploring possible settlement options.

    In March 2001, Biltmore Investors Limited Partnership filed a complaint against CSL in Arizona Superior Court (Maricopa County) (No. CV2001-003880) seeking damages of approximately $1.3 million for breach of lease for the premises located in Phoenix, Arizona. The Company currently is evaluating its defenses to this complaint and exploring possible settlement options.

    In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim alleging fraudulent inducement and illegality of the management agreement. The Company currently is in settlement negotiations with respect to this matter. If the Company is not successful in obtaining a satisfactory negotiated settlement, it intends to vigorously prosecute the case and defend the counterclaim.

    In July 2001, Marvin Stein, M.D. filed a complaint against the Company, PhyMatrix Corp., PhyMatrix Urology Network, inc. and Physicians Consultant and Management Corporation in the Circuit Court, Palm Beach County, Florida (Case No. CA '01-06945AH). The suit alleges breach of a November 1997 stock purchase agreement pursuant to which the Company purchased Urology Consultants of South Florida, Inc. The complaint also alleges breach of other related agreements. The complaint seeks an unspecified amount of damages. The Company currently is in settlement negotiations with Dr. Stein. Should these negotiations fail to result in an acceptable settlement, the Company intends to defend the case vigorously and to assert counterclaims against Dr. Stein.

    There are no other material legal proceedings pending or, to the knowledge of management threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There has been no annual meeting of the Company's stockholders held for the year ended January 31, 2001. The members of the Board of Directors were established upon confirmation of the Prepackaged Plan and shall serve until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified. No matters were submitted to the stockholders of the Company in the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Old Common Stock was traded on the Nasdaq Stock Market ("NASDAQ") under the symbol ICSL until December 8, 1999 at which time it was delisted. The Company's New Common Stock traded on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol ICSN.OB until July 2001, when it was delisted due to the Company's failure to timely file its annual and quarterly reports with the SEC. The Company's Common Stock is now traded only through the "pink sheets". The following table sets forth the range of high and low closing prices per share of the New Common Stock for the periods indicated, as reported on the OTC Bulletin Board.

2001                                                          HIGH           LOW
----                                                        --------       --------
Third Quarter.............................................   2.375(a)       1.0625(a)
Fourth Quarter............................................   .5312           .5312

------------------------

(a) Upon confirmation of the Company's Prepackaged Plan on September 21, 2000, the Company's Old Common Stock was canceled and shares of New Common Stock were issued in lieu thereof on the basis of 1 share of New Common Stock for 31 shares of Old Common Stock. The prices set forth for the Third Quarter of fiscal year 2001 reflect trading in the New Common Stock for the 17 trading days in that quarter for which information is available.

    On June 28, 2001, the last reported sales price for the New Common Stock was $0.32. On June 28, 2001, there were 158 record holders for the New Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data was derived from the Company's Financial Statements, which have been audited by independent accountants, Arthur Andersen LLP for fiscal year ended January 31, 2001 and PricewaterhouseCoopers LLP for fiscal years ended January 31, 1997 through 2000. During October 1997, a subsidiary of the Company merged with CSL in a business combination that was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to the effective date of the merger have been restated to include CSL. In addition, fresh-start accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at September 20, 2000. Accordingly, the following selected financial data for the period ending January 31, 2001 is not comparable in certain material respects to such financial data from any prior period, because the financial data as of January 31, 2001 is of a reorganized company. The data presented below should be read in conjunction with the Company's Consolidated Financial

Statements and the Notes thereto, included elsewhere in this Annual Report on Form 10-K. The amounts below are in thousands except per share data.

                                                                PREDECESSOR COMPANY
                                            ------------------------------------------------------------     SUCCESSOR
                                                               YEAR ENDED JANUARY 31,                         COMPANY
                                            ------------------------------------------------------------   --------------
                                                                                          33 WEEKS ENDED   19 WEEKS ENDED
                                                                                          SEPTEMBER 20,     JANUARY 31,
                                              1997       1998       1999        2000           2000             2001
                                            --------   --------   ---------   ---------   --------------   --------------
STATEMENT OF OPERATIONS DATA:
Net revenues from services................  $ 98,765   $155,946   $ 179,472   $ 125,865     $  27,560         $ 12,511
Net revenues from management service
  agreements..............................    47,942     94,134     103,112      59,996        38,195           16,407
Net revenues from real estate services....    19,049     31,099       8,694         423            --               --
    Total revenue.........................   165,756    281,179     291,278     186,284        65,755           28,918
OPERATING EXPENSES:
Salaries, wages and benefits..............    58,351     88,221      94,710      61,924        18,712            6,371
Depreciation and amortization.............     7,382     10,800      14,786      11,699         1,893            1,680
Rent Expense..............................     8,519     16,649      20,671      15,279         4,049            1,066
Gain (loss) on sale of assets.............      (262)    (1,891)     (5,414)         11            --               --
Provision for write-down of notes
  receivable..............................        --         --       2,674      13,840            --               --
Merger and other noncontinuing expenses
  related to CSL..........................     1,929     11,057          --          --            --               --
Goodwill impairment write-down............        --         --       9,093      36,046            --           26,908
Nonrecurring expenses.....................        --         --      10,465       1,723         9,091                0
Other (primarily capitation expenses).....    66,694    132,177     181,813     156,969        53,196           20,268
Income (loss) from operations.............    23,143     24,166     (37,520)   (111,207)      (21,186)         (27,375)
Interest expense, net.....................     1,726      4,775       8,005      10,220        (4,616)              54
(Income) from investments in affiliates...      (709)      (731)         --         (46)           --               --
Net Income (loss) before taxes and
  extraordinary item......................    22,126     20,122     (45,525)   (121,381)      (26,468)         (27,429)
Income tax expense (benefit)..............     6,836      9,823     (11,549)        194         1,456               --
Net income (loss) before extraordinary
  item....................................    15,290     10,299     (33,976)   (121,381)      (27,924)         (27,429)
Extraordinary item, net of tax of $0......        --         --      96,784      49,632      (100,000)              --
  Net income (loss).......................  $ 15,290   $ 10,299   $(130,760)  $(171,207)    $  72,076         $(27,429)

NET INCOME (LOSS) PER SHARE-BASIC:
Income (loss) before extraordinary item...  $   0.56   $   0.35   $   (1.02)  $   (3.45)            *         $  (2.29)
Extraordinary item, net of tax of $0......  $     --   $     --   $   (2.89)  $   (1.41)            *         $   0.00
Net income (loss).........................  $   0.56   $   0.35   $   (3.91)  $   (4.86)            *         $  (2.29)
NET INCOME (LOSS) PER SHARE-DILUTED:
Income (loss) before extraordinary item...  $   0.55   $   0.35   $   (1.02)  $   (3.45)            *         $  (2.29)
Extraordinary item, net of tax of $0......  $     --   $     --   $   (2.89)  $   (1.41)            *         $   0.00
Net income (loss).........................  $   0.55   $   0.35   $   (3.91)  $   (4.86)            *         $  (2.29)
PRO FORMA INFORMATION (UNAUDITED)(1)
Adjustment to income tax expense..........  $  1,293   $    624   $      --   $      --             *         $     --
Net Income................................    13,997      9,675   $      --   $      --             *         $     --
Net income (loss) per share-basic.........  $   0.51   $   0.33   $      --   $      --             *         $     --
Net income (loss) per share-diluted.......  $   0.51   $   0.33   $      --   $      --             *         $     --
Weighted average shares
  outstanding-basic.......................    27,295     26,690      33,401      35,235             *           11,999
Weighted average shares
  outstanding-diluted.....................    27,682     30,229      33,401      35,235             *           11,999
BALANCE SHEET DATA:
Working capital...........................  $111,811   $ 86,390   $ 111,185   $ (92,716)            *         $ (8,675)
Accounts receivable, net..................    41,744     57,252      15,276      16,193             *           11,891
Total assets..............................   313,310    378,160     252,851      87,311             *           58,180
Total debt................................   118,830    134,359     117,657     115,952             *           10,459
Stockholders' equity......................   153,780    212,035     105,900     (66,722)            *           22,648

------------------------------

(1) The pro forma net income and net income per share information reflect the effect on historical results (prior to the merger with CSL) as if CSL had been a C corporation rather than an S corporation and had paid income taxes.

*   EPS for Predecessor Company is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    INTRODUCTION

    As discussed more fully above (see Part I, Item 1), until recently, the Company had been an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties. In August 1998, the Company announced that it planned to change this business model. In connection with this planned change in its business model and in order to position the Company for future growth, the Company effected a recapitalization through Chapter 11 of the Bankruptcy Code. (See "Business--The Recapitalization"). The Company is focusing its operations on pharmaceutical services, including investigative site management, clinical and outcomes research and disease management.

    ACCOUNTING TREATMENT

    FRESH-START ACCOUNTING

    As discussed above (See "Business--Recapitalization"), the Company's Prepackaged Plan was consummated on September 21, 2000 and ICSL emerged from Chapter 11. Pursuant to the AICPA's Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), the Company adopted fresh-start reporting in the accompanying consolidated balance sheet as of September 20, 2000 to give effect to the reorganization as of such date. Fresh-start reporting required the Company to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Company to allocate its reorganization value to its assets based upon their fair values in accordance with the procedures specified by Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, for transactions reported on the purchase method. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and the identifiable intangible assets has been allocated to a specific intangible referred to as "Reorganization value in excess of amounts allocable to identifiable assets" ("EXCESS REORGANIZATION VALUE"), which is being amortized in accordance with APB Opinion No.17, INTANGIBLE ASSETS, over a 5 year period. Each liability existing on the date the Prepackaged Plan was confirmed by the Bankruptcy Court, other than deferred taxes, is stated at the present value of the amounts to be paid, determined using an appropriate discount rate. Deferred taxes are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Any benefits derived from pre-confirmation net operating losses will first reduce the Excess Reorganization Value (Goodwill) and other intangibles until exhausted and thereafter be reported as a direct addition to additional paid-in capital.

    The significant consummation and fresh start reporting adjustments (excluding the write-off of the Old Common Stock) resulted in a charge of $666,000. (See Note 3) This charge is presented as "Reorganization items" pursuant to adoption of fresh-start reporting in the consolidated statement of operations for the 33-week period ended September 20, 2000.

    The fresh-start reporting reorganization equity value was primarily derived from a discounted cash flow analysis of our business based on the Company's projected earnings before interest, taxes and depreciation and amortization ("EBITDA") through our 2006 fiscal year and discounted to present value using the Company's weighted average cost of capital rate of 19.5%. The discount rate utilized by the Company reflected a relatively high-risk investment.

    The determination of equity value was derived from an estimated enterprise value of the reorganized Company on an unleveraged basis. The enterprise value was developed by an independent financial advisor for purposes of preparing the Company's Disclosure Statement, which was distributed to Debentureholders and filed in the Bankruptcy Court on July 14, 2000. In developing the determination of the initial equity value, the financial advisor used various assumptions and estimates, including revenue growth, improvements in operating margins, earnings and cash flow, improvement in techniques for managing working capital, expenses and other elements. As a result, the initial equity value was assumed to be in the range of $65 to $95 million. For purposes of the Disclosure Statement, the Company determined that an equity value of $80 million represented a reasonable estimate of the reorganized Company for purposes of determining distributable equity value to the creditors.

    Subsequent to the distribution of the Disclosure Statement and prior to the Effective Date, a number of events occurred which impacted the determination of equity value under fresh-start reporting, including but not limited to, the initial trading prices of the New Common Stock, lack of liquidity of Company stock and information regarding the Company's third quarter performance. The Company employed a similar valuation method to that utilized by its independent financial advisor in the Disclosure Statement under fresh-start reporting to determine its equity value and arrived at the revised equity value of $50 million as of the Effective Date. The changes in assumptions used to calculate the revised reorganization value were primarily a reduction in assumed growth and an increase in the discount rate.

    The reorganization equity value of $50 million as of the Effective Date was more than the market value of its assets at September 20, 2000, which was approximately $38.0 million. Management believes that the Debentureholders accepted the Prepackaged Plan and the corresponding reorganization value, despite the inherent future business risks, primarily because the Company's reorganization value exceeded its liquidation value and the Debentureholders believed that it was in the Company's best interest to emerge from bankruptcy at that time. In accordance with the purchase method of accounting, the excess of the reorganization value over revalued net assets was allocated to "Reorganization value in excess of amount allocable to identifiable assets".

    The reorganization equity value of $50 million as of the Effective Date was based, in part, upon the planned integration of the Company's network management and clinical trials/site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations, using the methodology described above. Accordingly, the Company concluded that the reorganized value in excess of the revalued net assets was partially impaired and recorded a write-down of $26.9 million for the 19 weeks ended January 31, 2001.

    The calculated revised reorganization equity value was based upon a variety of estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including but not limited to those with respect to the future course of the Company's business activity.

    OTHER ACCOUNTING CONSIDERATIONS

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

    RESULTS OF OPERATIONS

    Notwithstanding the recapitalization, the Company has continued to experience losses and negative cash flows from operations. The rate at which the Company has lost money, however, has diminished significantly. Losses in fiscal year 2000 were $73.8 million (excluding extraordinary items, goodwill impairment write-down and depreciation and amortization) as compared to $24.9 million (excluding extraordinary items, goodwill impairment write-down and depreciation and amortization) in fiscal year 2001. Nevertheless, continued losses and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

    The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. Despite the change in accounting basis as a result of fresh-start accounting adopted by the Company on September 20, 2000, the Company, for the purpose of this management discussion and analysis has combined the results of operations for the 33 weeks ended September 20, 2000 with the 19 weeks ended January 31, 2001.

                                                     2001           2000           1999
                                                   --------       --------       --------
Net Revenues.....................................    100.0%        100.0%          100.0%
Salaries, wages and benefits.....................     26.5%         33.2%           32.5%
Professional Fees................................     12.0%         13.0%            4.0%
Utilities........................................      2.0%          2.0%            2.0%
Depreciation and amortization....................      3.8%          6.3%            5.1%
Rent expense.....................................      5.4%          8.2%            7.1%
Provision for bad debts..........................      1.2%          3.5%            2.9%
Loss (gain) on sale of assets....................      0.0%          0.0%           (1.8)%
Provision for write-down of notes receivable.....      0.0%          7.4%            0.9%
Merger and other non-continuing expenses related
  to CSL.........................................      0.0%          0.0%            0.0%
Goodwill impairment write-down...................     25.3%         19.4%            3.1%
Nonrecurring expenses............................      9.6%          0.9%            3.6%
Other (primarily capitation expense).............     62.3%         65.8%           53.5%
  Total operating costs and administrative
    expenses.....................................    148.1%        159.7%          112.9%
Interest expense, net............................      4.8%          5.5%            2.7%
(Income) from investment in affiliate............      0.0%          0.0%            0.0%
Reorganization items.............................      0.7%           --              --
Loss before taxes and extraordinary item.........    (53.6)%       (65.2)%         (15.6)%
Income tax expense (benefit).....................      1.5%          0.1%           (4.0)%
Loss before extraordinary item...................    (55.1)%       (65.3)%         (11.6)%
Extraordinary item, net of tax...................   (105.6)%        26.6%           33.2%
Net income (loss)................................     50.5%        (91.9)%         (44.8)%

    THE YEAR ENDED JANUARY 31, 2001 COMPARED TO THE YEAR ENDED JANUARY 31, 2000

    The following discussion reviews the results of operations for the year ended January 31, 2001 ("2001") compared to the year ended January 31, 2000 ("2000"). As previously noted, despite the change in accounting basis as a result of fresh-start accounting adopted by the Company on September 20, 2000, the Company, for the purpose of this management discussion and analysis, has combined the results of operations for the 33 weeks ended September 20, 2000 with the 19 weeks ended January 31, 2001.

    REVENUES

    The Company currently derives revenues primarily from the following segments: provider network management, site management organizations, and assets held for sale. Revenues from provider network management are derived from management services to MSOs and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from assets held for sale were derived primarily from providing the following services: physician practice management, diagnostic imaging, radiation therapy, home healthcare, infusion therapy, real estate services and lithotripsy.

    Net revenues during 2001 were $94.7 million, and included $54.6 million or 57.7% attributable to provider network management; $34.1 million or 36% related to site management organizations, and $5.6 million or 5.9% attributable to assets held for sale.

    Net revenues during 2000 were $186.3 million and included $60.0 million or 32.2% attributable to provider network management, $33.8 million or 18.2% related to site management organizations, and $92.5 million or 49.6% was attributable to assets held for sale.

    The Company's net revenues from provider network management services decreased by $5.4 million from $60.0 million for 2000 to $54.6 million for 2001. The decrease is attributable to the termination of unprofitable practice management agreements and management services agreements. The Company's net revenues from site management organizations decreased by $0.3 million from $33.8 million for 2000 to $34.1 million for 2001. This decrease was due to the reduction in the number of owned sites, which were either converted to staffed sites or closed. The Company's net revenues from assets held for sale decreased by $86.9 million from $92.5 million for 2000 to $5.6 million for 2001, primarily attributable to the asset divestitures, including the sale of the real estate service operations.

    EXPENSES

    The Company's salaries, wages and benefits decreased by $36.8 million from $61.9 million or 33.2% of net revenues during 2000 to $25.1 million or 26.5% of net revenues in 2001. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures and to the cost savings initiative, which include the reduction of headcount in general corporate and network management operations that was initiated in the third quarter of 2000.

    The Company's depreciation and amortization expense decreased by $8.1 million from $11.7 million in 2000 or 6.3% of net revenues to $3.6 million or 3.8% of net revenues in 2001. The decrease in dollars is due to assets sold during the year and the decrease in percentage is due to the impact of prior year goodwill impairment write-downs.

    The Company's rent expense decreased by $10.2 million from $15.3 million or 8.2% of net revenues during 2000 to $5.1 million or 5.4% of net revenues during 2001. The dollar decrease is primarily a result of the asset divestitures and consolidation of administrative offices.

    The Company's provision for bad debt decreased by $5.3 million from $6.5 million or 3.5% of net revenues during 2000 to $1.2 million or 1.2% of net revenues during 2001. The decrease as a percentage of revenues is primarily the result of write-offs attributable to the businesses held for sale in 2000.

    The Company's nonrecurring expenses of $1.7 million in 2000 represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company. The Company's nonrecurring expenses of $9.1 million in 2001 includes a $3.1 million restructuring charge, a $3.0 million valuation reserve to recognize the decline in market value of assets held for sale, and $3.0 million in lease commitments that are below market value and which relate to closed sites.

    The Company's provision for the write-down on notes receivable of $13.8 million in 2000 represents the write-down to estimated net realizable value of several notes receivable that were collateralized by shares of Old Common Stock of the Company. The $13.8 million provision in 2000 also includes the write-off of the $10.9 million note guaranteed by Mr. Gosman due to the probable insufficiency of the collateral securing the note and the guarantee. Other notes were written off due to negotiations with the debtors to reduce their notes in exchange for concessions, which the Company received in regards to potential liabilities of the Company.

    For 2001, the Company wrote down $26.9 million of goodwill due to integration and valuation issues related to its network management business line. For 2000, the Company wrote down $36.1 million of goodwill due to the closure of certain unprofitable operations, both in clinical studies and network management, and the impairment of the assets of several sites. Each write-down was in accordance with FAS 121, which requires the reduction of goodwill and other long-term assets when anticipated future cash flows are insufficient to cover the asset recorded on the books from ongoing operations.

    The Company's other expenses (which includes capitation expenses) decreased by $64.5 million from $123.5 million or 66.3% of net revenues during 2000 to $59.0 million or 62.3% of net revenues during 2001. The decrease in other expenses is due to asset divestitures and repositioning the Company in 2000, and reflects a reduction in capitation expenses, reserves established for settlement of litigation, the write-down of assets held for sale and legal fees relative to asset sales.

    The Company's extraordinary gain of $100 million during 2001 arose from the cancellation of the Debentures. The Company's extraordinary loss of $49.6 million (net of tax of $0) during 2000 represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale at January 31, 1999 and 2000, respectively. The carrying value of the assets of these businesses was written down to their estimated net realizable value (less costs to sell).

    The Company's loss prior to income taxes and extraordinary item during 2000 was $121.4 million compared to $53.9 million in 2001. The improvement in operating results during 2001 is due to several factors including: (i) the dispositions of certain businesses (the assets held for sale segment, including the real estate service operation, generated a total pretax loss of $20.9 million during 2000 compared to pretax loss of $.2 million during 2001);
(ii) significant expenses incurred in 2000 associated with repositioning and building infrastructure to expand and integrate its provided network management and pharmaceutical services (site management organizations) (combined these businesses generated a pre-tax loss, prior to non-recurring charges, of $58.6 million in 2000 compared to a pre-tax loss, prior to non-recurring charges of $2.4 million in 2001); and (iii) the $26.9 million write-off of goodwill in 2001 related to the impairment of the reorganization value as compared to the $36.1 million write-off of goodwill in 2000 due to the closure of certain unprofitable operations as described above.

    The Company's income tax expense (benefit) increased by $1.3 million from $0.2 million (prior to extraordinary item) during 2000 to $1.5 million during 2001. The $1.5 million for 2001 represents an assessment of tax for previous years, and is currently being reviewed. The Company believes that because of the large net operating loss for the years ended January 31, 2001 and 2000 and the anticipated losses due to the restructuring of the Company, the Company may not be able to fully utilize all its net operating losses.

    THE YEAR ENDED JANUARY 31, 2000 COMPARED TO THE YEAR ENDED JANUARY 31, 1999

    The following discussion reviews the results of operations for the year ended January 31, 2000 ("2000") compared to the year ended January 31, 1999 ("1999").

    REVENUES

    During 2000 and 1999, the Company derived revenues primarily from the following segments: provider network management, site management organizations and assets held for sale. Revenues from provider network management were derived from management services to MSOs and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services. Revenues from site management organizations were derived primarily from services provided to pharmaceutical companies for clinical trials. Revenues from assets held for sale were derived primarily from providing the following services: physician practice management, diagnostic imaging, radiation therapy, home healthcare, infusion therapy, real estate services and lithotripsy.

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

    EXPENSES

    The Company's salaries, wages and benefits decreased by $32.8 million from $94.7 million or 32.5% of net revenues during 1999 to $61.9 million or 33.2% of net revenues in 2000. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the asset divestitures and to the cost savings initiative, which include the reduction of headcount in the network management operation that was initiated in the third quarter.

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

    The Company's provision for the write-down on notes receivable of $13.8 million and $2.7 million in 2000 and 1999, respectively, represents the write-down of several notes receivable that were collateralized by shares of Old Common Stock of the Company to their net realizable value. The

$13.8 million provision in 2000 also includes the write-off of the $10.9 million note guaranteed by Mr. Gosman due to the probable insufficiency of the collateral securing the note and the guarantee. Other notes were written off due to negotiations with the debtors to reduce their notes in exchange for concessions the Company received with respect to potential liabilities of the Company.

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

    LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $24.9 million and $28.2 million during 2001 and 2000, respectively. At January 31, 2001, the Company's principal sources of liquidity consisted of $5.5 million in cash and $1.9 million in assets held for sale (see below for further discussion of assets held for sale). The Company also had $30.3 million of current liabilities as of January 31, 2001, including approximately $9.7 million of current indebtedness, which is comprised, primarily of $6.2 million outstanding under the New Credit Facility (defined below).

    Cash provided by investing activities was $10.4 million during 2001 and primarily represented the net cash received from collections against notes receivable of $6.8 million and from the sale of assets of $4.7 million, offset by the funds required by the Company for capital expenditures of $0.8 million and for other assets of $0.3 million. Cash provided by investing activities was $42.5 million during 2000 and primarily represented the net cash received from the sale of assets of $48.7 million, offset by the funds required by the Company for capital expenditures of $4.6 million and additional purchase price on acquisitions of $1.4 million.

    Cash used by financing activities was $5.5 million during 2001 and primarily represented repayments on the line of credit. Cash provided by financing activities was $1.2 million during 2000 and primarily represented the net borrowings on the line of credit of $0.5 million and the increase in restricted cash, offset by the purchase of treasury stock of $1.5 million.

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

    In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued is generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. As of January 31, 2000, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above and in April 2000 issued 5,187,627 million shares of Old Common Stock. This amount is included in the current accrued liabilities on the balance sheet as of January 31, 2000.

    In conjunction with the repositioning during the year ended January 31, 1999, the Board of Directors approved a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the year ended January 31, 2000, the Company divested its investments in a surgery center and a physician network and sold its real estate service operations. The Company has completed the process of terminating its management of individual and group practices and divesting itself of related assets, and selling and divesting itself of its ancillary medical services businesses. The Company received $3.0 million for assets divested or disposed in fiscal 2001.

    In conjunction with a physician practice management agreement with a physician practice in Florida, the Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim alleging fraudulent inducement and illegality of the management agreement. The Company currently is in settlement negotiations with respect to this matter. If the Company is not successful in obtaining a satisfactory negotiated settlement, it intends to vigorously prosecute the case and defend the counterclaim.

    During fiscal 1999, the Company advanced $10.9 million to Chancellor Development Corp. which loan was guaranteed by Abraham Gosman, a former officer and director. To secure his obligation under the guarantee, Mr. Gosman pledged the stock of another company principally owned by him ("Windrows") and (subject to prior pledges) 8.2 million shares of Old Common Stock ("ICSL Pledged Shares"). This loan was due in July 2000 but has not been paid by Chancellor Development Corp. or by Mr. Gosman. Due to the significant decline in the collateral pledged by Mr. Gosman and management's assessment that Mr. Gosman would not honor his guarantee, in January 2000, the Company completely wrote off the note. Notwithstanding the write-down, the Company filed suit against Mr. Gosman and obtained a judgment (including interest) of approximately
$11.3 million. Mr. Gosman subsequently filed for protection under the United States Bankruptcy Code. The Company actively participates as a member of the creditors' committee for Mr. Gosman's bankruptcy proceedings and will take all actions within its power to recover amounts due from Mr. Gosman.

    During March 1999, the Company obtained a $30.0 million revolving line of credit that had a three-year term and availability based upon eligible accounts receivable. The line of credit bore interest at prime plus 1.0% and fees of 0.0875%. Approximately $9.2 million of proceeds from the new line of credit were used to repay the previous line of credit, and approximately $2.0 million was used as cash collateral for a $2.0 million letter of credit. The line of credit was collateralized by the assets of the Company, limited the ability of the Company to incur certain indebtedness and make certain dividend payments and required the Company to comply with customary covenants. The line required proceeds from asset sales be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. At January 31, 2000, approximately $10.5 million was outstanding under the line. The line was repaid in full on the Effective Date.

    On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% but not less than 11.50% and provides for an unused line fee of
 .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP constitutes an event of default under the New Credit Facility. In addition, the Company is in default of certain non-financial and reporting covenants contained in the New Credit Facility. The Company has requested, and Ableco has agreed to provide, a waiver of these defaults. The Company and Ableco are in the process of documenting the waiver. If the Company is unable to obtain a waiver of such defaults, it may be subject to acceleration of all outstanding indebtedness and default interest on such outstanding amounts at the prime rate plus 5.0%.

    Prior to the Effective Date, the Company had outstanding $100 million Debentures which bore interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15. The Debentures were unsecured obligations of the Company and were guaranteed by certain of the Company's wholly owned subsidiaries. On the Effective Date, the Debentures were converted into New Common Stock of the Company on the basis of 108 shares of New Common Stock for each $1,000 in face amount of Debentures.

    On or about January 30, 2001, an arbitration panel rendered a decision against the Company in the amount of $633,624, arising in connection with the breach of a service contract, which was assumed by the purchaser of one of the Company's subsidiaries. The Company has entered into a settlement agreement with Select Data Inc. in which the Company agreed to pay $633,624 in exchange for Select Data's agreement not to pursue interest and attorneys' fees, which, together with the arbitration award, would have exceeded $700,000. The Company is currently evaluating whether to attempt to recover some or all of the amounts paid from the purchaser (See Note 20--Subsequent Events).

    The Company's extensive losses in the past three years and its negative cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern.

    The Company's operating losses have declined significantly from fiscal 2000. In addition to the operating improvements, the Company has decided to sell non-strategic assets including land, its oncology business operations, and its network management division. The Company has continued to improve profitability in its CSL business unit through the closing of unprofitable sites, enhanced training and improvements in patient recruitment efforts. However, the Company believes that a strategic merger or sale of its CSL subsidiaries is necessary to improve short-term and long-term profitability. The Company is actively pursuing these alternatives. However, there can be no assurance that management plans will be successful.

    RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER MATTERS

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company does not believe SAB 101 has a significant impact on the financial reporting of its continuing business. The adoption of SAB 101 did not have a material impact on the Company's financial positioning or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION-AN INTERPRETATION OF APB OPINION NO. 25" ("FIN 44"). The application of FIN 44 did not have a material impact on the Company's financial position or results of operations. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either
December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all hedging instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The Company adopted SFAS 133, as amended by SFAS 137 when it emerged from bankruptcy. The adoption of SFAS 133 did not impact the Company, as the Company has not entered into any derivative instrument contracts.

    FACTORS TO BE CONSIDERED

    THE PARTS OF THIS ANNUAL REPORT ON FORM 10-K TITLED "BUSINESS", "LEGAL PROCEEDINGS", AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "MAY", "WILL", "SEEK", "PLAN", "EXPECT", "BELIEVE", "ANTICIPATE", "CONTINUE", "ESTIMATE", "PROJECT", "INTEND", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, RESULTS OF OPERATIONS AND FINANCIAL POSITIONS. THE COMPANY WISHES TO ENSURE THAT SUCH STATEMENTS ARE ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS PURSUANT TO THE SAFE HARBOR ESTABLISHED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE

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

    WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO REVERSE OUR HISTORY OF
     OPERATING LOSSES

    We have experienced and continue to experience operating losses. We have not been able to achieve overall profitability since fiscal 1998. We had operating losses of $27.3 million and $21.1 million for the periods ended January 31, 2001 and September 20, 2000, and $121.6 million (including a $36.1 million write-down of goodwill and $13.8 million write-down of notes receivable), for the year ended January 31, 2000. Our extensive losses over the past three years and our negative cash flows from operations raise substantial doubt as to our ability to continue as a going concern, resulting in a qualified opinion from our independent accountants. Although we have reduced our operating losses and we have developed plans to improve the profitability of our core business operations, we cannot assure you that our strategic plan will lead to profitability or that we will be able to maintain profitability, if achieved, on a short or long-term basis.

    WE RELY ON HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL WHO MAY NOT
     REMAIN WITH US

    We rely on a number of key executives, including Michael T. Heffernan, our President, Chief Executive Officer and Chairman, Gary S. Gillheeney, our Chief Financial Officer and Treasurer, R. Adrian Otte, M.D., our Chief Operating Officer-Clinical Studies and Healthcare Research, John Wardle, our Chief Operating Officer-Network Management, and Bryan B. Dieter, our Chief Information Officer. We do not maintain key-person life insurance on the members of our executive management team. We entered into agreements containing non-competition restrictions with our senior officers in connection with the completion of the recapitalization. We have employment agreements with our senior officers but if any of these key executives leaves the Company, it could have a material adverse effect on us. In addition, in order to compete effectively, we must attract and maintain qualified sales, professional, scientific and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees is intense. The continued decline of our stock price notwithstanding the recapitalization will likely hamper our recruitment and retention efforts. We may not be successful in attracting or retaining key personnel.

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

    WE MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE OR INTEGRATE
     ANY FUTURE ACQUISITIONS

    We will rely on our ability to enter into strategic relationships and seek merger and acquisition opportunities to implement our strategic plan. We may not be able to implement this strategy on terms and conditions acceptable to us. In addition, we face several obstacles in connection with consolidating, including:

    - difficulties and expenses in connection with the merging and the subsequent assimilation of the operations and services or products of the acquired companies;

    - limited cash resources and severely limited ability to use our stock as currency due to its declining price;

    - loss of customers during the integration period;

    - diversion of management attention from other business concerns; and

    - loss of some or all of the key employees of the acquired company.

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

    Medical and pharmaceutical research involving human subjects is extensively regulated by both state and federal governments. These regulations pertain to a variety of issues, including, among others, informed consent, patient privacy and safety. Certain categories of patients, such as people being treated for drug or alcohol abuse and people who are HIV positive are provided special additional protections. Our failure or inability to comply with these regulations could result in termination of our ongoing research, disqualification of research data, or substantial monetary penalties, which could have a material adverse effect on our business, and results of operations.

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

    CURRENTLY WE ARE EFFECTIVELY CONTROLLED BY A SINGLE INVESTOR

    Nearly 50% of our undiluted capital stock is controlled by one stockholder. As a result, such stockholder may be able to exert effective control over the outcome of corporate actions requiring stockholder approval and to control the election of the Company's Board of Directors.

    WE MAY NOT BE ABLE TO EFFECT A SALE OF OUR NETWORK MANAGEMENT DIVISION AT AN
     ACCEPTABLE PRICE OR AT ALL

    We believe that the sale of our network management division is in our long-term best interests and in the best interests of our stockholders. We may not, however, receive in the sale of the network management division a price that we believe reflects the value of the division. Further, based on current market conditions, we may not be able to effect the sale at all. If we are unable to effect the sale of our network management division or if we are forced to sell it at a price below what we believe is its value, our business and results of operations could be materially and adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material effect on income or cash flows for the year ended January 31, 2002, although there can be no assurances that interest rates will not significantly change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to Item 8 of Part II is included herein as to the Company's financial statements and financial statement schedules filed with this report; See Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    In August 2000, the Company appointed Arthur Andersen, LLP as its independent public accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information pertaining to the Company's directors and executive officers.

NAME                            CURRENT POSITION
----                            ----------------
Michael T. Heffernan..........  Chairman of the Board of Directors, Chief Executive Officer,
                                  President and Director
Bryan B. Dieter...............  Chief Information Officer
Gary S. Gillheeney............  Chief Financial Officer, Treasurer and Secretary
R. Adrian Otte, M.D...........  Chief Operating Officer for Clinical Studies and Healthcare
                                  Research
John Wardle...................  Chief Operating Officer for Network Management
William S. Bernstein..........  Director
Yang Lie......................  Director
David M. Livingston, M.D......  Director
Kevin E. Moley................  Director
Marvin Moser, M.D.............  Director
Eric Moskow, M.D..............  Director

    The following table sets forth certain information for the executive officers and members of the Company's Board of Directors

    WILLIAM S. BERNSTEIN, age 45, has served as a director since
September 2000. He is the Founder, Co-Chairman and President, Corporate Development of Physician WebLink since 1999. From 1995 to 1999, Co-Chairman and Co-Chief Executive Officer of Teleses Medical Management (Physician WebLink's predecessor). Of Counsel to Kalkines, Arky, Zall, Bernstein LLP (law firm).
Mr. Bernstein was a founder and, through 1999, a director of Sterling Health Capital Management, Inc. (healthcare consulting).

    BRYAN B. DIETER, age 43, has served as Chief Information Officer of the Company since April 1999. From 1997 to April 1999 he was Director of Corporate Development at IDX Systems Corporation. He also served as Senior Vice President of Healthcare Informatics at Medaphis Corporation from 1995 until 1997. He was also the founder and President of Decision Support Group, a healthcare information systems consulting company from 1991 to 1995.

    GARY S. GILLHEENEY, age 46, has served as Chief Financial Officer, Treasurer and Secretary of the Company since August 1999. Previously, he held several senior management positions with Providence Energy Corporation, including Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary from 1996 until 1999, Vice President Financial Information Services and Treasurer from 1994 until 1996, and as Controller from 1989 until 1994.

    MICHAEL T. HEFFERNAN, age 36, since July 1999 has served as Chairman of the Board of Directors and Chief Executive Officer, as President of the Company since December 1998, as Co-Chief Executive Officer from April 1999 to July 1999 and as a director of the Company since February 1998. He also serves as the Chief Executive Officer of the Company's subsidiary, Clinical Studies, Ltd. ("CSL"), a multi- therapeutic site management organization acquired by the Company in October 1997. Prior to the Company's acquisition of CSL,
Mr. Heffernan served as the President and Chief Executive Officer of CSL, a position he held since 1995. From 1993 to 1995, Mr. Heffernan served as a Regional Manager with Eli Lilly & Company.

    YANG LIE, age 35, has served as director since September 2000. She has been a portfolio manager with MJ Whitman Advisers and senior analyst with Third Avenue Funds since 1996. From

1995 to 1996, equity analyst for Prudential Securities, Inc. Software and hardware design and development engineer at Motorola from 1988 to 1995.

    DAVID M. LIVINGSTON, M.D., age 60, has served as a director since
January 1996. Dr. Livingston has previously served as Director of Dana-Farber Cancer Institute in Boston, Massachusetts and has been employed as a physician at the Institute since 1973. He currently serves as Chairman of the Institute's Executive Committee for Research and as a Trustee of the Institute. He is also the Emil Frei Professor of Medicine and Genetics at Harvard Medical School where he has taught since 1973.

    KEVIN E. MOLEY, age 54, has served as a director of the Company since February 1999. From March to October 1998, Mr. Moley was an executive consultant to Kinetra LLC. He served as President and Chief Executive Officer of Integrated Medical Systems, Inc. from January 1996 to March 1998. From February 1993 to January 1996, he served as Senior Vice President to PCS Health Systems, inc. During the administration of President George Bush, Mr. Moley served in the United States Department of Health and Human Services in various capacities, including as a member of the Transition Team from February to May of 1989, as an Assistant Secretary for Management and Budget from May 1989 to November 1991, and as Deputy Secretary from November 1991 to January 1993. Mr. Moley served as chairman of Patient Care Dynamics from November 1998 to December 1999.
Mr. Moley served as a director of each of Cephalon, Inc., Merge Technology Inc. and PerSe Technology from November 1998 through December 1999. Mr. Molye served as a director of ProxyMed from June 1999 to July 2000.

    MARVIN MOSER, M.D., age 77, has served as a director since September 2000. He served as trustee of the Trudeau Institute, a medical research institute, since 1992. Dr. Moser is a Clinical Professor of Medicine at Yale University School of Medicine, a Senior Medical Consultant for the National High Blood Pressure Education Program of the National Heart, Lung and Blood Institute and former Chairman and member of the Joint National Committee on Detection, Evaluation and Treatment of High Blood Pressure for the National Heart, Lung and Blood Institute. Dr. Moser has also served as a director of AMBI Corp. since 1997.

    ERIC MOSKOW, M.D., age 42, has served as a director of the Company since September 1996 and was Executive Vice President of Strategic Planning of the Company from September 1996 through January 2000, at which time he became a business and corporate development consultant for the Company. He founded Physician's Choice Management, LLC in October 1995 and served as its Executive Vice President from October 1995 to October 1996. Prior to establishing Physician's Choice, he served as Medical Director for Mediplex of Ridgefield from November 1994 to August 1996 and as Associate Medical Director for US Healthcare in Connecticut from 1988 to 1992. Dr. Moskow is board-certified in internal medicine and served as President of the Family Medical Associates of Ridgefield for nine years.

    R. ADRIAN OTTE, M.D., age 45, has served as Chief Operating Officer for Clinical Studies and Healthcare Research, of the Company since July 1999. From 1997 until 1999, he served as Vice President of Medical Research for Zeneca Pharmaceuticals. He held various positions at PAREXEL International in Europe and the U.S. from 1991 to 1997, including Senior Vice President of Medical and Site Management Services. Prior to joining PAREXEL International he spent ten years at Solvay Pharmaceuticals as the Head of Clinical Research Europe.

    JOHN WARDLE, age 46, has served as the Chief Operating Officer for Network Management of the Company since April 1999. Previously, he served as Senior Vice President of United Healthcare of New England from July 1997 to April 1999.
Mr. Wardle served as the General Manager for External Affairs at Southern Health Care from November 1995 to July 1997. He also served United HealthCare Corporation as a Vice President from May 1994 to November 1995 and as a Director of Subsidiary Network Development from June 1993 to May 1994.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                            COMPENSATION
                                               ANNUAL COMPENSATION(A)       ------------
                                           ------------------------------    SECURITIES
                                            FISCAL                           UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR      SALARY     BONUS       OPTIONS      COMPENSATION
---------------------------                --------   --------   --------   ------------   ------------
Michael T. Heffernan, R. Ph. ............    2001     $207,800   $100,000(b)    357,143      $899,550(c)
  President, Chief Executive Officer and     2000      203,313    100,000      300,000(e)          --
  Chairman                                   1999      214,842    100,000           --             --

Bryan B. Dieter(f) ......................    2001     $200,000   $     --      357,143       $200,000(d)
  Chief Information Officer                  2000      183,333     36,667      100,000(e)      76,355

Gary S. Gillheeney(g) ...................    2001     $200,000   $     --      357,143       $202,550(d)
  Chief Financial Officer                    2000       79,768     29,088      100,000(e)          --

R. Adrian Otte, M.D.(h) .................    2001     $250,000   $     --      457,143       $202,550(d)
  Chief Operating Officer--Clinical          2000      218,710     27,542      200,000(e)          --
  Trials and Healthcare Research

John Wardle(i) ..........................    2001     $210,000   $     --      357,143       $202,550(d)
  Chief Operating Officer--Network           2000      173,519     53,050      100,000(e)          --
  Management

------------------------

(a) Any perquisites or other personal benefits received from the Company by the Named Executive Officer were substantially less than 10% of the individual's cash compensation.

(b) Mr. Heffernan's bonus was awarded pursuant to his employment agreement.

(c) The effectiveness of the Company's Prepackaged Plan was deemed to result in a "change of control" for purposes of Mr. Heffernan's then existing employment agreement. This amount reflects the change of control bonus to which Mr. Heffernan was entitled pursuant to the Prepackaged Plan, plus the Company's contribution under the 401(k) plan in the amount of $2,550.

(d) Pursuant to a resolution of the compensation committee of the Company's Board of Directors in December 1999, the Company approved a plan to ensure the retention of its key executives. This amount reflects payment pursuant to this plan plus, in care of Messrs. Gilheeney and Wardle, and Dr. Otte, the Company's contributions under the 401(k) plan in the amount of $2,550 each.

(e) Represents options to purchase shares of the Company's Old Common Stock, which options were cancelled in connection with the effectiveness of the Company's Prepackaged Plan.

(f) Mr. Dieter became an executive officer in February 1999.

(g) Mr. Gillheeney became an executive officer in August 1999.

(h) Dr. Otte became an executive officer in July 1999.

(i) Mr. Wardle became an executive officer in April 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table provides information on option grants in fiscal 2001 to the Named Executive Officers. The Company does not issue stock appreciation rights.

                                                 INDIVIDUAL GRANTS
                              --------------------------------------------------------
                                NUMBER
                                  OF         PERCENT OF
                              SECURITIES       TOTAL                                     POTENTIAL REALIZABLE VALUE AT
                              UNDERLYING      OPTIONS/                                      ASSUMED ANNUAL RATES OF
                               OPTIONS/         SARS                                     STOCK PRICE APPRECIATION FOR
                                 SARS        GRANTED TO       EXERCISE                          OPTION TERM (B)
                               GRANTED       EMPLOYEES      OR BASE PRICE   EXPIRATION   -----------------------------
NAME                           (#) (A)     IN FISCAL YEAR      ($/SH)          DATE         5% ($)          10% ($)
----                          ----------   --------------   -------------   ----------   -------------   -------------
Michael T. Heffernan........    357,143         17.11%          $1.11       9/21/2010     $  853,534      $1,658,023
Brian B. Dieter.............    357,143         17.11%          $1.11       9/21/2010     $  853,534      $1,658,023
Gary S. Gillheeney..........    357,143         17.11%          $1.11       9/21/2010     $  853,534      $1,658,023
R. Adrian Otte, M.D.........    457,143         21.90%          $1.11       9/21/2010     $1,092,524      $2,122,270
John Wardle.................    357,143         17.11%          $1.11       9/21/2010     $  853,534      $1,658,023

------------------------

(a) All options were granted at an exercise price equal to the lesser of
    (i) the average of the closing prices on the 30th through the 60th day (inclusive) immediately following September 21, 2000 or (ii) $2.31482. Application of the foregoing produced an exercise price of $1.11

(b) The potential realizable dollar value of each grant of options is the product of (i) the difference between (A) the product of the per-share market price at the time of the grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (B) the per share exercise price of the option; and (ii) the number of securities underlying the grant at fiscal year-end. The options were granted in conjunction with the effectiveness of the Company's Prepackaged Plan. On such date, there was no reliably reported per share market price for shares of the Company's Common Stock. Accordingly, for purposes of this table only, the Company has assumed that the per share market price of the Common Stock on the date of grant was equal to the per share market price on October 9, 2001, the date that reliably reported per share market price information was first available. This reported market price on this date was $2.125 per share. The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the price of ICSL Common Stock. At a 5% and 10% annual rate of stock price appreciation, the stock price would be approximately $3.50 and $5.75 respectively at the end of the ten-year term of the options granted on September 21, 2000.

  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR
                                     VALUES

    The following table sets forth certain information regarding stock options exercised during 2001 and currently outstanding options held by the Named Executive Officer as of January 31, 2001:

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                              OPTIONS/SARS AT FISCAL       IN-THE-MONEY OPTION/
                             SHARES ACQUIRED      VALUE            YEAR END 2001                SARS($)(A)
NAME                           ON EXERCISE     REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                         ---------------   -----------   -------------------------   -------------------------
Michael T. Heffernan.......         0               0            0/357,143                    0/0
Brian B. Dieter............         0               0            0/357,143                    0/0
Gary S. Gillheeney.........         0               0            0/357,143                    0/0
R. Adrian Otte, M.D........         0               0            0/457,143                    0/0
John Wardle................         0               0            0/357,143                    0/0

------------------------

(a) Based on the January 31, 2001 closing sale price of the Common Stock of $0.5625 all options are out of the money.

    EMPLOYMENT AGREEMENTS

    On the Effective Date, the Company entered into employment agreements with Messrs. Heffernan, Dieter, Wardle and Gillheeney and Dr. Otte. The employment agreements provided for employment of such executives commencing on the Effective Date of the Prepackaged Plan and continuing for a period of three years. The agreements provide for an annual base salary of $300,000 for Mr. Heffernan, $200,000 for Mr. Dieter, $200,000 for Mr. Gillheeney, $250,000 for Dr. Otte, and $210,000 for Mr. Wardle, respectively. Each is entitled to an annual bonus (the payment of which may be deferred at their election with the permission of the Company's Board of Directors). Mr. Heffernan's annual bonus will be as determined by the Company's Board of Directors. Annual bonuses for Messrs. Dieter, Wardle and Gillheeney and Dr. Otte will be up to 25% of their annual salary based upon criteria established by the Board of Directors. The employment agreements also provided for grants of options to purchase New Common Stock to Messrs. Heffernan, Dieter, Wardle and Gillheeney and Dr. Otte as set forth above in Part III, Item 11, Executive Compensation.

    In the event the Company implements qualified defined benefit and/or defined contribution retirement plans, Messrs. Heffernan, Dieter, Gillheeney and Wardle and Dr. Otte will be entitled to participate in them if they are eligible and meet the plan requirements. In addition, each is entitled to participate in any supplemental retirement plan and all other nonqualified retirement programs the Company offers to executives having similar duties and responsibilities with ICSL and all benefits to which the Company's other executives and employees are entitled. ICSL can modify its nonqualified retirement programs so long as the modifications apply to all executives generally. ICSL will also reimburse
Mr. Heffernan for up to $1,000 per year for the cost of his life insurance.

    If a Change of Control (as defined in the employment agreements) occurs during the term of his employment agreement, or within six months following the earlier termination of his employment with ICSL, due to the Company's termination without cause or his termination for one of the reasons listed below (other than expiration and failure to continue his employment term), Mr. Heffernan will be entitled to receive a supplemental bonus payment from the Company equal to 2.99 times his salary and annual bonus in a lump sum within fifteen (15) days following the Change of Control. Under the employment agreements with Messrs. Dieter, Gillheeney and Wardle and Dr. Otte, if a Change of Control occurs and the executive's employment is terminated due to the Company's termination without cause or his termination for one of the reasons listed below (other than expiration and failure to continue his employment term), six months prior to or within 12 months after the Change of Control, such executive will be entitled to receive a supplemental bonus payment from the Company equal to 2.99 times his respective salary in a lump sum within fifteen
(15) days following the Change of Control or their termination of employment, if later. If a Change of Control occurs after July 31, 2002, any supplemental bonus will be subject to the condition that the Company has achieved a cumulative positive comprehensive net income from operations (excluding amortization of goodwill) for the period commencing after July 31, 2000 through the company's quarterly fiscal period immediately prior to the date of the Change of Control, based upon the Company's audited financial statements and interim financial statements.

    The Company may terminate each executive's employment agreement with or without cause effective immediately upon delivery of written notice. We may terminate an executive for cause on the following grounds:

    - misappropriation of any of our material assets or opportunities;

    - conviction of a felony involving violence, dishonesty, conversion, theft or misappropriation of property, controlled substances, moral turpitude or our regulatory good standing;

    - abuse of drugs or alcohol in a manner which prevents him from performing substantially his duties;

    - failure or refusal to perform his material duties (other than by reason of disability) or breach of any material obligations under his employment agreement;

    - engaging in willful, grossly negligent or reckless misconduct which our Board of Directors acting in good faith determines to be materially injurious to us; or

    - acting in a manner which our Board of Directors acting in good faith determines has negatively impacted upon our reputation, name, goodwill, business or regulatory standing.

    Each executive may terminate his employment agreement if the Company:

    - fails to pay any sums due, grant any stock options to which the executive is entitled under his employment agreement or perform substantially any of our other material duties and obligations pursuant to his employment agreement after written notice has been given and we have not cured or begun to cure any such failure within thirty days after such notice is given;

    - reassigns the executive from Providence, Rhode Island without his prior approval (other than ordinary travel requirements);

    - materially changes his duties without prior written consent;

    - reduces his salary, or materially reduces the level of his participation in any of our incentive compensation plans, or employee benefit or retirement plans, policies, practices, or arrangements without his consent unless the reduced level of participation remains substantially consistent with the average level of participation of other executives who have commensurate positions; or

    - in the event that at the expiration of his three-year employment term we fail to make a good faith offer to continue his employment on substantially similar terms.

    Mr. Heffernan has the additional ability to terminate his employment agreement if he shall cease to be a member of our Board of Directors other than by reason of his death, disability, retirement or resignation. The employment agreements terminate upon the occurrence of death, disability or expiration of the term of employment unless extended.

    Each executive may also resign his employment upon thirty-days' notice, other than for the reasons listed above, but he will not, in that case, be entitled to the severance payments and benefits described below or the Change of Control (as defined in the employment agreements) payments described above.

    Upon termination of an executive's employment for any reason other than for cause, death or disability or his voluntary resignation other than for the reasons listed above, the Company will continue to pay the executive's salary (and, in the case of Mr. Heffernan, the accrued portion, if any, of any annual bonus) for an additional period of 12 months (18 months for Mr. Heffernan) after such termination or the remainder of the term of the employment agreement, whichever is longer, or, at our option, a lump sum amount equal to such payments, subject to all appropriate withholding taxes. Such an executive will also be entitled to (i) a continuation of the welfare benefits of medical insurance, dental insurance, and group term life insurance for two full years after the effective date of termination and (ii) a lump-sum cash payment of the actuarial present value equivalent of the aggregate benefits accrued as of the effective date of termination under the terms of any and all supplemental retirement plans in which he participates. The continuation of welfare benefits will be discontinued prior to the end of the two (2) year period if substantially similar benefits from a subsequent employer, as determined by our Board of Directors, are available to the executive. In any event, each such executive will be entitled to reimbursement for business expenses properly incurred in connection with his duties prior to termination.

    In connection with their employment, Messrs. Heffernan, Dieter, Gillheeney and Wardle and Dr. Otte are subject to standard confidentiality provisions and have agreed not to compete with us during, and following termination of, their employment term for the greater of 12 months or the period with respect to which their severance payments are made.

    In January 2001, the Company and Mr. Wardle amended Mr. Wardle's employment agreement to include the sale of the network management division within the definition of the Change of Control. Mr. Wardle's employment agreement was otherwise unchanged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    SECURITY OWNERSHIP OF 5% BENEFICIAL OWNERS

    The following table sets forth information as of June 22, 2001, regarding the beneficial owners of more than 5% of the Company's Common Stock:

                                                                             PERCENT
                                                    AMOUNT AND NATURE OF        OF
NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(A)    CLASS
------------------------------------               -----------------------   --------
EQSF Advisers, Inc.(b) ..........................         5,441,040            45.3%
  767 Third Avenue
  New York, NY 10017-2023

------------------------

(a) All information is based upon ownership of record as reflected on the stock transfer books of the Company or as reported on Schedule 13G or
    Schedule 13D filed under Rule 13d-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(b) Includes 5,146,740 shares held by EQSF Advisers, Inc. ("EQSF") and 24,300 shares held by M.J. Whitman Advisers, Inc. ("MJWA"). Martin J. Whitman is the Chief Executive Officer of EQSF and MJWA and controlling person of EQSF and MJWA. Mr. Whitman disclaims beneficial ownership of all such shares.

    SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

    The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 22, 2001 by each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by such person.

                                                 AMOUNT AND NATURE OF     PERCENT OF
NAME OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP(A)    CLASS(B)
------------------------                        -----------------------   ----------
William S. Bernstein..........................              --                   --
Bryan B. Dieter...............................              --                   --
Gary S. Gillheeney............................              --                   --
Michael T. Heffernan..........................           5,806                *
Yang Lie(b)...................................              --                   --
David M. Livingston, M.D......................              --                   --
Kevin E. Moley................................              --                   --
Marvin Moser..................................          10,800                *
Eric Moskow(c)................................             390                *
Adrian R. Otte................................              --                   --
John Wardle...................................              --                   --
Directors and executive officers as a group
  (11 Persons)................................          16,996                *

------------------------

*   Less than one percent.

(a) If applicable, beneficially owned shares include shares owned by the spouse, children and certain other relatives of the director or officer, as well as shares held by trusts of which the person is a trustee or in which he has a beneficial interest and shares acquirable pursuant to options which are presently or will become exercisable within 60 days. All information with respect to beneficial ownership has been furnished by the respective directors and officers.

(b) Ms. Lie is a portfolio manager with MJWA and a senior analyst with Third Avenue Funds ("TAF"), both of which are controlled by Martin J. Whitman. MJWA, together with EQSF, which also is controlled by Martin J. Whitman, own approximately 45.3% of the Company's issued and outstanding Common Stock.

(c) Includes 390 shares held by Physician's Choice, LLC.

    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires executive officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which the Company's securities are registered. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that during 2001 its executive officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, other than Dr. Eric Moskow who failed to timely file a report on Form 4 due on October 10, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On January 27, 2000, the Company entered into a Consulting Agreement and Release with Dr. Eric Moskow. Until the effective date of this agreement, Dr. Moskow had been a director and employee of the Company. Pursuant to this agreement, Dr. Moskow has ceased his employment with the Company, but remains as a director and a consultant. As compensation for his consulting services, Dr. Moskow receives $100,000 per year. This consultancy arrangement was terminated in November 2000. In addition, Dr. Moskow is entitled to a bonus equal to 2% of any earned revenue for the first twelve months following the consummation of transactions he brings to the Company. The agreement also provides for the termination of his employment agreement and the cancellation of all outstanding stock options and the cancellation of his indebtedness to the Company in the amount of $1.0 million. By terminating Dr. Moskow's employment agreement, the Company avoided a payment of $1.0 million that would have been due to Dr. Moskow under his employment agreement upon the closing of the recapitalization. The agreement also provides for the mutual release of any claims. Also, in August 1996, in connection with the acquisition of his company, the Company loaned Dr. Moskow $448,000 on a non-recourse basis secured by a pledge of 58,151 shares of Old Common Stock. On December 29, 1999, the Company foreclosed on Dr. Moskow's shares of Old Common Stock which were pledged by Dr. Moskow as security for this loan. Although the pledged shares were insufficient to satisfy Dr. Moskow's obligations, they were the Company's sole recourse with respect to the loan.

    The Company has retained Kalkines, Arky, Zall, Bernstein LLP ("KAZB") to represent it in connection with the proposed sale the Company's network management division. William S. Bernstein is a member of the Company's Board of Directors and of counsel to KAZB.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) Reports on Form 8-K

    The Predecessor filed a Current Report on Form-8-K on May 23, 2000 with the Security and Exchange Commission reporting under Item 5 the Predecessor's plan to convert its Debentures to common equity through a Prepackaged Plan of Reorganization.

    The Predecessor filed a Current Report on Form-8-K on June 12, 2000 with the Security and Exchange Commission reporting that the Predecessor had commenced the solicitation of acceptances to the Prepackaged Plan.

    The Predecessor filed a Current Report on Form-8-K on June 20, 2000 with the Security and Exchange Commission reporting that the Predecessor was informed by its independent accountants, PricewaterhouseCoopers LLP, that it was resigning as the Predecessor's independent accountants.

    The Predecessor filed a Current Report on Form-8-K/A on July 10, 2000 with the Security and Exchange Commission amending its June 20, 2000 report regarding the resignation of its independent accountants.

    The Predecessor filed a Current Report on Form-8-K on July 14, 2000 with the Security and Exchange Commission reporting that it and its wholly owned subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

    The Predecessor filed a Current Report on Form-8-K on August 28, 2000 with the Security and Exchange Commission reporting that the United States Bankruptcy Court for the District of Delaware had confirmed the Predecessor's Prepackaged Plan.

    The Company filed a Current Report on Form-8-K on October 3, 2000 with the Security and Exchange Commission reporting that as of September 20, 2000 effective date of the Predecessor's Prepackaged Plan, a change of control of the Company occurred.

(b) Exhibits

    Please see the Exhibit Index to this Report which is incorporated herein by reference.

(c) Financial Statements Excluded from Annual Report to Stockholders

    Not Applicable

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       INNOVATIVE CLINICAL SOLUTIONS, LTD

                                                       By:           /s/ MICHAEL T. HEFFERNAN
                                                            -----------------------------------------
                                                                       Michael T. Heffernan
                                                              CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                                     CHIEF EXECUTIVE OFFICER
                                                                       DATE: AUGUST 9, 2001

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
                                               Chairman of the Board of Directors,
          /s/ MICHAEL T. HEFFERNAN               Chief Executive Officer and
    ------------------------------------         President (Principal Executive       August 9, 2001
            Michael T. Heffernan                 Officer)

           /s/ GARY S. GILLHEENEY              Chief Financial Officer and Treasurer
    ------------------------------------         (Principal Financial and Accounting  August 9, 2001
             Gary S. Gillheeney                  Officer)

          /s/ WILLIAM S. BERNSTEIN
    ------------------------------------       Director                               August 9, 2001
            William S. Bernstein

                /s/ YANG LIE
    ------------------------------------       Director                               August 9, 2001
                  Yang Lie

        /s/ DAVID M. LIVINGSTON, M.D.
    ------------------------------------       Director                               August 9, 2001
          David M. Livingston, M.D.

             /s/ KEVIN E. MOLEY
    ------------------------------------       Director                               August 9, 2001
               Kevin E. Moley

           /s/ MARVIN MOSER, M.D.
    ------------------------------------       Director                               August 9, 2001
             Marvin Moser, M.D.

            /s/ ERIC MOSKOW, M.D.
    ------------------------------------       Director                               August 9, 2001
              Eric Moskow, M.D.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Reports of Independent Public Accountants...................    F-2

Consolidated Balance Sheets as of January 31, 2001
  (Successor Company) and 2000 (Predecessor Company)........    F-4

Consolidated Statements of Operations for the period ended
  January 31, 2001 (Successor Company) and the period ended
  September 20, 2000 and fiscal years ended January 31,
  2000, and 1999 (Predecessor Company)......................    F-5

Consolidated Statements of Changes in Stockholders' Equity
  for the period ended January 31, 2001 (Successor Company)
  and the period ended September 20, 2000 and the fiscal
  years ended January 31, 2000, and 1999 (Predecessor
  Company)..................................................    F-6

Consolidated Statements of Cash Flows for the period ended
  January 31, 2001 (Successor Company) and the period ended
  September 20, 2000 and the fiscal years ended January 31,
  2000, and 1999 (Predecessor Company)......................    F-7

Notes to Consolidated Financial Statements..................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Innovative Clinical Solutions, Ltd.:

    We have audited the accompanying consolidated balance sheet of Innovative Clinical Solutions, Ltd. (a Delaware corporation) (the Company) as of
January 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the nineteen-week period then ended. We have also audited the consolidated statements of operations, stockholders equity and cash flows of the predecessor for the thirty-three weeks ended
September 20, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    On September 21, 2000, the Company emerged from bankruptcy. As discussed in
Note 3 to the consolidated financial statements, effective September 21, 2000 the Company accounted for the reorganization and adopted "fresh start reporting". As a result of the reorganization and adoption of fresh start reporting, the January 31, 2001 consolidated balance sheet is not comparable to the Company's January 31, 2000 consolidated balance sheet since it presents the consolidated financial position of the reorganized entity.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Clinical Solutions Ltd. as of January 31, 2001, and the results of its operations and its cash flows for the nineteen week period then ended and the results of operations and cash flows for the predecessor for the thirty-three week period ended September 20, 2000, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flow from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen LLP

Boston, Massachusetts

June 21, 2001 (Except for the matters discussed in Note 20, as to which the date is July 13, 2001)

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Innovative Clinical Solutions Ltd.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Innovative Clinical Solutions Ltd. at January 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and has net negative equity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Boston, Massachusetts

May 19, 2000

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

    The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at September 20, 2000. Accordingly, the accompanying balance sheet as of January 31, 2001 is not comparable in certain material respects to such balance sheet as of any period prior to September 20, 2000 since the balance sheet as of January 31, 2001 is that of a reorganized entity.

                                                               SUCCESSOR     PREDECESSOR
                                                                COMPANY        COMPANY
                                                              ------------   ------------
                                                              JANUARY 31,    JANUARY 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Current assets
Cash and cash equivalents...................................    $  5,548      $  25,558
Receivables:
  Accounts receivable and unbilled revenue, net of
    allowances of $4,000 and $3,846 at January 31, 2001 and
    2000, respectively......................................      11,891         16,193
  Other receivables.........................................         208          4,710
  Related party and other notes receivables.................       1,625          7,222
Prepaid expenses and other current assets...................         515            394
Assets held for sale........................................       1,913          2,419
                                                                --------      ---------
    Total current assets....................................      21,700         56,496
Property, plant and equipment, net..........................       3,975          9,099
Notes receivable............................................       3,093          4,892
Goodwill, net...............................................          --         12,293
Reorganization value in excess of amounts allocable to
  identifiable assets.......................................      27,000             --
Restricted cash.............................................       2,062          2,077
Other assets................................................         350          2,454
                                                                --------      ---------
    Total assets............................................    $ 58,180      $  87,311
                                                                ========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank line of credit.........................................       6,209         10,463
Current portion of debt and capital leases..................       3,460          1,255
Liabilities subject to compromise...........................          --        100,000
Accounts payable............................................       1,464         11,859
Accrued compensation........................................       1,152          2,060
Accrued and other current liabilities.......................      18,090         23,575
                                                                --------      ---------
    Total current liabilities...............................      30,375        149,212
Long-term debt and capital leases...........................         907          4,234
Other long-term liabilities.................................       4,250             95
Minority interest...........................................          --            492
                                                                --------      ---------
    Total liabilities.......................................      35,532        154,033
Commitments and contingencies
Stockholders' equity:
Common stock (new), par value $.01, 40,000 shares
  authorized, 11,999 issued and outstanding at
  September 20, 2000........................................         120
Common stock (old), par value $.01, 40,000 shares
  authorized, 33,387 issued and 32,011 outstanding at
  January 31, 2000..........................................                        320
Treasury stock (old)........................................          --         (2,664)
Additional paid in capital..................................      49,880        224,771
Accumulated other comprehensive income......................          77             --
Retained Earnings (accumulated deficit).....................     (27,429)      (289,149)
                                                                --------      ---------
    Total stockholders' equity (deficit)....................      22,648        (66,722)
                                                                --------      ---------
    Total liabilities and stockholders' equity (deficit)....    $ 58,180      $  87,311
                                                                ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                   PREDECESSOR
                                                       SUCCESSOR                     COMPANY
                                                        COMPANY       --------------------------------------
                                                     --------------                         YEAR ENDED
                                                     19 WEEKS ENDED   33 WEEKS ENDED        JANUARY 31,
                                                      JANUARY 31,     SEPTEMBER 20,    ---------------------
                                                          2001             2000          2000        1999
                                                     --------------   --------------   ---------   ---------
NET REVENUES (NOTE 2):
Net revenues from services.........................     $ 12,511        $  27,560      $ 125,865   $ 179,472
Net revenues from management service agreements....       16,407           38,195         59,996     103,112
Net revenues from real estate services.............           --               --            423       8,694
                                                        --------        ---------      ---------   ---------
Total revenue......................................       28,918           65,755        186,284     291,278
                                                        --------        ---------      ---------   ---------
OPERATING COSTS AND ADMINISTRATIVE EXPENSES
Salaries, wages and benefits.......................        6,371           18,712         61,924      94,710
Professional fees..................................        2,038            9,335         22,962      16,287
Utilities..........................................          609            1,292          4,037       5,501
Depreciation and amortization......................        1,680            1,893         11,699      14,786
Rent...............................................        1,066            4,049         15,279      20,671
Provision for bad debts............................          126            1,048          6,491       8,428
Loss (gain) on sale of assets (Note 6).............           --               --             11      (5,414)
Provision for write-down of notes receivable
  (Note 5).........................................           --               --         13,840       2,674
Goodwill impairment write-down (Note 2)............       26,908               --         36,046       9,093
Nonrecurring expenses (Note 4).....................           --            9,091          1,723      10,465
Capitation expenses and other......................       17,495           41,521        123,479     151,597
                                                        --------        ---------      ---------   ---------
Total operating costs and administrative
  expenses.........................................       56,293           86,941        297,491     328,798
                                                        --------        ---------      ---------   ---------
Income (loss) from operations......................      (27,375)         (21,186)      (111,207)    (37,520)
                                                        --------        ---------      ---------   ---------
Interest expense, net..............................           54            4,616         10,220       8,005
(Income) from investments in affiliates............           --               --            (46)         --
Reorganization items...............................           --              666             --          --
                                                        --------        ---------      ---------   ---------
                                                             (54)           5,282         10,174       8,005
                                                        --------        ---------      ---------   ---------
Income (loss) before provision for income taxes and
  extraordinary item...............................      (27,429)         (26,468)      (121,381)    (45,525)
Income tax expense (benefit).......................           --            1,456            194     (11,549)
Net income (loss) before extraordinary item
  (Note 2).........................................      (27,429)         (27,924)      (121,575)    (33,976)
Extraordinary (gain) loss, net of tax of $0
  (Note 4).........................................           --         (100,000)        49,632      96,784
                                                        --------        ---------      ---------   ---------
Net income (loss)..................................     $(27,429)       $  72,076      $(171,207)  $(130,760)
                                                        ========        =========      =========   =========
NET INCOME (LOSS) PER SHARE-BASIC (NOTE 17)
Income (loss) before extraordinary item............     $  (2.29)               *      $   (3.45)  $   (1.02)
Extraordinary item, net of tax of $0...............     $   0.00                *      $   (1.41)  $   (2.89)
Net income (loss)..................................     $  (2.29)               *      $   (4.86)  $   (3.91)
NET INCOME (LOSS) PER SHARE-DILUTED (NOTE 17)......                             *
Income (loss) before extraordinary item............     $  (2.29)               *      $   (3.45)  $   (1.02)
Extraordinary item, net of tax of $0...............     $   0.00                *      $   (1.41)  $   (2.89)
Net income (loss)..................................     $  (2.29)               *      $   (4.86)  $   (3.91)
PRO FORMA INFORMATION (NOTE 2).....................                             *
Weighted average shares outstanding-basic
  (Note 17)........................................       11,999                *         35,235      33,401
Weighted average shares outstanding-diluted
  (Note 17)........................................       11,999                *         35,235      33,401

--------------------------

*   EPS for the Predecessor Company is not meaningful.

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                 COMMON STOCK                                ACCUMULATED      RETAINED
                                  OUTSTANDING                  ADDITIONAL       OTHER         EARNINGS
                              -------------------   TREASURY    PAID-IN     COMPREHENSIVE   (ACCUMULATED
                               SHARES     AMOUNT     STOCK      CAPITAL        INCOME         DEFICIT)       TOTAL
                              --------   --------   --------   ----------   -------------   ------------   ---------
PREDECESSOR
BALANCES-JANUARY 31, 1998...  $ 31,248    $ 312     $   (75)    $198,893          --          $  12,905    $ 212,035
Purchase of treasury stock
  at cost...................      (427)      (4)     (1,127)          --          --                 --       (1,131)
Issuance of stock pursuant
  to acquisitions...........     2,059       21          --       25,785          --                 --       25,806
Issuance of stock pursuant
  to stock plans............        36       --          --          130          --                 --          130
Issuance costs and other....        --       --          --          (93)         --                (87)        (180)
Net loss for the year ended
  January 31, 1999..........        --       --          --           --          --           (130,760)    (130,760)
                              --------    -----     -------     --------         ---          ---------    ---------
BALANCES-JANUARY 31, 1999...    32,916      329      (1,202)     224,715          --           (117,942)     105,900
Issuance of stock pursuant
  to acquisitions...........        51        1          --           56          --                 --           57
Purchase of treasury stock
  at cost...................      (956)     (10)     (1,462)          --          --                 --       (1,472)
Net loss for the year ended
  January 31, 2000..........        --       --          --           --          --           (171,207)    (171,207)
                              --------    -----     -------     --------         ---          ---------    ---------
BALANCES-JANUARY 31, 2000...    32,011      320      (2,664)     224,771          --           (289,149)     (66,722)
Issuance of stock pursuant
  to acquisitions...........     5,188       52          --        1,018          --                 --        1,070
Net loss for the period
  ended September 21,
  2000......................        --       --          --           --          --             72,076       72,076
Cancellation of the former
  equity interests under
  September 21, 2000 plan of
  reorganization............   (37,199)    (372)      2,664     (225,789)         --            217,073       (6,424)
                              --------    -----     -------     --------         ---          ---------    ---------

SUCCESSOR
Issuance of new equity
  interest in connection
  with emergence from
  Chapter 11................    11,999      120          --       49,880          --                 --       50,000
Unrealized gain on
  investment................        --       --          --           --          77                 --           77
Net loss for the period
  ended January 31, 2001....        --       --          --           --          --            (27,429)     (27,429)
                              --------    -----     -------     --------         ---          ---------    ---------
Balances-January 31, 2001...  $ 11,999    $ 120     $    --     $ 49,880         $77          $ (27,429)   $  22,648
                              ========    =====     =======     ========         ===          =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               SUCCESSOR COMPANY              PREDECESSOR COMPANY
                                               -----------------   ------------------------------------------
                                                                                           YEAR ENDED
                                                19 WEEKS ENDED     33 WEEKS ENDED   -------------------------
                                                  JANUARY 31,      SEPTEMBER 20,    JANUARY 31,   JANUARY 31,
                                                     2001               2000           2000          1999
                                               -----------------   --------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................      $(27,429)         $  72,076       $(171,207)    $(130,760)
Noncash items included in net income (loss):
  Depreciation and amortization..............         1,680              1,893          11,699        14,786
  Extraordinary (gain) loss..................            --           (100,000)         49,632        96,784
  Loss (gain) on sale of assets..............            --                 --              11        (5,414)
  Nonrecurring charges.......................            --              5,074           1,723        10,465
  Write-down of notes receivable.............           547                 --          13,840         2,674
  Goodwill impairment write-down.............        26,908                 --          36,046         9,093
  Amortization of debt issuance costs........            --                 --           1,415         1,708
  Other......................................           854                 --            (173)          656
Changes in receivables.......................         2,921              6,218           7,986        (1,699)
Changes in accounts payable and accrued
  liabilities................................        (8,738)            (7,254)          5,516        (1,020)
Changes in amounts due from physicians.......            --                 --              --         3,216
Changes in other assets......................           388                990          15,305        (5,393)
                                                   --------          ---------       ---------     ---------
Net cash used by operating activities before
  reorganization items.......................        (2,869)           (21,003)        (28,207)       (4,904)
                                                   --------          ---------       ---------     ---------
Cancellation of accrued interest on
  debentures.................................            --             (4,218)             --            --
Bankruptcy-related professional fees.........            --              1,350              --            --
Write-off of unamortized balance of debenture
  finance costs..............................            --              1,838              --            --
                                                   --------          ---------       ---------     ---------
Net cash used by reorganization items........            --             (1,030)             --            --
                                                   --------          ---------       ---------     ---------
  Net cash used by operating activities......        (2,869)           (22,033)        (28,207)       (4,904)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................          (233)              (547)         (4,593)       (6,601)
Sale of assets...............................            --              4,672          48,669         7,888
Notes receivable, net........................           299              6,550            (198)       (2,550)
Other assets.................................          (318)                --              --          (110)
Acquisitions, net of cash acquired (Note
  15)........................................            --                 --          (1,404)      (11,164)
                                                   --------          ---------       ---------     ---------
  Net cash provided (used) by investing
    activities...............................          (252)            10,675          42,474       (12,537)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under revolving lines
  of credit..................................         6,209            (11,802)         22,311            --
Repayments by (advances to) shareholders.....            --                                 44       (10,904)
Proceeds from issuance of common stock.......            --                 --             130
Dividends to shareholders....................            --                 --              --            --
Changes in restricted cash...................           (62)                --           2,077            --
Release of cash collateral...................            --                 --              --            --
Offering costs and other.....................            --                 77             (15)         (234)
Repurchase of treasury stock.................            --                             (1,472)         (769)
Borrowings (repayments) of debt--net.........            47                            (21,791)      (10,181)
                                                   --------          ---------       ---------     ---------
  Net cash provided (used) by financing
    activities...............................         6,194            (11,725)          1,154       (21,958)
                                                   --------          ---------       ---------     ---------
Increase (decrease) in cash and cash
  equivalents................................         3,073            (23,083)         15,421       (39,399)
Cash and cash equivalents, beginning of
  period.....................................         2,475             25,558          10,137        49,536
                                                   --------          ---------       ---------     ---------
Cash and cash equivalents, end of period.....      $  5,548          $   2,475       $  25,558     $  10,137
                                                   ========          =========       =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                   NOTES TO CONSLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND RECENT EVENTS

DESCRIPTION OF BUSINESS

    Innovative Clinical Solutions, Ltd. (together with its subsidiaries, the "Company" or "ICSL") (formerly PhyMatrix Corp.) operates two business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management and single-specialty provider network management. The Company began its operations in 1994 and closed the initial public offering of its then existing common stock (the "Old Common Stock") in January 1996. Its primary strategy was to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliated with physicians by acquiring their practices and entering into long-term physician practice management ("PPM") agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company had ownership interests. In order to expand its service offerings and to take advantage of the higher margins resulting from clinical studies, the Company acquired Clinical
Studies Ltd. ("CSL") in October 1997. By 1998, the Company had become an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties.

SIGNIFICANT EVENTS

    REPOSITIONING

    In early 1998, the medical services industry, and in particular the PPM industry became the subject of concerted negative scrutiny from industry analysts. Health maintenance organizations ("HMOs") and other insurers had reduced the amount of their reimbursements and new types of contracts had put the managed practices at increased risk of losing money when medical costs rose. In addition, the high profile bankruptcies of several large managed practices and reported losses in the hundreds of millions for PPM companies resulted in a perception that the PPM industry could not remain viable. The negative publicity surrounding the PPM industry at that time created significant investor skepticism from which the industry has never recovered.

    Although the Company was a diversified health care provider (its PPM sector represented only 12.1% of its fiscal 1998 revenues), the Company was nevertheless viewed by the market as a PPM provider, resulting in a substantial decline in the Company's stock price. In May 1998, the Company began evaluating various strategic alternatives available to it and in August 1998, the Company's Board of Directors approved several strategic initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research.

    During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's physician practice management ("PPM") business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In the second quarter of fiscal 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. All of these identified assets held for sale had been sold as of April 30, 2000.

    Due to market conditions affecting health care services companies generally, the Company realized lower than expected proceeds from its asset divestitures. The Company reported a net loss for the year ended January 31, 1999 of $130.8 million, which included an extraordinary charge of $96.8 million and a $10.5 million nonrecurring expense related to its divestitures. The Company reported a net loss for the fiscal year ended January 31, 2000 of $171.2 million, which included an extraordinary charge of $49.6 million which was primarily related to the divestitures. These losses and the Company's highly leveraged position, due principally to its $100 million 6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures"), left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business.

    RECAPITALIZATION

    In order to reduce its indebtedness, the Company entered into discussions with the owners of more than 50% of the principal amount of the Debentures regarding the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategy for improving its business and financial condition. These negotiations resulted in a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan"), which provided for the recapitalization of the Company through the exchange of newly issued common stock of the Company (the "New Common Stock"), representing 90% of the issued and outstanding capital stock following the recapitalization, for all of the Debentures. In addition, the Prepackaged Plan provided for the cancellation of all outstanding Old Common Stock and its replacement with New Common Stock representing 10% of the Company's issued and outstanding capital stock following the recapitalization.

    On May 17, 2000, the Company's Board of Directors approved, and on June 12, 2000, the Company distributed, a Pre-petition Solicitation and Disclosure Statement with Respect to Joint Prepackaged Plan of Reorganization (the "Disclosure Statement"), which solicited acceptances of the Prepackaged Plan from the holders of the Debentures (the "Debentureholders"). The Debentureholders constituted the only impaired class of creditors under the Prepackaged Plan and, accordingly, the only class entitled to vote on the Prepackaged Plan. The voting period for the solicitation ended on July 12, 2000. The solicitation resulted in the acceptance of the Prepackaged Plan by the Debentureholders with respect to both the number (more than one-half of the number of Debentureholders that actually voted) and amount (Debentureholders holding at least two-thirds of the principal amount of the Debentures actually voted) as required for confirmation of the Prepackaged Plan under the Bankruptcy Code. Accordingly, on July 14, 2000 the Company and its subsidiaries filed joint petitions under Chapter 11 of the Bankruptcy Code. Following a hearing held on August 23, 2000, the Bankruptcy Court entered an order confirming the Company's Prepackaged Plan on August 25, 2000. On September 21, 2000 the Company satisfied all conditions precedent to the effectiveness of the Prepackaged Plan and, accordingly, the Prepackaged Plan became effective on such date (the "Effective Date").

    On the Effective Date, the Debentures, the Company's issued and outstanding Old Common Stock and the Old Other Interests (as defined in the Prepackaged
Plan) were canceled and extinguished. Under the Prepackaged Plan, each Debentureholder received for each $1,000 in face amount of the Debentures held by such holder on the Effective Date, 108 shares of New Common Stock and each existing stockholder received for each 31 shares of Old Common Stock held by such stockholder on the Effective Date, 1 share of New Common Stock. New Common Stock was issued in whole shares only, with any fractional share amounts rounded up or down, as applicable. As a result of the Prepackaged Plan, 10.8 million shares of New Common Stock are held by the former Debentureholders and approximately 1.2 million are held by former holders of Old Common Stock.

    Under the Prepackaged Plan, claims of all other creditors, whether secured or unsecured, were unimpaired. The Company continued to pay all general unsecured claims during the pendency of the bankruptcy proceedings in the ordinary course of business. On the Effective Date, the Company's existing credit facility was repaid in full and the Company entered into a new revolving credit facility which is secured by security interests in substantially all of the Company's assets, including inventory, accounts receivable, general intangibles, equipment and fixtures. (See Note 8).

    On the Effective Date, the Company's 2000 Stock Option Plan became effective and the Company granted options to purchase 2,028,570 shares of its New Common Stock to its executive officers and certain of its non-employee directors. In addition, the Company entered into employment agreements with the Company's President and Chief Executive Officer and four other executive officers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Company and subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter11") on July 14, 2000 (the "Filing"). Prior to emerging from Chapter 11 on September 20, 2000 (the "Effective Date"), the Company (the "Predecessor") operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court (the "Bankruptcy Court"). The reorganized Company (the "Successor") adopted fresh-start reporting (Note 3) and gave effect to its emergence as of September 20, 2000.

    Under fresh-start reporting, the final consolidated balance sheet as of September 20, 2000 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of January 31, 2001, the consolidated balance as of that date is not comparable in certain material respects to any such balance sheet for any period prior to September 20, 2000 since the balance sheet as of January 31, 2001 is that of a reorganized entity. Accordingly, a black line has been drawn between the Registrant's balance sheet and the Predecessor's balance sheet. In addition, the results of the operations of the business prior to September 20, 2000 (the Predecessor) are not comparable to the Company's results of operations due to the emergence from bankruptcy.

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

    Net revenues from clinical studies (which are included in net revenue from services) equal the fees to be received, primarily from pharmaceutical companies, as services are provided to patients enrolled in studies. Revenue is recognized as services are provided. Unbilled accounts receivable represents revenue recognized in excess of amounts billed. Unearned revenue is recorded for cash received from customers for which revenue has not been recognized as of the balance sheet date

    Net revenues from services are reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services, industry reimbursement trends and other relevant factors.

    In accordance with EITF 97-2, which the Predecessor implemented during the fourth quarter of fiscal 1999, net revenues from management service agreements generally includes the net revenue generated by the physician practices net of payments to physicians. Under the agreements, the Predecessor, in most cases, is responsible and at risk for the operating costs which include the reimbursement of all medical practice operating costs. For the years ended January 31, 2001, 2000, and 1999, the payments to physicians, which have been netted against revenues, were $2.8 million, $42.5 million and $67.7 million, respectively.

    Net revenues from real estate services are recognized at the time services are performed. In some cases fees are earned upon the achievement of certain milestones in the development process, including the receipt of a building permit and a certificate of occupancy of the building. Unearned revenue relates to all fees received in advance of services being completed on development projects.

THIRD PARTY REIMBURSEMENT

    For the years ended January 31, 2001, 2000, and 1999, approximately 6%, 17% and 16%, respectively, of the Predecessor's net revenue was primarily from the participation of the Predecessor's home healthcare entities and physician practices in Medicare programs. Medicare compensated the Predecessor on a "cost reimbursement" basis for home healthcare, meaning Medicare covers all reasonable costs incurred in providing home healthcare. Medicare compensates the Predecessor for physician services based on predetermined fee schedules. In addition to extensive existing governmental healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues. As of January 31, 2000, the Predecessor had divested or disposed of its home healthcare businesses and substantially all of its physician practices.

ASSETS HELD FOR SALE

    In connection with it's repositioning and as part of its strategic plan, during 1998, 1999 and the first quarter of 2000, the Predecessor terminated substantially all of its individual and group physician practice management arrangements and divested itself of related assets for an aggregate sale price of $19.7 million. This aggregate sale price reflects its retention of certain accounts receivable and payment by it of $6.8 million in connection with the termination of certain of its employed physicians. In addition, the Predecessor sold and divested itself of its ancillary medical service businesses such as diagnostic imaging, radiation therapy, lithotripsy services and infusion therapy and its real estate services for an aggregate sale price of $64 million. This aggregate sale price includes $10 million of retained accounts receivable from the imaging division. Because of the negative perception of these industry segments these assets were divested at prices substantially below the Predecessor's investments. As a result, the Predecessor reported a net loss for the fiscal year ended January 31, 1999 of $130.8 million, which included an extraordinary non-cash charge of $96.8 million and a $10.5 million nonrecurring expense related to these divestitures. The Predecessor reported a net loss for the fiscal year ended January 31, 2000 of $171.2 million, which included an extraordinary non-cash charge of $49.6 million which was primarily related to the divestitures and a goodwill impairment write-down of $36.1 million due to closure of certain unprofitable operations, both in clinical studies and network management, and the impairment of the assets of several sites.

    Revenues for the assets held for sale segment, (including real estate operations for 1999 and 1998), were 5.9%, 49.6%, and 53.4% of the Predecessor's total revenues for the years ended January 31, 2001, 2000, and 1999, respectively.

PROPERTY AND EQUIPMENT

    Additions are recorded at cost, or in the case of capital lease property, at the net present value of the minimum lease payments required, and depreciation is recorded principally by use of the straight-line method of depreciation improvements and equipment over their useful lives. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized. Assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the lease terms.

INCOME TAXES

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

    Tax assets and liabilities, including loss and credit carry forwards were valued at fair market value at the reorganization date. The Company has concluded that its net tax assets, primarily operating loss carryforwards should be fully reserved because of the uncertainty surrounding whether these will ever be realized. The Company has recorded no tax benefit related to its net loss because of uncertainty as to the ultimate realizability of this benefit.

GOING CONCERN

    The Company has generated significant negative cash flow and operating losses over the past several years. In addition, the Company is in violation of certain covenants of its credit facility. The Company's independent public accountants have included a going concern opinion explanatory paragraph in their audit report accompanying the fiscal 2001 financial statements. The paragraph states that the Company's recurring losses and negative cash flow raise substantial doubt as to the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

    The Company's operating losses have declined significantly from fiscal 2000. In addition to the operating improvements, the Company has decided to sell nonstrategic assets including land, its oncology business operations, and its network management division. The Company has continued to improve profitability in its CSL business unit through the closing of unprofitable sites, enhanced training and improvements in patient recruitment efforts. However, the Company believes that a strategic merger or sale of its CSL subsidiary is necessary to improve short-term and long-term profitability. The Company is actively pursuing these alternatives. However, there can be no assurance that management plans will be successful. (See Note 20)

GOODWILL AND OTHER LONG-LIVED ASSETS

    Goodwill was related to the excess of cost over the value of net assets of the businesses acquired. Amortization was calculated on a straight-line basis over periods ranging from ten to 36 years. Statement of Financial Accounting Standards (SFAS) No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" requires that goodwill be written down if anticipated future undiscounted cash flows from operation are insufficient to justify the recoverability of the goodwill asset. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors. As discussed below, the Company recorded an impairment charge of its reorganization value in excess of amounts allowable to identifiable assets of $26.9 million in the nineteen weeks period ended January 31, 2001.

    In connection with the Board of Directors' plan to reposition the Company, the Predecessor downsized its real estate services segment in 1999 and subsequently sold the remaining real estate assets in 2000. During the fourth quarter ended January 31, 1999, the Predecessor recorded a goodwill impairment write-down of approximately $9.1 million, which eliminated the remaining goodwill of the real estate services segment. The asset of goodwill was determined to have been impaired because of the Predecessor's decision to significantly downsize the real estate segment and the inability to generate future operating income without substantial revenue growth, which was determined to be uncertain. Moreover, anticipated future cash flows of the real estate segment indicated that the recoverability of the asset was not likely. The Predecessor sold the real estate operation in August 1999.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

    Fresh start reporting requires the Company to restate its assets and liabilities to reflect their reorganization value, which reflects fair value at the date of the reorganization. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and identifiable intangible assets is allocated to a specific intangible referred to as Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The implementation of fresh start reporting resulted in a Reorganization Value in Excess of Amounts Allocable to Identifiable Assets of approximately
$55 million. This asset is being amortized over five years.

    This reorganization value, which drives the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, was based, in part, upon the planned integration of the Company's network management and clinical trials/site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations, using the methodology described in Note 3. The decision to sell the network management division, coupled with a revised plan for the remainder of the business triggered an impairment review of the Company's long lived assets. The revised plan provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows to determine the fair value of its assets. Accordingly, in the fourth quarter of 2001, the Company recorded an impairment write down of $26.9 million.

    The Company expects to continue to assess the realizability of its intangible assets as it evaluates it business strategies and further write-downs may be necessary.

NET INCOME (LOSS) PER COMMON SHARE

    Effective December 15, 1997, the Predecessor adopted SFAS No. 128, "EARNINGS PER SHARE". Under SFAS No. 128, the basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Stock to be issued at a future date pursuant to acquisition agreements is treated as outstanding in determining basic earnings per share. In addition, diluted earnings per share is calculated using the weighted average number of shares of Common Stock and common stock equivalents, if dilutive.

    Net loss per share for periods prior to September 20, 2000 is for the Predecessor and is not comparable to net loss per share for the Company, which reflects the exchange of New Common Stock for the Debentures and Old Common Stock. Net loss per share for the 19 weeks ending January 31, 2001 was $(2.29). Basic and fully diluted earnings per share are the same because the effect of Common Stock equivalents would be anti-dilutive. Unexercised employee stock options to purchase 2,581 shares of the Company's Common Stock were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive. The Predecessor Company earnings per share for the 33-week period ended September 20, 2000 is not meaningful and therefore has not been presented.

STOCK OPTION PLANS

    On February 1, 1996, the Predecessor adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made during the years ended January 31, 2001, 2000, and 1999, and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Predecessor and Company have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

COMPREHENSIVE INCOME

    The Company's has an investment in a marketable equity security which is considered an available-for-sale investment in the accompanying balance sheet and is carried at market value, with the difference between cost and market value recorded in the "Accumulated other comprehensive items" component of stockholders' investment.

CONCENTRATION OF CREDIT RISK

    Approximately 31% of the Company's revenue and (1%) of the Company's operating loss are derived from one customer. In addition, approximately 4% of accounts receivable is due from this customer. The Company does not normally require collateral or other security to support its accounts receivable related to this customer. Management does not believe that this concentration of risk has or will have significant negative impact on the Company.

ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The adoption of SAB 101 did not have a material impact on the financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION-AN INTERPRETATION OF APB OPINION NO. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all hedging instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The Company adopted SFAS 133, as amended by SFAS 137 when it emerged from bankruptcy. The adoption of SFAS 133 did not impact the Company, as the Company has not entered into any derivative instrument contracts.

3. PREPACKAGED PLAN AND FRESH-START REPORTING

    As discussed above in Note 1, the Company's Prepackaged Plan was consummated on September 21, 2000 and ICSL emerged from Chapter 11. Pursuant to the AICPA's Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), the Company adopted fresh-start reporting in the accompanying consolidated balance sheet as of September 21, 2000 to give effect to the reorganization as of such date. Fresh-start reporting required the Company to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Company to allocate its reorganization value to its assets based upon their estimated fair values in accordance with the procedures specified by Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, for transactions reported on the purchase method. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and the identifiable intangible assets has been allocated to a specific intangible referred to as "Reorganization value in excess of amounts allocable to identifiable assets" ("EXCESS REORGANIZATION VALUE"), which is being amortized in accordance with APB Opinion No.17, INTANGIBLE ASSETS, over a five year life. Each liability existing on the date the Prepackaged Plan was confirmed by the Bankruptcy Court, other than deferred taxes, is stated at the present value of the amounts to be paid, determined using an appropriate discount rate. Deferred taxes are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Any benefits derived from pre-confirmation net operating losses will first reduce the Excess Reorganization Value (Goodwill) and other intangibles until exhausted and thereafter be reported as a direct addition to additional paid-in capital. Finally, any accounting principle changes required to be adopted in the financial statements of the Company within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.

    The significant consummation and fresh start reporting adjustments (excluding the write-off of the Old Common Stock and forgiveness of indebtedness) resulted in a charge of $666,000. This charge is presented as "Reorganization items" pursuant to adoption of fresh-start reporting in the consolidated statement of operations for the thirty-three week period ended September 21, 2000.

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
                                                              ===========

    Administrative and other claims: Administrative and other claims represented estimates of expenses incurred, primarily for legal, consulting and accounting services provided to the Company and the creditors committee.

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

    The fresh-start reporting reorganization value was primarily derived from a discounted cash flow analysis of the business based on the Company's projected earnings before interest, taxes and depreciation and amortization ("EBITDA") through our 2006 fiscal year and discounted to present value using the Company's weighted average cost of capital rate of 19.5%. The discount rate utilized by the Company reflected a relatively high-risk investment.

    The determination of equity value included in the distributable value as of the Effective Date was derived from an estimated enterprise value of the reorganized Company on an unleveraged basis. The enterprise value was developed by an independent financial advisor for purposes of preparing the Company's Disclosure Statement, which was distributed to Debentureholders and filed in the Bankruptcy Court on July 14, 2000. In developing the determination of the initial equity value, the financial advisor used various assumptions and estimates, including revenue growth, improvements in operating margins, earnings and cash flow, improvement in techniques for managing working capital, expenses and other elements. As a result, the initial equity value was assumed to be in the range of $65 to $95 million. For purposes of the Disclosure Statement, the Company determined that an equity value of $80 million represented a reasonable estimate of the reorganized Company for purposes of determining distributable equity value to the creditors.

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

    The Company's reorganization value of $50 million was more than the market value of its assets at September 20, 2000, which was approximately
$38.0 million. Management believes that the Debentureholders accepted the Prepackaged Plan and the corresponding reorganization value, despite the inherent future business risks, primarily because the Company's reorganization value exceeded its liquidation value and the Debentureholders believed that it was in the Company's best interest to emerge from bankruptcy at that time. In accordance with the purchase method of accounting, the excess of the reorganization value over revalued net assets was allocated to "Reorganization Value in Excess of Amount Allocable to Identifiable Assets".

    The reorganization equity value of $50.0 million as of the Effective Date was based, in part, upon the planned integration of the Company's network management and clinical trials site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations, using the methodology described above. Accordingly, the Company's reorganization equity value has been reduced and reflects the lower valuation for the network management division as a standalone enterprise. This reduction in reorganization value is reflected as a goodwill impairment write-down of $26.9 million for the 19 weeks ended January 31, 2001. See Note 2--"Goodwill and other long-lived assets" and "Reorganization Value in Excess of Amount Allocable to Identifiable Assets".

    The calculated revised reorganization equity value was based upon a variety of estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity.

4. EXTRAORDINARY ITEMS AND NONRECURRING CHARGES

    During August 1998, the Predecessor initiated its plan to divest and exit the PPM business and certain of its ancillary service businesses. Through the nine months ended October 31, 1998, the Predecessor had recorded an extraordinary charge (net of tax of $8.4 million) of $51.6 million related to the planned divestitures. During the fourth quarter ended January 31, 1999, the Predecessor recorded an additional extraordinary charge of $45.2 million. In accordance with APB 16, the Predecessor is required to record these charges as an extraordinary item since impairment losses are being recognized for divestitures and disposals expected to be completed within two years subsequent to a pooling of interests (the pooling of interests with CSL was effective October 15, 1997). During the year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy, radiation therapy, home health and infusion therapy. During the second quarter of 2000, the Predecessor also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. Net loss for the year ended January 31, 2000 included an extraordinary item of $49.6 million (net of tax of $0), which is primarily a non-cash charge related to these divestitures.

    During the year ended January 31, 1999, the Predecessor recorded a nonrecurring pretax charge of $10.5 million. Of this amount, $8.7 million related primarily to the termination of several physician management and employment agreements prior to the Predecessor's decision in August 1998 to reposition (see Note 1) and $1.8 million related to the write-off of the remaining investment in an ambulatory surgery center.

    During the year ended January 31, 2000, the Predecessor recorded a nonrecurring pretax charge of $1.7 million which represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

5. NOTES RECEIVABLE

    As of January 31, 2000 and 1999, the Predecessor had non-recourse loans of $2.7 million to the shareholders of Physicians Choice, LLC pursuant to the agreement under which the Predecessor purchased the remaining ownership interests in Physicians Choice Management, LLC. The notes have a variable rate of interest, a final maturity in April 2004 and are collateralized by shares of Old Common Stock of the Predecessor. These loans have been written down to the net realizable value of the Common Stock of $0 and $1.0 million on January 31, 2000 and 1999. The Predecessor foreclosed on these notes and took back the stock in December 1999. The Predecessor recorded a pretax charge of approximately
$1.0 million and $1.7 million for the years ended January 31, 2000 and 1999, respectively.

    In connection with the sale of real estate during the years ended
January 31, 1999 and 1998, the Predecessor recorded notes receivable of $5.2 million and $1.7 million, respectively. The outstanding balance of these notes was $4.8 million and $6.9 million at January 31, 2000 and 1999, respectively. The notes bear interest at 9.5% and 8.5%, respectively, and have final maturities through August 2008. The purchaser defaulted on the $5.2 million note and the Predecessor renegotiated a $4.8 million cash settlement in April 2000. Accordingly, the note was written down to $4.8 million as of January 31, 2000. In May 2000, the Predecessor received a cash settlement of $4.5 million, which is net of settlement costs of $0.3 million.

    In May 1998, the Predecessor made a loan in the original principal amount of $1.0 million to Dr. Eric Moskow, a director and former employee of the Predecessor. Originally, this loan had an interest rate of 5.56% per annum and was due in May 2005. On January 27, 2000, the Predecessor entered into a Consulting Agreement and Release with Dr. Moskow. Pursuant to this agreement, Dr. Moskow has ceased his employment with the Predecessor, but remains as a director. The agreement, among other provisions, provides for the termination of Dr. Moskow's employment agreement, the cancellation of all outstanding stock options and the cancellation of his indebtedness to the Predecessor in the amount of $1 million. By terminating Dr. Moskow's employment agreement, the Predecessor avoided a payment of $1 million that would have been due to Dr. Moskow under his employment agreement upon the closing of the Predecessor's recapitalization. Also, in August 1996, in connection with the acquisition of his Predecessor, the Predecessor loaned Dr. Moskow approximately $448,000 on a non-recourse basis, secured by the pledge of 58,151 shares of Predecessor Common Stock. On December 29, 1999, the Predecessor foreclosed on the pledged shares and wrote-off the balance of the note.

    As of January 31, 2000, the Predecessor had outstanding loans receivable totaling $1.1 million to various related entities and individuals. The amount includes a $0.9 million unsecured note due on demand bearing interest of 10%, to a limited partnership in which Mr. Gosman (a former officer and director) is a partner, which was paid off in April 2000. Additionally, for January 31, 2000, the amount includes a $0.2 million non-interest bearing note to CareMatrix, a corporation of which Mr. Gosman is an officer, which was paid off in June 2000.

    During fiscal 1999, the Predecessor advanced $10.9 million to Chancellor Development Corp. which loan was guaranteed by Mr. Gosman. To secure his obligation under the guarantee, Mr. Gosman pledged the stock of another company principally owned by him ("Windrows") and (subject to prior pledges)
8.2 million shares of Predecessor Common Stock ("ICSL Pledged Shares"). This loan was due in July 2000 but has not been paid by Chancellor Development Corp. or by Mr. Gosman. Due to the significant decline in the collateral pledged by Mr. Gosman and management's assessment that Mr. Gosman would not honor his guarantee, in January 2000, the Predecessor completely wrote off the note. Notwithstanding the write-down, the Predecessor filed suit against Mr. Gosman and obtained a judgment (including interest) of approximately
$11.0 million. Mr. Gosman subsequently filed for protection under the United States Bankruptcy Code. The Predecessor actively participates as a member of the creditors' committee for Mr. Gosman's bankruptcy proceedings and will take all actions within its power to recover amounts due from Mr. Gosman.

    During the years ended January 31, 1999, the Predecessor wrote down a note receivable that was collateralized by shares of Old Common Stock of the Predecessor to its estimated net realizable value. The shares of Old Common Stock were tendered to the Predecessor in satisfaction of the notes and accordingly the Predecessor recorded the shares as treasury stock. Based on the estimated net realizable value of this note receivable, the Predecessor recorded a pretax charge of approximately $1.0 million for the year ended January 31, 1999.

    In connection with the divestiture of businesses in the prior years, the Company and Predecessor had notes receivable outstanding of approximately
$4.7 million and $6.3 million for the years ended January 31, 2001 and 2000, respectively. These loans pay no interest and have maturities ranging from 2002 to 2005 and the Company has imputed interest and reduced the notes to their current present value.

6. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (IN THOUSANDS):

                                                             SUCCESSOR    PREDECESSOR
                                               ESTIMATED    -----------   -----------
                                              USEFUL LIFE   JANUARY 31,   JANUARY 31,
                                                (YEARS)        2001          2000
                                              -----------   -----------   -----------
Land........................................                   $   --        $3,090
Building....................................        15             --            --
Furniture and fixtures......................       5-7          1,284         3,538
Equipment...................................      5-10          2,191         4,276
Computer software...........................       3-5            435         1,535
Leasehold improvements......................      4-20            382           411
                                                               ------        ------
Property and equipment, gross...............                    4,292        12,850
Less accumulated depreciation...............                     (317)       (3,751)
                                                               ------        ------
Property and equipment, net.................                   $3,975        $9,099
                                                               ======        ======

    Depreciation expense was $0.3 million, $1.1 million, $6.2 million and $6.1 million, respectively, for the periods ended January 31, 2001 and September 20, 2000 and for the years ended January 31, 2000 and 1999, respectively.

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

7. ACCRUED AND OTHER CURRENT LIABILITIES

    Accrued and other current liabilities consist of the following (IN
THOUSANDS):

                                                         SUCCESSOR     PREDECESSOR
                                                        ------------   ------------
                                                        JANUARY 31,    JANUARY 31,
                                                            2001           2000
                                                        ------------   ------------
Accrued rents and equipment leases....................    $ 1,462        $ 1,397
Accrued income taxes..................................        271             62
Accrued professional fees.............................        951          3,746
Accrued additional purchase price.....................        600          6,070
Accrued interest......................................         72          1,043
Unearned revenue......................................      1,636          3,276
Accrued litigation reserves...........................      3,299          3,813
Accrued capitation costs..............................      7,072             --
Other.................................................      2,727          4,168
                                                          -------        -------
Total accrued and other current liabilities...........    $18,090        $23,575
                                                          =======        =======

8. LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

    Long-term debt, notes payable and capital leases consist of the following (IN THOUSANDS):

                                                               SUCCESSOR     PREDECESSOR
                                                              ------------   ------------
                                                              JANUARY 31,    JANUARY 31,
                                                                  2001           2000
                                                              ------------   ------------
Convertible subordinated debentures, with an interest rate
  of 6.75%, a maturity date of June 15, 2003, and a
  conversion price of $28.20 per share......................         --       $ 100,000
Note payable to former shareholders of a clinical research
  company, which is non-interest bearing and has maturity
  dates through January 2004................................    $ 1,853           2,207
Convertible acquisition notes payable with various maturity
  dates through October 3, 2001 and an interest rate of
  7%........................................................      2,100           2,925
Acquisition earn-outs payable with various maturity dates
  through 2001..............................................         49              47
Capital lease obligations with maturity dates through
  September 2015 and interest rates ranging from 8.5% and
  12%.......................................................        365             310
                                                                -------       ---------
  Total.....................................................      4,367         105,489
Less current portion of capital leases......................       (112)            (63)
Less current portion of debt................................     (3,348)       (101,192)
                                                                -------       ---------
Long-term debt and capital leases...........................    $   907       $   4,234
                                                                =======       =========

REVOLVING LINES OF CREDIT (IN THOUSANDS):

                                                               SUCCESSOR     PREDECESSOR
                                                              ------------   ------------
                                                              JANUARY 31,    JANUARY 31,
                                                                  2001           2000
                                                              ------------   ------------
Revolving line of credit with a financial institution with a maturity date of March 2002 and an interest rate of 9.5%
  at January 31, 2000.......................................         --        $10,463
Revolving line of credit with a financial institution with a maturity date of September 2002 and an interest rate of
  11.5% at January 31, 2001.................................     $6,209             --
                                                                 ------        -------
Revolving lines of credit...................................     $6,209        $10,463
                                                                 ======        =======

    The convertible acquisition notes payable were convertible into Common Stock of the Predecessor. All other convertible notes are now convertible into common stock of the Company. At the option of the note holders, $2.9 million of the amount outstanding at January 31, 2000 was convertible at a conversion price of $16.425 per share. Of this amount, $1.0 million and $0.5 million was repaid in cash during the years ended January 31, 2000 and 1999, respectively.

    During March 1999, the Predecessor obtained a $30.0 million revolving line of credit with a three-year term and availability based upon eligible accounts receivable. The line of credit bears interest at prime plus 1.0% and fees of 0.0875%. The line of credit was collateralized by the assets of the Predecessor, limited the ability of the Predecessor to incur certain indebtedness and make certain dividend payments and required the Predecessor to comply with customary covenants. Proceeds from asset sales were to be used to repay the line of credit to the extent the sold assets included eligible accounts receivable. Upon the Predecessor's filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on July 14, 2000, the interest rate on the line increased to 12%. This line was paid in full on the Effective Date with available cash.

    On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but never less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP constitutes an event of default under this New Credit Facility. In addition, the Company is in default of certain non-financial and reporting covenants contained in the New Credit Facility. The Company has requested, and Ableco has agreed to provide, a waiver of these defaults. The Company and Ableco are currently in the process of documenting the waiver. If the Company is unable to obtain a waiver of such defaults, it may be subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount of prime plus 5.0%.

    The following is a schedule of future minimum principal payments of the Company's long-term and convertible debt and the present value of the minimum lease commitments at January 31, 2001:

                                                          DEBT     CAPITAL LEASES
                                                        --------   --------------
                                                             (IN THOUSANDS)
2002..................................................  $ 3,348        $ 142
2003..................................................       --          138
2004..................................................      653           91
2005..................................................       --           51
2006..................................................       --            8
Thereafter............................................       --           --
                                                        -------        -----
Total.................................................    4,001          430
Less amounts representing interest and executory
  costs...............................................                   (64)
Total long-term debt and present value of minimum
  lease payments......................................    4,001          366
                                                        -------        -----
Less current portion..................................   (3,348)        (112)
Long-term portion.....................................  $   653        $ 254
                                                        =======        =====

9. LEASE COMMITMENTS

    The Company leases various office space and certain equipment pursuant to operating lease agreements.

    Future minimum lease commitments (including entities held for sale) consisted of the following at January 31 (in thousands):

2002........................................................   4,364
2003........................................................   3,739
2004........................................................   3,106
2005........................................................   2,081
2006........................................................   1,403
Thereafter..................................................   1,134

10. COMMITMENTS AND CONTINGENCIES

    In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of January 31, 2001, the Company had committed to issue $1.1 million of New Common Stock of the Company using the methodology discussed above. In April 2000 the Predecessor issued approximately
5.2 million shares of Old Common Stock in satisfaction of this commitment.

    In connection with a joint venture partnership (the "Joint Venture") between the Predecessor and Tenet Healthsystem Hospitals, Inc. ("Tenet") to own and operate an ambulatory surgical center and diagnostic radiology facility in Florida, Tenet filed suit against the Company on September 23, 1999 in the Palm Beach County Circuit Court (Florida) for (1) rescission of the Joint Venture agreement and (2) damages of approximately $2.0 million for breach of contract, breach of fiduciary duty, and breach of good faith and fair dealing (the "Tenet Suit"). The Tenet Suit chiefly alleges that the Company engaged in self-dealing to the detriment of Tenet and failed to meet its obligations under the Joint Venture agreement, such obligations relating principally to certain financial commitments concerning the Joint Venture. This litigation has recently been stayed to allow the parties to negotiate an unwinding of the Joint Venture and review the potential for a negotiated settlement. If the parties are unable to reach agreement, the Company intends to file counterclaims against Tenet and defend the case

    On January 11, 2001, the Bond Opportunity Fund II, LLC ("BOF") and Steven Gidumal ("Gidumal") filed an amended complaint (the "BOF Complaint") in the United States District Court for the District of Rhode Island. (C.A.
No. 00-609T). The BOF Complaint, filed against certain of our current and former executive officers and directors alleges violations of provisions of the Securities Exchange Act of 1934, breach of fiduciary duty and certain state common law and statutory provisions. The Company is not a party to the BOF Complaint, but it may be obligated to indemnify the officers, former officers, directors and former directors of the Company pursuant to the terms of the Company's charter, by-laws and certain of its agreements with its executives and former executives. The Company believes that, except for its $250,000 deductible, any indemnification obligations will be covered by its directors and officers insurance coverage.

    On February 20, 2001, Peter J. Almeroth, the Bond Opportunity Fund II, LLC and Steven L. Gidumal (collectively, the "Plaintiffs") filed an adversary proceeding (C.A. No. A-01-115) against the Company, PBG Medical Mall MOB 1 Properties, Ltd., EQSF Advisors, Inc., 3801 PGA Investors, Ltd., Third Avenue Trust, Third Avenue Value Fund Series, Aggressive Conservative Investment Fund, L.P. and The Chase Manhattan Bank N.A. (the "Adversary Proceeding") in the United States Bankruptcy

Court for the District of Delaware seeking to revoke the order of confirmation (the "Confirmation Order") of the Prepackaged Plan. The Plaintiffs allege that the Confirmation Order was procured by means of fraud based on alleged concealment of significant actual or potential conflicts of interest and misrepresentations. The Company has filed a motion to dismiss this action and awaits a ruling on the matter. The Company believes that the allegations contained in the Adversary Proceeding are without merit and intends to continue to defend the case vigorously.

    On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Predecessor's contracts with Florida physicians include provisions providing for such payments. The Predecessor appealed the ruling to a Florida District Court of Appeals and the Board stayed the enforceability of its ruling pending the appeal. Oral arguments were held on May 26, 1999, and the judge upheld the Board of Medicine's ruling. The Company may be forced to renegotiate those provisions of the contracts that are affected by the ruling. While these contracts call for re-negotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The contracts affected by this ruling are with the physician practices the Company has sold or has identified to be divested or disposed and for which the assets are included in assets held for sale at January 31, 2000.

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

    In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company which are generally issued one year from the closing date of such acquisitions with number of shares generally determined based upon the average price of the stock during the five business days prior to the date of issuance. As of January 31, 2001, the Company had committed to issue $1.1 million of Common Stock of the Company using the methodology discussed above. In April 2000 the Company issued approximately
5.2 million shares of Common Stock in satisfaction of this commitment.

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

    In February 2001, Medical Office Portfolio Properties Limited Partnership ("MOPP") filed a complaint against the Company and PhyMatrix Management Company, Inc. ("PMCI") in the Palm Beach County Florida Circuit Court (Case No. CL01 1898AF) seeking damages of approximately $2.3 million for breach of lease for the premises located in Jupiter, Florida. The Company currently is evaluating its defenses to this complaint and exploring possible settlement options.

    In February 2001, MOPP filed a complaint against the Company and PMCI in Palm Beach County Florida Circuit Court (Case No. CL01 1901AB) seeking damages of approximately $1.3 million for breach of lease for the premises located in Palm Bay, Florida. The Company currently is evaluating its defenses to this complaint and exploring possible settlement options.

    In March 2001, Biltmore Investors Limited Partnership filed a complaint against CSL in Arizona Superior Court (Maricopa County) (No. CV2001-003880) seeking damages of approximately $1.3 million for breach of lease for the premises located in Phoenix, Arizona. The Company currently is evaluating its defenses to this complaint and exploring possible settlement options.

    In July 2001, Marvin Stein, M.D. filed a complaint against the Company, PhyMatrix Corp., PhyMatrix Urology Network, inc. and Physicians Consultant and Management Corporation in the Circuit Court, Palm Beach County, Florida (Case No. CA 01-06945AH). The suit alleges breach of a November 1997 stock purchase agreement pursuant to which the Company purchased Urology Consultants of South Florida, Inc. The complaint also alleges breach of other related agreements. The complaint seeks and unspecified amount of damages. The Company currently is in settlement negotiations with Dr. Stein. Should these negotiations fail to result in an acceptable settlement, the Company intends to defend the case vigorously and to assert counterclaims against Dr. Stein.

    The Company is subject to other legal proceedings in the ordinary course of its business. While the Company cannot estimate the ultimate settlements or awards with respect to these legal proceedings, if any, the outcome could have a material adverse effect on the Company, its liquidity, financial position or results of operations.

11. RELATED PARTY TRANSACTIONS

    The Company has retained Kalkines, Arky, Zall, Bernstein LLP ("KAZB") to represent it in connection with the proposed sale the Company's network management division. William S. Bernstein is a member of the Company's Board of Directors and of counsel to KAZB.

    In May 1998 the Predecessor made a loan in the original principal amount of $1.0 million to Dr. Eric Moskow, a director and former employee of the Predecessor. Originally, this loan had an interest rate of 5.56% per annum and was due in May 2005. On January 27, 2000, the Predecessor entered into a Consulting Agreement and Release with Dr. Moskow. Pursuant to this agreement, Dr. Moskow has ceased his employment with the Company, but remains as a director and a consultant. The agreement, among other provisions, provides for the termination of Dr. Moskow's employment agreement, the cancellation of all outstanding stock options and the cancellation of his indebtedness to the Predecessor in the amount of $1 million, which was written off in the fourth quarter of 2000. By terminating Dr. Moskow's employment agreement, the Predecessor avoided a payment of $1 million that would have been due to Dr. Moskow under his employment agreement upon the closing of the recapitalization. Also, in August 1996, in connection with the acquisition of his company, the Predecessor loaned Dr. Moskow $448,000 on a non-recourse basis, secured by the pledge of 58,151 shares of Old Common Stock. On December 29, 1999, the Predecessor foreclosed on the pledged shares.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The methods and assumptions used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value and the estimated fair values of the financial instruments are as follows:

CASH AND CASH EQUIVALENTS

    The carrying amount approximates fair value because of the short effective maturity of these instruments.

LONG-TERM DEBT

    The fair value of the Company's long-term debt and capital leases is estimated based on the current rates offered to the Company for debt of the same remaining maturities or quoted market prices. At January 31, 2001, the book value of long-term debt and capital leases, including current maturities is $11 million and which approximates fair value.

13. EMPLOYEE BENEFIT PLAN

    The Company sponsors a 401(k) plan, covering substantially all of its employees. Contributions under the plan equal 50% of the participants' contributions up to a maximum of 3 percent of eligible compensation per participant per plan year. Actual contributions under the Plan amounted to $39,472 for the 19 week period ended January 31, 2001, $68,557 for the 33 week period ended September 20, 2000, along with $57,845 and $111,330 for the years ended January 31, 2000 and 1999, respectively.

14. INCOME TAXES

    Significant components of the amounts charged to expense for income taxes for the years ended January 31, 2001, 2000 and 1999 are as follows (In thousands):

                                                    SUCCESSOR       PREDECESSOR
                                                    ---------   -------------------
                                                      2001        2000       1999
                                                    ---------   --------   --------
Current...........................................  $     --      $ --     $(11,155)
Deferred..........................................        --        --         (272)
                                                    ---------     ----     --------
Total federal.....................................  $     --      $ --     $(11,427)
                                                    ---------     ----     --------
State:
Current...........................................  $     --      $194     $    (54)
Deferred..........................................        --        --          (68)
                                                    ---------     ----     --------
Total state.......................................  $     --       194     $   (122)
                                                    ---------     ----     --------
Totals............................................  $     --      $194     $(11,549)
                                                    =========     ====     ========

    Significant components of the Company's deferred tax assets and liabilities as of January 31, 2001 and 2000 are as follows (In thousands):

                                                         SUCCESSOR   PREDECESSOR
                                                           2001         2000
                                                         ---------   -----------
Deferred tax asset
Allowance for doubtful accounts, reserves and other
  accrued expenses.....................................  $  8,876      $  7,610
Net operating loss carryforward........................    87,184        76,276
Assets held for sale...................................        --         6,514
                                                         --------      --------
Total deferred tax assets..............................    96,060        90,400
                                                         --------      --------
Deferred tax liability
Property and depreciation..............................      (150)         (121)
Amortization...........................................   (11,296)         (141)
Installment gain.......................................      (455)       (1,135)
Other..................................................        --            --
                                                         --------      --------
Total deferred tax liability...........................   (11,901)       (1,397)
                                                         --------      --------
Deferred tax asset (liability).........................    84,159        89,003
Valuation allowance....................................   (84,159)      (89,003)
                                                         --------      --------
Net deferred tax liability.............................  $     --      $     --
                                                         ========      ========

    The Company reasonably believes that because of the large net operating loss for the years ended January 31, 2001 and 2000 and the anticipated losses due to the restructuring of the Company, the Company may not be able to fully utilize all the net operating losses, which approximate $200 million to $225 million. Accordingly, the Company has established a full valuation allowance on the Company's net deferred tax assets.

    The net operating losses attributable to OTI of $33.1 million will begin to expire in 2005. All other operating loss carryforwards expire after 2005.

    The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

                                  SUCCESSOR                    PREDECESSOR
                                 ------------   -----------------------------------------
                                 PERIOD ENDED                 PERIOD ENDED
                                 ------------   -----------------------------------------
                                 JANUARY 31,    SEPTEMBER 20,   JANUARY 31,   JANUARY 31,
                                     2001           2000           2000          1999
                                 ------------   -------------   -----------   -----------
Statutory rate.................       (35)%          (35)%          (35)%         (35)%
Nondeductible amortization.....        36%             0%             0%            0%
Permanent differences..........        (1%)            2%            13%            0%
Basis difference, asset held
  for sale.....................         0%             0%            (9)%          10%
State income tax (net of
  federal benefit).............         0%             0%             0%            0%
Change in valuation
  allowance....................         0%            27%            32%           14%
                                      ---            ---            ---           ---
                                        0%             5%             1%           (8)%
                                      ===            ===            ===           ===

15. SUPPLEMENTAL CASH FLOW INFORMATION

    During the years ended January 31, 2001, 2000 and 1999, the Company acquired the assets and/or stock, entered into management and employment agreements, assumed certain liabilities of various physician practices, ancillary service companies, networks and organizations and sold certain assets. In addition, during the years ended January 31, 1999 and 1998, the Predecessor issued shares of stock, which had been committed to be issued in conjunction with acquisitions completed during the year ended January 31, 1998. During the years ended
January 31, 2001, 2000 and 1999, the Company also recorded impairment charges, terminated several physician management and employment agreements, wrote down certain notes receivable to their estimated net realizable value and wrote down certain assets that are being held for sale at January 31, 2000 to their net realizable value (less cost to sell). The transactions had the following non-cash impact on the balance sheets of the Company (In thousands):

                                SUCCESSOR                     PREDECESSOR
                              --------------   ------------------------------------------
                              19 WEEKS ENDED   33 WEEKS ENDED   YEAR ENDED    YEAR ENDED
                               JANUARY 31,     SEPTEMBER 20,    JANUARY 31,   JANUARY 31,
                                   2001             2000           2000          1999
                              --------------   --------------   -----------   -----------
Current assets..............     $   (547)        $     --       $ 88,652      $ 50,284
Property, plant and
  equipment.................           --               --           (171)      (33,806)
Intangibles.................      (26,908)          43,575         44,836      (105,661)
Other noncurrent assets.....           --               --          1,003        (3,052)
Current liabilities.........           --               --          4,751        (1,836)
Debt........................           --         (101,070)        (4,244)        6,520
Noncurrent liabilities......           --               --         (1,480)          339
Equity......................     $(27,455)        $144,645       $(49,562)     $ 90,489

    Cash paid for interest during the periods ended January 31, 2001 and September 20, 2000 and for the years ended January 31, 2000 and 1999 was $.2 million, $1.2 million, $7.9 million and $9.3 million, respectively. Cash paid for income taxes during the periods ended January 31,2001 and September 20, 2000 and for the years ended January 31, 2000, and 1999 was $.1 million, $.2 million, $1.1 million and $10.8 million, respectively.

16. STOCK OPTION PLANS

    The Predecessor adopted a stock option plan, which authorized the issuance of 4.1 million shares of the Company's Old Common Stock to key employees and directors of the Company. On the Effective Date, the Predecessor's stock option plan was terminated and all the outstanding options were cancelled.

    In connection with the effectiveness of the Prepackaged Plan, the Company adopted the Innovative Clinical Solutions, Ltd. 2000 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to purchase a maximum of 2,285,714 shares of new common stock. In October 2000, the Company adopted the Innovative Clinical Solutions Ltd. 2000 Non-Executive Stock Option Plan, which provides for the grant of options to purchase a maximum of 350,000 shares of New Common Stock. In general, options become exercisable beginning in the first year after grant in 20%-33% increments per year and expire ten years after the date of grant. Information related to the option plans is summarized on a combined basis as follows:

                                                                   YEAR ENDED JANUARY 31,
                                               ---------------------------------------------------------------
                                                            2001                  2000                  1999
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                 2001     EXERCISE     2000     EXERCISE     1999     EXERCISE
                                                SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                               --------   --------   --------   --------   --------   --------
Outstanding at beginning of period...........    2,983     $7.27       3,026     $12.11      3,909     $16.12
Options cancelled at fresh start.............   (2,983)    $7.27
  Options granted:
At fair market value.........................    2,627     $1.11         381     $ 1.43        894     $ 4.94
Above fair market value......................       --     $  --         935     $ 2.04         --     $   --
Options exercised............................       --                    --     $   --        (36)    $ 3.61
Options cancelled............................      (46)    $1.11      (1,359)    $ 6.15     (1,741)    $16.95
                                                ------     -----      ------     ------     ------     ------
Outstanding, end of period...................    2,581     $1.11       2,983     $ 7.27      3,026     $12.11
                                                ------     -----      ------     ------     ------     ------
Weighted average fair value
Of options granted during the year...........              $1.11                 $ 1.87                $ 4.94
                                                           =====                 ======                ======

    At January 31, 2001 there were 2,581,000 options outstanding with a remaining contractual life of 9.7 years. All options have an exercise price of $1.11.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the periods ended January 31, 2001, 2000 and 1999: expected volatility of 150%, 150% and 65%; risk free interest rates of 5.5%, 5.2% and 4.7%; expected option life of 5 years, 5 years and 4.5 years; and expected dividends of $0.

    The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", as allowed by SFAS No. 123, Accordingly, no compensation cost has been recognized for options granted. Had compensation for those plans been determined based on the fair value at the grant date for awards during the years ended January 31, 2001, 2000 and 1999, consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                       YEAR ENDED JANUARY 31,
                                               --------------------------------------
                                                  2001         1999          1999
                                               ----------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
As reported..................................   $(27,429)    $(171,207)    $(130,760)
Pro Forma....................................   $(28,910)    $(176,221)    $(133,844)
Basic earnings (loss) per share
As reported..................................   $  (2.29)    $   (4.86)    $   (3.91)
Pro Forma....................................   $  (2.41)    $   (5.00)    $   (4.01)
Diluted earnings (loss) Per share
As reported..................................   $  (2.29)    $   (4.86)    $   (3.91)
Pro Forma....................................   $  (2.41)    $   (5.00)    $   (4.01)

17. NET INCOME PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                                                             PER SHARE
                                                INCOME (LOSS)     SHARES       AMOUNT
                                                --------------   ---------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUCCESSOR
19 WEEK PERIOD ENDED JANUARY 31, 2001
Basic loss per share
  Loss available to common stockholders.......    $ (27,429)      11,999       $(2.29)
Net loss available to common stockholders.....      (27,429)          --        (2.29)
Effect of dilutive securities:................           --           --           --
Diluted earnings per share....................    $ (27,429)      11,999       $(2.29)
                                                  ---------       ------       ------
PREDECESSOR
YEAR ENDED JANUARY 31, 2000
Basic loss per share
  Loss available to common stockholders.......    $(121,575)      35,235       $(3.45)
  Extraordinary item..........................      (49,632)          --        (1.41)
Net loss available to common stockholders.....     (171,207)          --        (4.86)
Effect of dilutive securities:................           --           --           --
Diluted earnings per share....................    $(171,207)      35,235       $(4.86)

YEAR ENDED JANUARY 31, 1999
Basic loss per share
  Loss available to common stockholders.......    $ (33,976)      33,401       $(1.02)
  Extraordinary item..........................      (96,784)          --        (2.89)
Net loss available to common stockholders.....     (130,760)      33,401        (3.91)
Effect of dilutive securities:................           --           --           --
Diluted earnings per share....................    $(130,760)      33,401       $(3.91)

    For the years ended January 31, 2001, 2000 and 1999, approximately
2.6 million, 3.0 million and 3.0 million shares, respectively, related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

    For the years ended January 31, 2001, 2000 and 1999, no additional securities or related adjustments to income were made for the common stock equivalents related to the convertible subordinated debentures since the effect would be antidilutive.

    Earnings per share for the Predecessor for the 33-week period ended September 20, 2000 is not meaningful.

18. SEGMENT INFORMATION

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

                                              SITE
                              PROVIDER     MANAGEMENT                    ASSETS
                              NETWORK     AND RESEARCH   DISCONTINUED   HELD FOR   RECONCILING   CONSOLIDATED
                             MANAGEMENT   ORGANIZATION    OPERATIONS      SALE      ITEMS(1)        TOTALS
                             ----------   ------------   ------------   --------   -----------   ------------
SUCCESSOR
19 WEEK PERIOD ENDED
  JANUARY 31, 2001
Net revenues...............   $ 16,897       $11,879       $     --     $     --    $     142      $ 28,918
Income (loss) before Income
  taxes and Extraordinary
  items....................        841           753            (60)          31      (28,995)      (27,429)

Net assets.................    (40,903)      (44,614)       (55,200)     (13,832)     163,699        15,036
                              --------       -------       --------     --------    ---------      --------
PREDECESSOR
33 WEEK PERIOD ENDED
  SEPTEMBER 20, 2000
Net revenues...............   $ 37,705       $22,237       $     11     $  5,622    $     181      $ 65,755
Income (loss) before Income
  taxes and Extraordinary
  items....................       (154)       (3,774)          (124)        (258)     (22,168)      (26,422)

Net assets.................    (38,058)      (50,655)       (54,790)     (13,894)     197,504        40,108

YEAR ENDED JANUARY 31, 2000
Net revenues...............   $ 59,996       $33,813             --     $ 92,475    $      --      $186,284
Income (loss) before income
  Taxes and extraordinary
  Items....................    (35,490)      (23,105)            --      (20,873)     (41,913)     (121,381)

Net assets.................      7,817        15,811             --       16,122     (106,472)      (66,722)

YEAR ENDED JANUARY 31, 1999
Net revenues...............   $ 93,479       $33,695       $  8,694     $155,410    $      --      $291,278
Income (loss) before income
  Taxes and extraordinary
  Items....................     (2,907)       (6,723)        (8,471)         517      (27,941)      (45,525)

Net assets.................     44,398        20,509          9,301      100,795      (69,103)      105,900

------------------------

(1) Reconciling items consist of corporate expenses and corporate net assets which are not allocated.

(2) Due to the decision to sell the real estate operations in the year ended January 31, 2000, the real estate segmented information has been included in assets held for sale.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

                                                           YEAR ENDED JANUARY 31, 2001
                                           ------------------------------------------------------------
                                                       PREDECESSOR                     SUCCESSOR
                                           -----------------------------------   ----------------------
                                                                  EIGHT WEEKS    FIVE WEEKS
                                                                     ENDED          ENDED
                                            FIRST      SECOND    SEPTEMBER 20,   OCTOBER 31,    FOURTH
                                           QUARTER    QUARTER        2000           2000       QUARTER
                                           --------   --------   -------------   -----------   --------
Net revenues.............................  $25,654    $ 25,794      $ 14,307       $ 8,942     $ 19,976
Income (loss) before income taxes and
  extraordinary item.....................   (7,869)    (14,326)       (4,273)       (1,402)     (23,028)
Income (loss) before extraordinary
  item...................................   (7,850)    (14,299)       (5,775)       (1,402)     (23,028)
Extraordinary item.......................       --          --       100,000            --           --
Net income (loss)........................   (7,850)    (14,299)       94,225        (1,402)     (23,028)
Net income per share-basic:
Income (loss) before extraordinary
  item...................................  $ (0.21)   $  (0.38)            *       $ (0.12)    $  (1.92)
Extraordinary item.......................  $    --    $  (0.00)            *            --           --
Net income (loss)........................  $ (0.21)   $  (0.38)            *       $ (0.12)    $  (1.92)
Net income per share-diluted:
Income (loss) before extraordinary
  item...................................  $ (0.21)   $  (0.38)            *       $ (0.12)    $  (1.92)
Extraordinary item.......................  $    --    $  (0.00)            *            --           --
Net income (loss)........................  $ (0.21)   $  (0.38)            *       $ (0.12)    $  (1.92)

* EPS for Predecessor Company is not meaningful.

                                                               YEAR ENDED JANUARY 31, 2000
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
Net revenues..........................................  $ 60,664   $ 49,852   $44,371    $ 31,397
Income (loss) before income taxes and extraordinary
  item................................................   (11,135)   (29,489)   (9,986)    (70,771)
Income (loss) before extraordinary item...............   (11,185)   (29,539)   (9,933)    (70,918)
Extraordinary item....................................        --    (49,632)       --
Net income (loss).....................................   (11,185)   (79,171)   (9,933)    (70,918)
Net income per share-basic:
Income (loss) before extraordinary item...............  $  (0.33)  $  (0.89)  $ (0.28)   $  (1.95)
Extraordinary item....................................  $     --   $  (1.49)       --          --
Net income (loss).....................................  $  (0.33)  $  (2.38)  $ (0.28)   $  (1.95)
Net income per share-diluted:
Income (loss) before extraordinary item...............  $  (0.33)  $  (0.89)  $ (0.28)   $  (1.95)
Extraordinary item....................................  $     --   $  (1.49)       --          --
Net income (loss).....................................  $  (0.33)  $  (2.38)  $ (0.28)   $  (1.95)

20. SUBSEQUENT EVENTS

    On July 13, 2001, the Company executed the sale of an undeveloped tract of land in Sarasota, Florida for $1.8 million, and net proceeds were used to pay down the Company's Line of Credit. In addition, The Company has entered into a definitive purchase and sale agreement to sell its oncology and hematology business operations for $2,500,000. The Company also plans to divest itself of its network management assets. There can be no assurances that the Company will be able to find a willing buyer or buyers for its assets held for sale or that any such buyer or buyers will pay a price that reflects what the Company believes is the fair value of such assets.

    In 1997, the Company entered into a service agreement (as later amended) (the "Service Agreement") with Select Data, Inc. ("Select Data") whereby Select Data was to provide data management services to two of the Company's subsidiaries. Pursuant to the Service Agreement, ICSL was jointly and severally liable to Select Data in the event the Service Agreement was breached. On February 9, 2000, in connection with the sale of its subsidiary, First Choice Home Care, Inc. ("First Choice") to Millennium Health Care of America, Inc. ("Millennium"), the Company transferred to, and Millennium agreed to assume, all of the ICSL's obligations under the Service Agreement. Millennium failed to pay Select Data its fees pursuant to the Service Agreement. As a result of Millennium's failure to pay, ICSL sued Millennium in state court in Florida for breach of contract, fraud, and related claims (the "Florida Action). In a separate action, Select Data sought to compel arbitration against First Choice, Millennium, and ICSL, for the breach of the Service Agreement. On or about January 30, 2001, the arbitrator rendered an arbitration award in the amount of $633,624.36 in favor of Select Data. The Company entered into a settlement agreement with Select Data in which the Company agreed to pay $633,624 in exchange for Select Data's agreement not to pursue interest and attorney's fees, which together with the arbitration award, would have exceed $700,000.

    The Company has entered into a non-binding term sheet for the consolidation of CSL and a privately held healthcare company. The proposed transaction involves the combining of the assets and operations of CSL and the other company through the exchange of stock. No cash consideration is contemplated to be paid by or to the Company or its stockholders. The Company expects to receive approximately 48% of the stock of the combined enterprise. The stock will be held by the Company for future distribution to ICSL's shareholders. The closing of the sale of CSL pursuant to this term sheet is subject to significant conditions, which may not be met including the execution of a definitive agreement. No assurances can be made that the Company will be able to enter into a definitive agreement or complete the proposed transaction on terms favorable to the Company or at all.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                       VALUATION AND QUALIFYING ACCOUNTS
 FOR THE 19 WEEKS AND 33 WEEKS PERIOD ENDED JANUARY 31, 2001 AND SEPTEMBER 20,
                                      2000
                   AND YEARS ENDED JANUARY 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                            BALANCE    ADDITIONS                 RECLASSIFICATION
                                              AT       CHARGED TO   DEDUCTIONS    OF RESERVES TO                BALANCE
                                           BEGINNING   OPERATING       FROM        ASSETS HELD       OTHER      AT END
                                           OF PERIOD    EXPENSES     RESERVES        FOR SALE         (A)      OF PERIOD
                                           ---------   ----------   ----------   ----------------   --------   ---------
SUCCESSOR
19 weeks ended January 31, 2001..........   $ 1,707     $    393     $     56        $(1,956)         $ --      $4,000

PREDECESSOR
33 weeks ended September 30, 2000........     3,846          479        2,618             --            --       1,707
Year ended January 31, 2000..............     1,350      112,940       91,451         18,993            --       3,846
Year ended January 31, 1999..............   $48,428     $167,443     $168,685        $46,640          $804      $1,350

------------------------

(A) Other represents the allowances of acquired entities.

     EXHIBIT NO.                               EXHIBIT INDEX
---------------------   ------------------------------------------------------------
                  3.1   Amended and Restated Certificate of Incorporation of the
                        Company.(1)

                  3.2   Amended and Restated By-laws of the Company.(2)

                  4.1   Registration Rights Agreement dated as of September 21, 2000 by and among ICSL and certain securities holders set forth therein.(1)

                  4.2   2000 Stock Option Plan.(1)+

                 10.1   Employment Agreement effective September 21, 2000 between
                        ICSL and Michael T. Heffernan.(1)+

                 10.2 Form of Executive Employment Agreement with attached schedule of Employment Terms.(1)+

                 10.3   Amendment No. 1 to Employment Agreement dated February 9,
                        2001 between ICSL and John Wardle.*+

                 10.4   AbleCo Financing Agreement.*

                10.17   Confirmatory Revolving Note dated as of February 1, 1998 in principal amount of $10.9 million payable by Chancellor
                        Development Corp. to Innovative Clinical Solutions, Ltd.(3)

                10.18   Confirmatory Guarantee of Abraham D. Gosman dated as of
                        February 1, 1998 in favor of Innovative Clinical
                        Solutions, Ltd.(3)

                10.19   Confirmatory Stock Pledge Agreement made as of November 30,
                        1999 by and among Abraham D. Gosman, Chancellor Partners
                        Limited Partnership I, Chancellor Development Corp. and
                        Innovative Clinical Solutions, Ltd.(3)

                10.20   Letter Agreement dated November 30, 1999 by and between PBG
                        Medical Mall MOB 1 Properties, Ltd. and Innovative Clinical
                        Solutions, Ltd. regarding Interest and Lease Payments.(3)

                   21   Subsidiaries of the Registrant.*

------------------------

*   Filed herewith.

+   Management or compensation arrangement

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the Commission on October 4, 2000.

(2) Incorporated herein by reference to Exhibit 3.(II) to the Company's Registration Statement on Form 8-A filed with the Commission on September 21, 2000.

(3) Incorporated by reference to the Company's Form 10-Q for the period ended October 31, 1999.