Form 10-Q
period 2001-04-30
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2001-10-31
CIK 1002022

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

(MARK ONE)


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-27568
                                   -----------

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

                     Common stock, par value $0.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

         On October 1, 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $1,700,643. On October 1, 2001, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 11,998,972.

================================================================================

INNOVATIVE CLINICAL SOLUTIONS, LTD.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                               PAGE
PART I--FINANCIAL INFORMATION

        Item 1. Financial Statements....................................................         1

                Consolidated Balance Sheets--April 30, 2001 (unaudited) and
                January 31,  2001.......................................................         1

                Consolidated Statements of Operations (unaudited)-- Three Months Ended
                April 30, 2001 (Successor) and Three Months Ended April 30, 2000
                (Predecessor).  The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at
                September 20, 2000. Accordingly, the accompanying Statement of Operations for the three months ended is not comparable in certain material respects to the statement of operations for any period prior to September 20, 2000 since the Statement of Operations for the three months ended April 30,
                2001 is based upon the balance sheet of a reorganized entity............         2

                Consolidated Statements of Cash Flows (unaudited)-- Three Months Ended
                April 30, 2001 (Successor) and Three Months Ended April 30, 2000
                (Predecessor)...........................................................         3

                Notes to Consolidated Financial Statements (unaudited)-- Three Months
                Ended April 30, 2001 (Successor) and Three Months Ended April 30,
                2000 (Predecessor)......................................................      4-10

        Item 2. Management's Discussion and Analysis of Financial Condition and Results
                of Operations...........................................................     11-17

        Item 3. Quantitative and Qualitative Disclosures About Market Risk..............        17

PART II--OTHER INFORMATION

        Item 1. Legal Proceedings.......................................................        18

        Item 2. Changes in Securities and Use of Proceeds...............................        18

        Item 3. Defaults Upon Senior Securities.........................................        18

        Item 4. Submission of Matters to a Vote of Security Holders.....................        19

        Item 5. Other Information.......................................................        19

        Item 6. Exhibits and Reports on Form 8-K........................................        19

PART I--FINANCIAL INFORMATION



Item 1.      Financial Statements

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      APRIL 30,       JANUARY 31,
                                                                                         2001            2001
                                                                                         ----            ----
                                                                                     (Unaudited)
   ASSETS
   Current assets
   Cash and cash equivalents......................................................      $ 5,030         $ 5,548
   Receivables:
      Accounts receivable and unbilled revenue, net...............................       12,154          11,891
      Other receivables...........................................................           78             208
      Related party and other notes receivables...................................        1,342           1,625
   Prepaid expenses and other current assets......................................          160             515
   Assets held for sale...........................................................        4,372           1,913
                                                                                   ---------------------------------
        Total current assets......................................................       23,136          21,700
   Property, plant and equipment, net.............................................        3,566           3,975
   Notes receivable...............................................................        2,566           3,093
   Reorganization value in excess of amounts allocable to identifiable assets.....       19,876          27,000
   Restricted cash................................................................        2,093           2,062
   Other assets...................................................................          348             350
                                                                                   ---------------------------------
        Total assets..............................................................      $51,585         $58,180
                                                                                   =================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Bank line of credit............................................................       $7,459          $6,209
   Current portion of debt and capital leases.....................................        3,418           3,460
   Accounts payable...............................................................        1,431           1,464
   Accrued compensation...........................................................        1,313           1,152
   Accrued and other current liabilities..........................................       16,178          18,090
                                                                                   ---------------------------------
        Total current liabilities.................................................       29,799          30,375
   Long-term debt and capital leases..............................................          872             907
   Other long-term liabilities ...................................................        4,250           4,250
                                                                                   ---------------------------------
        Total liabilities.........................................................       34,921          35,532
   Commitments and contingencies
   Stockholders' equity:
   Common stock, par value $.01, 40,000 shares authorized, 11,999 shares issued
      and outstanding at April 30, 2001...........................................          120             120
   Additional paid in capital.....................................................       49,880          49,880
   Accumulated other comprehensive income.........................................           --              77
   Accumulated Deficit............................................................      (33,336)        (27,429)
                                                                                   ---------------------------------
        Total stockholders' equity ...............................................       16,664          22,648
                                                                                   ---------------------------------
        Total liabilities and stockholders' equity................................      $51,585         $58,180
                                                                                   =================================

         The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


        The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company ("Predecessor") at September 20, 2000. Accordingly, the accompanying statement of operations for the three months ended April 30, 2001 is not comparable in certain material respects to the statement of operations for any period prior to September 20, 2000 since statement of operations for the three months ended April 30, 2001 is based upon the balance sheet of a reorganized entity.


                                                                           SUCCESSOR        PREDECESSOR
                                                                            COMPANY           COMPANY
                                                                        -----------------------------------
                                                                          THREE MONTHS     THREE MONTHS
                                                                        ENDED APRIL 30,   ENDED APRIL 30,
                                                                              2001             2000
                                                                        -----------------------------------
   NET REVENUES:
   Net revenues from services..........................................          $8,899           $11,011
   Net revenues from management service agreements.....................           9,809            14,643
                                                                        -----------------------------------
   Total net revenues..................................................          18,708            25,654
                                                                        -----------------------------------
   OPERATING COSTS AND ADMINISTRATIVE EXPENSES
   Salaries, wages and benefits........................................           5,696             8,023
   Professional fees...................................................           1,225             3,940
   Utilities...........................................................             255               437
   Depreciation and amortization.......................................           1,613               742
   Rent................................................................           1,025             1,843
   Provision for bad debts.............................................               5               173
   Loss on sale of assets..............................................             187               ---
   Goodwill impairment write-down......................................           3,500               ---
   Capitation expenses and other.......................................          10,832            16,447
                                                                        -----------------------------------
   Total operating costs and administrative expenses...................          24,338            31,605
                                                                        -----------------------------------
   Loss from operations................................................          (5,630)           (5,951)
   Interest expense, net...............................................             277             1,918
                                                                        -----------------------------------
   Loss before provision for income taxes..............................          (5,907)           (7,869)
   Income taxes (benefit)..............................................              ---              (19)
                                                                        -----------------------------------
   Net loss............................................................        $ (5,907)          $(7,850)
                                                                        ===================================

   Net loss per share-basic............................................          $(0.49)                 *
   Net loss per share-diluted..........................................          $(0.49)                 *
   Weighted average shares outstanding-basic...........................          11,999                  *
   Weighted average shares outstanding-diluted.........................          11,999                  *

*EPS for the Predecessor Company is not meaningful.


         The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                SUCCESSOR           PREDECESSOR
                                                                 COMPANY              COMPANY
                                                           --------------------- ------------------
                                                            THREE MONTHS ENDED     THREE MONTHS
                                                                                       ENDED
                                                              APRIL 30, 2001      APRIL 30, 2000
                                                           --------------------- ------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income loss                                                  $(5,907)          $(7,850)
     Non-cash items included in net loss:
     Depreciation and amortization.......................               1,614               742
     Amortization of debt issuance costs.................                   -               193
      Goodwill impairment write-down.....................               3,500                 -
     Loss on sale of assets..............................                 187                 -
     Change in receivables...............................                (864)           (3,978)
     Changes in accounts payable and accrued liabilities.              (1,480)            1,092
     Changes in other assets.............................                 354            (1,013)
                                                           --------------------- ------------------
     Net cash used by operating activities...............              (2,596)          (10,814)
                                                           --------------------- ------------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures................................                   -              (360)
     Proceeds from sales of assets.......................                 124             2,419
     Notes receivable, net...............................                 810             1,459
     Other assets........................................                   2                 -
                                                           --------------------- ------------------
     Net cash provided by investing activities...........                 936             3,518
                                                           --------------------- ------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (repayments) under revolving lines of
      credit.............................................               1,250            (4,834)
     Change in restricted cash...........................                 (31)              (25)
     Borrowings (repayments) of debt - net...............                 (77)
                                                           --------------------- ------------------
     Net cash provided (used) by financing activities....               1,142            (4,834)
                                                           --------------------- ------------------
     Decrease in cash and cash equivalents...............                (518)          (12,155)

     Cash and cash equivalents, beginning of period......               5,548            25,558
                                                           --------------------- ------------------
     Cash and cash equivalents, end of period............              $5,030           $13,403
                                                           ===================== ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED APRIL 30, 2001 AND 2000

                                   (UNAUDITED)

1.  ORGANIZATION

         The accompanying unaudited interim consolidated financial statements include the accounts of Innovative Clinical Solutions, Ltd. (together with its subsidiaries, "the Company" or "ICSL") (formerly PhyMatrix Corp.). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. Operating results for the three months ended April 30, 2001 are not necessarily indicative of results that may be expected for the year.

2.  GOING CONCERN EXCEPTION IN THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANT'S
    REPORT

         The Company has generated significant negative cash flow and operating losses over the past several years. In addition, as of April 30, 2001 the Company was in violation of certain covenants of its credit facility, which violations have been waived. The Company's independent public accountants have included a going concern opinion explanatory paragraph in their audit report accompanying the fiscal 2001 financial statements. The paragraph states that the Company's recurring losses and negative cash flow raise substantial doubt as to the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

         The Company's independent public accountants have advised the Company that, if negative cash flow continues, this will result in their review of the necessity for a going concern qualification in their opinion in this fiscal year's annual financial statements.

         . The Company is currently in default of one of the financial covenants contained in the New Credit Facility and has requested a waiver of this default. There can be no assurance that the Company will obtain such waiver. If the Company is not able to obtain a waiver of this default, the New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount of prime plus 5%.

3.  DESCRIPTION OF BUSINESS

         The Company operates two business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, and single-specialty provider network management. The Company began its operations in 1994 and closed the initial public offering of its then existing common stock (the "Old Common Stock") in January 1996. Its primary strategy was to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. In order to expand its service offerings, the Company acquired Clinical Studies Ltd. ("CSL") in October 1997. By 1998, the Company had become an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties.

         REPOSITIONING

         In early 1998, the medical services industry, and in particular the physician practice management ("PPM") industry became the subject of concerted negative scrutiny from industry analysts. The negative publicity surrounding the PPM industry at that time created significant investor skepticism from which the industry has never recovered. Although the Company was a diversified health care provider (its PPM sector represented only 12.1% of its fiscal 1998 revenues), the Company was nevertheless viewed by the market as a PPM provider, resulting in a substantial decline in the Company's stock price. In May 1998, the Company began evaluating various strategic alternatives available to it and in August 1998, the Company's Board of Directors approved several strategic initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research.

         During the years ended January 31, 1999 and 2000, the Board approved plans, consistent with achieving the stated repositioning goal, to divest and exit the Company's PPM business, certain of its ancillary services businesses, a surgery center, a physician network and its real estate service operations. All of these identified assets held for sale had been sold as of April 30, 2000.

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

         RECAPITALIZATION

         In the fourth quarter of fiscal 2000, the Company entered into discussions with the owners of more than 50% of the principal amount of the Debentures regarding the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategy for improving its business and financial condition. These negotiations resulted in a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan"), which provided for the recapitalization of the Company through the exchange of newly issued common stock of the Company (the "New Common Stock"), representing 90% of the issued and outstanding capital stock following the recapitalization, for all of the Debentures. In addition, the Prepackaged Plan provided for the cancellation of all outstanding Old Common Stock and its replacement with New Common Stock representing 10% of the Company's issued and outstanding capital stock following the recapitalization.

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

         On the Effective Date, the Debentures, the Company's issued and outstanding Old Common Stock and the Old Other Interests (as defined in the Prepackaged Plan) were canceled and extinguished. Under the Prepackaged Plan, each holder of Debentures ("Debentureholder") received for each $1,000 in face amount of the Debentures held by such holder on the Effective Date, 108 shares of New Common Stock and each existing stockholder received for each 31 shares of Old Common Stock held by such stockholder on the Effective Date, 1 share of New Common Stock. New Common Stock was issued in whole shares only, with any fractional share amounts rounded up or down, as applicable. As a result of the Prepackaged Plan, 10.8 million shares of New Common Stock are held by the former Debentureholders and approximately 1.2 million are held by former holders of Old Common Stock.

         Under the Prepackaged Plan, claims of all other creditors, whether secured or unsecured, were unimpaired. The Company continued to pay all general unsecured claims during the pendency of the bankruptcy proceedings in the ordinary course of business. On the Effective Date, the Company's existing credit facility was repaid in full and the Company entered into a new revolving credit facility which is secured by security interests in substantially all of the Company's assets, including inventory, accounts receivable, general intangibles, equipment and fixtures. (See Note 11 - Revolving Line of Credit).

         On the Effective Date, the Company's 2000 Stock Option Plan became effective and the Company granted options to purchase 2,028,570 shares of its New Common Stock to its executive officers and certain of its non-employee directors. In addition, the Company entered into employment agreements with the Company's President and Chief Executive Officer and four other executive officers.

4.  BASIS OF PRESENTATION

         The Company and subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 14, 2000. Prior to emerging from Chapter 11 on September 21, 2000, the Company (the "Predecessor") operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The reorganized Company (the "Successor") adopted fresh-start reporting and gave effect to its emergence as of September 20, 2000.

         Under fresh-start reporting, the final consolidated balance sheet as of September 20, 2000 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of April 30, 2001 and January 31, 2001, respectively, the consolidated balance sheets as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to September 20, 2000 since the balance sheet as of April 30, 2001 and January 31, 2001, respectively, are that of a reorganized entity. In addition, the results of the operations of the business prior to September 21, 2000 (the Predecessor) are not comparable to the Company's results of operations due to the emergence from bankruptcy, and the prior period results include the operation of certain discontinued businesses.

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

5.  ASSETS HELD FOR SALE.

         Assets Held for Sale at January 31, 2001 and April 30, 2001 included undeveloped land in Florida, which was sold in July 2001. In addition, at April 30, 2001 Assets Held For Sale included the assets of the Oncology Group which were sold in August 2001. (See Note 14 - Subsequent Events.)

6.  INCOME TAXES

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

7.  REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

         Fresh start reporting requires the Company to restate its assets and liabilities to reflect their reorganization value, which reflects fair value at the date of the reorganization. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and identifiable intangible assets is allocated to a specific intangible referred to as "Reorganization value in excess of amounts allocable to identifiable assets." The implementation of fresh start reporting resulted in a Reorganization value in excess of amounts allocable to identifiable assets of approximately $55 million as of September 20, 2001. This asset is being amortized over five years. Recently, the Financial Accounting Standards Board has concluded that goodwill, such as excess reorganization value, would no longer be amortized but would be subject to periodic review for impairment. (See Note 13 - "Recent Accounting Pronouncements".)

         The reorganization value, which drives the Reorganization value in excess of amounts allocable to identifiable assets, was based, in part, upon the planned integration of the Company's network management and clinical trials/site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations. The decision to sell the network management division, coupled with a revised plan for the remainder of the business triggered an impairment review of the Company's long lived assets. The revised plan provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows to determine the fair value of its assets. Accordingly, in the fourth quarter of 2001, the Company recorded an impairment write-down of $26.9 million, which resulted in a Reorganization value in excess of amounts allocable to identifiable assets of $27 million as of January 31, 2001.

         Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2001, the Company reviewed the value of the Company's long lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, that a further impairment charge of $3.5 million was necessary to write down its assets to fair market value. This write-down was taken in the quarter ended April 30, 2001. The combination of this write-down and amortization during the quarter reduced Reorganization Value in excess of amounts allocable to identifiable assets to $19.9 million as of April 30, 2001.

         There can be no assurances that the Company will be able to find a willing buyer or buyers for network management assets, or that any such buyer or buyers will pay a price that reflects what the Company believes is the fair value of such assets. The Company expects to continue to assess the realizability of its intangible assets as it evaluates it business strategies and further write-downs may be necessary.

8.  NET LOSS PER SHARE

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

         Net loss per share for periods prior to September 20, 2000 is for the Predecessor and is not comparable to net loss per share for the Company, which reflects the exchange of New Common Stock for the Debentures and Old Common Stock. Net loss per share for the three months ended April 30, 2001 was $(0.13). Basic and fully diluted earnings per share are the same because the effect of Common Stock equivalents would be anti-dilutive. The Predecessor Company earnings per share for the three months ended April 30, 2000 is not meaningful and therefore has not been presented.

         A reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations were not provided because the basic and fully diluted EPS are the same.

         For the quarter ended April 30, 2001, approximately 2.6 million shares related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME IN STOCKHOLDER'S EQUITY

         The Company had an investment in a marketable equity security which was considered an available-for-sale investment in the January 31, 2001 balance sheet and was carried at market value, with the difference between cost and market value recorded in the "Accumulated other comprehensive income" component of stockholders' investment. The Company sold this investment during the quarter ended April 30, 2001.

10.  PREPACKAGED PLAN AND FRESH-START REPORTING

          As discussed above, the Company's Prepackaged Plan was consummated on September 21, 2000 and ICSL emerged from Chapter 11. Pursuant to the AICPA's Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), the Company adopted fresh-start reporting in the consolidated balance sheet as of September 20, 2000 to give effect to the reorganization as of such date. Fresh-start reporting required the Company to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Company to allocate its reorganization value to its assets based upon their estimated fair values in accordance with the procedures specified by Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, for transactions reported on the purchase method. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and the identifiable intangible assets has been allocated to a specific intangible referred to as "Reorganization value in excess of amounts allocable to identifiable assets" which is being amortized in accordance with APB Opinion No.17, INTANGIBLE ASSETS, over a five year life. Each liability existing on the date the Prepackaged Plan was confirmed by the Bankruptcy Court, other than deferred taxes, is stated at the present value of the amounts to be paid, determined using an appropriate discount rate. Deferred taxes are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Any benefits derived from pre-confirmation net operating losses will first reduce the Reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and thereafter be reported as a direct addition to additional paid-in capital. Finally, any accounting principle changes required to be adopted in the financial statements of the Company within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.

         The fresh-start reporting reorganization value was primarily derived from a discounted cash flow analysis of the business based on the Company's projected earnings before interest, taxes, depreciation and amortization ("EBITDA") through 2006 fiscal year and discounted to present value using the Company's weighted average cost of capital rate of 19.5%. The discount rate utilized by the Company reflected a relatively high-risk investment. The determination of equity value included in the distributable value as of the Effective Date was derived from an estimated enterprise value of the reorganized Company on an unleveraged basis.

         Based on this methodology, the Company determined that reorganization equity value as of the Effective Date was $50 million, which was more than the market value of its assets on such date. In accordance with the purchase method of accounting, the excess of the reorganization value over net assets, which totaled $55 million, was allocated to "Reorganization value in excess of amount allocable to identifiable assets".

         The calculated revised reorganization equity value was based upon a variety of estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity. The Company regularly reviews the value of the intangible assets represented by "Reorganization Value in excess of amounts allocable to identifiable assets" and writes down this asset as appropriate to represent what it believes is the fair market value of its assets. (See Note 4 - "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets".)

11.  REVOLVING LINES OF CREDIT

         On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but never less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP in the January 31, 2001 audited financial statements, constituted an event of default under the New Credit Facility. In addition, as of April 30, 2001 the Company was in default of certain non-financial and reporting covenants contained in the New Credit Facility. On August 30, 2001, in connection with the sale of the Company's oncology sites, Ableco executed, a waiver of these defaults. On August 30, 2001, the Company and Ableco also executed an amendment to the New Credit Facility which reduced the maximum amount available thereunder to $8.5 million. The Company is currently in default of one of the financial covenants contained in the New Credit Facility and has requested a waiver of this default. There can be no assurance that the Company will obtain such waiver. If the Company is not able to obtain a waiver of this default, the New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount of prime plus 5%.

12.  SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management and site management and research organization. Corporate items consist of corporate expenses and corporate net assets, which are not allocated. In the prior year's quarter corporate items includes the $100 million Debentures. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. The tables below present revenue, pretax income (loss) , and net assets of each reportable segment for the indicated periods:

                                                                  SITE
                                                PROVIDER       MANAGEMENT
                                                 NETWORK      AND RESEARCH     CORPORATE     CONSOLIDATED
                                               MANAGEMENT     ORGANIZATION       ITEMS          TOTALS
                                               ----------     ------------     ---------     ------------
SUCCESSOR
QUARTER ENDED APRIL 30, 2001

Net revenues..............................        $9,809          $8,645          $254          $18,708

Income (loss) before provision for income
   taxes..................................           160             341        (6,408)          (5,907)

Net assets................................         6,092          15,486        (4,914)          16,664

--------------------------------------------------------------------------------------------------------

PREDECESSOR
QUARTER ENDED APRIL 30, 2000

Net revenues..............................       $14,643          $8,157        $2,854          $25,654

Income (loss) before a provision for income
   taxes..................................           209          (3,710)       (4,368)          (7,869)

Net assets................................         8,494          14,373       (96,368)         (73,501)
--------------------------------------------------------------------------------------------------------

13. RECENT ACCOUNTING PRONOUNCEMENTS

          On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "INTANGIBLE ASSETS". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. SFAS 142 applies to existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. At April 30, 2001, the Company had $19.9 million of goodwill on its balance sheet that was being amortized at a rate of $5.1 million annually.

14.  SUBSEQUENT EVENTS

         The Company's New Common Stock was delisted from the OTC Bulletin Board during July 2001 due to the Company's failure to timely file its annual and quarterly reports with the Securities and Exchange Commission.

         On July 13, 2001, the Company closed the sale of an undeveloped tract of land in Sarasota, Florida for $1.8 million. In addition, on August 30, 2001, the Company sold oncology and hematology business operations for approximately $2.5 million. The net proceeds from both transactions were used to pay down the Company's line of credit under the New Credit Facility. In connection therewith, the Company executed an amendment to the New Credit Facility which reduced the maximum amount available thereunder to $8.5 million. The Company also plans to divest itself of its network management assets. There can be no assurances that the Company will be able to find a willing buyer or buyers for network management assets, or that any such buyer or buyers will pay a price that reflects what the Company believes is the fair value of such assets.

         The Company has entered into a non-binding term sheet for the consolidation of CSL and a privately held healthcare company. The proposed transaction involves the merger of CSL with a subsidiary of the other company in exchange for stock. No cash consideration is contemplated to be paid by or to the Company or its stockholders. The Company expects to receive approximately 48% of the stock of the combined enterprise. The Company will hold the stock for future distribution to ICSL's stockholders. The closing of the merger of CSL pursuant to this term sheet is subject to significant conditions, which may not be met, including the execution of a definitive agreement. No assurances can be made that the Company will be able to enter into a definitive agreement or complete the proposed transaction on terms favorable to the Company or at all.

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements that involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended January 31, 2001 concerning certain factors that could cause the Company's actual results to differ materially from the results anticipated in such forward-looking statements. This discussion is hereby incorporated by reference into this Quarterly Report.

INTRODUCTION

         Innovative Clinical Solutions, Ltd. (together with its subsidiaries, the "Company" or "ICSL") (formerly PhyMatrix Corp.) operates two business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, and single-specialty provider network management. The Company began its operations in 1994 and closed the initial public offering of its then existing common stock (the "Old Common Stock") in January 1996. Its primary strategy was to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. In order to expand its service offerings and to take advantage of the higher margins resulting from clinical studies, the Company acquired Clinical Studies Ltd. ("CSL") in October 1997. By 1998, the Company had become an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties.

REPOSITIONING

         In early 1998, the medical services industry, and in particular the physician practice management ("PPM") industry became the subject of concerted negative scrutiny from industry analysts. The negative publicity surrounding the PPM industry at that time created significant investor skepticism from which the industry has never recovered. Although the Company was a diversified health care provider (its PPM sector represented only 12.1% of its fiscal 1998 revenues), the Company was nevertheless viewed by the market as a PPM provider, resulting in a substantial decline in the Company's stock price. In May 1998, the Company began evaluating various strategic alternatives available to it and in August 1998, the Company's Board of Directors approved several strategic initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research.

         During the years ended January 31, 1999 the Board approved, consistent with achieving its stated repositioning goal plans to divest and exit the Company's PPM business, certain of its ancillary services businesses, a surgery center, a physician network and its real estate service operations. All of these identified assets held for sale had been sold as of April 30, 2000.

         Due to market conditions affecting health care services companies generally, the Company realized lower than expected proceeds from its asset divestitures. The Company reported a net loss for the year ended January 31, 1999 of $130.8 million, which included an extraordinary charge of $96.8 million and a $10.5 million nonrecurring expense related to its divestitures. The Company reported a net loss for the fiscal year ended January 31, 2000 of $171.2 million, which included an extraordinary charge of $49.6 million, which was primarily related to the divestitures. These losses and the Company's highly leveraged position, due principally to its $100 million 6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures"), left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business.

RECAPITALIZATION

         In the fourth quarter of fiscal 2000, the Company entered into discussions with the owners of more than 50% of the principal amount of the Debentures regarding the possible exchange of some or all of the Debentures for equity in order to reduce the Company's debt burden and improve the Company's ability to execute its strategy for improving its business and financial condition. These negotiations resulted in a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan"), which provided for the recapitalization of the Company through the exchange of newly issued common stock of the Company (the "New Common Stock"), representing 90% of the issued and outstanding capital stock following the recapitalization, for all of the Debentures. In addition, the Prepackaged Plan provided for the cancellation of all outstanding Old Common Stock and its replacement with New Common Stock representing 10% of the Company's issued and outstanding capital stock following the recapitalization.

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

         On the Effective Date, the Debentures, the Company's issued and outstanding Old Common Stock and the Old Other Interests (as defined in the Prepackaged Plan) were canceled and extinguished. Under the Prepackaged Plan, each holder of Debentures ("Debentureholder") received for each $1,000 in face amount of the Debentures held by such holder on the Effective Date, 108 shares of New Common Stock and each existing stockholder received for each 31 shares of Old Common Stock held by such stockholder on the Effective Date, 1 share of New Common Stock. New Common Stock was issued in whole shares only, with any fractional share amounts rounded up or down, as applicable. As a result of the Prepackaged Plan, 10.8 million shares of New Common Stock are held by the former Debentureholders and approximately 1.2 million are held by former holders of Old Common Stock.

         Under the Prepackaged Plan, claims of all other creditors, whether secured or unsecured, were unimpaired. The Company continued to pay all general unsecured claims during the pendency of the bankruptcy proceedings in the ordinary course of business. On the Effective Date, the Company's existing credit facility was repaid in full and the Company entered into a new revolving credit facility which is secured by security interests in substantially all of the Company's assets, including inventory, accounts receivable, general intangibles, equipment and fixtures. (See Note 11 - Revolving Lines of Credit).

         On the Effective Date, the Company's 2000 Stock Option Plan became effective and the Company granted options to purchase 2,028,570 shares of its New Common Stock to its executive officers and certain of its non-employee directors. In addition, the Company entered into employment agreements with the Company's President and Chief Executive Officer and four other executive officers.

ACCOUNTING TREATMENT

         FRESH-START ACCOUNTING

         As discussed above (See "Recapitalization"), the Company's Prepackaged Plan was consummated on September 21, 2000 and ICSL emerged from Chapter 11. Pursuant to the AICPA's Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), the Company adopted fresh-start reporting in the consolidated balance sheet as of September 20, 2000 to give effect to the reorganization as of such date. Fresh-start reporting required the Company to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Company to allocate its reorganization value to its assets based upon their fair values in accordance with the procedures specified by Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, for transactions reported on the purchase method. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and the identifiable intangible assets has been allocated to a specific intangible referred to as "Reorganization value in excess of amounts allocable to identifiable assets" ("EXCESS REORGANIZATION VALUE"), which is being amortized in accordance with APB Opinion No.17, INTANGIBLE ASSETS, over a 5 year period. Each liability existing on the date the Prepackaged Plan was confirmed by the Bankruptcy Court, other than deferred taxes, is stated at the present value of the amounts to be paid, determined using an appropriate discount rate. Deferred taxes are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Any benefits derived from pre-confirmation net operating losses will first reduce the Excess Reorganization Value (Goodwill) and other intangibles until exhausted and thereafter be reported as a direct addition to additional paid-in capital.

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

         Based on this methodology, the Company determined that reorganization equity value as of the Effective Date was $50 million, which was more than the market value of its assets on such date. In accordance with the purchase method of accounting, the excess of the reorganization value over net assets, which totaled $55 million, was allocated to "Reorganization value in excess of amount allocable to identifiable assets".

         The reorganization equity value of $50 million as of the Effective Date was based, in part, upon the planned integration of the Company's network management and clinical trials/site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations, using the methodology described above. Accordingly, the Company concluded that the reorganization value in excess of the revalued net assets was partially impaired and recorded a write-down of $26.9 million for the 19 weeks ended January 31, 2001. This resulted in "Reorganization value in excess of an amount allocable to identifiable assets" as of January 31, 2001 of $27 million. Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2001, the Company reviewed the value of its long-lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, that a further impairment charge of $3.5 million was necessary to write down its assets to fair market value. This write-down was taken in the quarter ended April 30, 2001. The combination of this write-down and amortization during the quarter reduced Reorganization Value in excess of amounts allocable to identifiable assets to $19.9 million as of April 30, 2001, which amount is being amortized over the five year period commencing on the Effective Date.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "INTANGIBLE Assets". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. The Statement applies to existing goodwill (I.E., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by the APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. At April 30, 2001, the Company had $19.9 million of goodwill on its balance sheet that was being amortized at a rate of $5.1 million annually.

RESULTS OF OPERATIONS

         Notwithstanding the recapitalization, the Company has continued to experience losses and negative cash flows from operations. The rate at which the Company has lost money, however, has diminished significantly. Net cash used by operating activities was $2.5 million in the first quarter of fiscal 2002, compared to $10.8 million net cash used in operations in the first quarter of fiscal 2001. Nevertheless, continued losses and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern and the Company's independent public accountants have included a going concern explanation paragraph in their audit report for the fiscal year ended January 31, 2001. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

         In addition to the operating improvements, the Company sold non-strategic assets including undeveloped land, and the Company's oncology and hematology business operations. In addition the Company has decided to sell the network management division. Also, the Company believes that a strategic merger or sale of its CSL subsidiaries is necessary to improve short-term and long-term profitability. The Company is actively pursuing these alternatives. (See Note 14
- Subsequent Events). However, there can be no assurance that management plans will be successful. (See "Factors to be Considered" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)

PERCENTAGE OF NET REVENUE TABLE

The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                                QUARTER     QUARTER
                                                                                  2002        2001

 Net Revenues..............................................................      100.0%     100.0%
 Salaries, wages and benefits..............................................       30.4%      31.3%
 Professional Fees.........................................................        1.7%      15.4%
 Utilities.................................................................        1.4%       1.7%
 Depreciation and amortization.............................................        8.6%       2.9%
 Rent expense..............................................................        5.5%       7.2%
 Provision for bad debts...................................................        0.0%       0.7%
 Loss on sale of assets                                                            1.0%       0.0%
 Goodwill Impairment                                                              18.7%       0.0%
 Other (primarily capitation expense)......................................       63.6%      64.0%
                                                                               --------      -----


 Total operating costs and administrative expenses.........................      130.9%     123.2%
 Interest expense, net.....................................................        0.7%       7.5%

 Loss before taxes.........................................................      (31.6%)    (30.7%)
 Income tax expense........................................................        0.0%       0.0%

 Net loss..................................................................      (31.6%)    (30.7%)

THE THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2000

         The following discussion reviews the results of operations for the three months ended April 30, 2001 (the "2002 Quarter"), compared to the three months ended April 30, 2000 (the "2001 Quarter").

         REVENUES

         During the 2002 Quarter the Company derived revenues primarily from the following segments: provider network management and site management organizations. Revenues from provider network management were derived from management services to management service organization and administrative services to health plans which include reviewing, processing and paying claims and subcontracting with specialty care physicians to provide covered services.

         Revenues from site management organizations were derived primarily from services provided to pharmaceutical companies for clinical trials. Net revenues were $18.7 million during the 2002 Quarter. Of this amount, $9.8 million or 52.4% of such revenues was attributable to provider network management, $8.6 million or 46.2% was related to site management organizations, and $.3 million or 1.4% was from corporate and discontinued operations.

         Net revenues were $25.7 million during the 2001 Quarter. Of this amount, $14.7 million or 57.1% of such revenues was attributable to provider network management, $8.1 million or 31.8% was related to site management organizations, and $2.9 million or 11.1% was attributable to corporate items and discoutinued operations.

         The Company's net revenues from provider network management services decreased by $4.9 million from $14.7 million for the 2001 Quarter to $9.8 million for 2002 Quarter. The majority of the decrease is attributable to the termination of an unprofitable practice management agreement. The Company's net revenues from site management organizations increased by $.5 million from $8.1 million for the 2001 Quarter to $8.6 million for the 2002 Quarter. The majority of the increase is attributable to increased service activity. The Company's net revenues from corporate and discontinued operations decreased by $2.6 million from $2.9 million for the 2001 Quarter to $.3 million for the 2002 Quarter, and was attributable to the elimination of unprofitable operations.

         EXPENSES

         The Company's salaries, wages and benefits decreased by $2.3 million from $8 million or 31.3% of net revenues during the 2001 Quarter to $5.7 million or 30.4% of net revenues during the 2002 Quarter. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the termination of an unprofitable practice management agreement and the closing of unprofitable site management facilities.

         The Company's professional fees expense (which includes fees paid to physicians) decreased by $2.7 million from $3.9 million or 15.4% of net revenues during the 2001 Quarter to $1.2 million or 6.5% of net revenues during the 2002 Quarter. The decrease in professional fees expense is primarily the result of the termination of unprofitable management agreements and the closing of unprofitable site management facilities.

         The Company's other expenses, which also include utilities, rents, depreciation, amortization, provision for bad debt, and capitation expenses decreased by $5.9 million from $19.6 million or 76.6% of net revenues during the 2001 Quarter to $13.7 million or 73.4% of net revenues during the 2002 Quarter. The dollar decrease in other expenses is due to the reduction in capitation expenses, which corresponds to the decrease in revenues in the network management segment of the business and the reduction in rent expenses due to the closing of site management facilities.

         The Company recorded a loss on the August 30, 2001 sale of the Oncology Group's assets of $0.250 million and a gain of $0.063 million from the sale of marketable securities, both of which were booked in the 2002 Quarter.

         The Company reviewed the value of the Company's long lived assets and determined, based on preliminary expressions of interest received to date for the sale of the Network Management Division, an impairment charge of $3.5 million was necessary to write down its assets to fair market value.

         The Company's interest expense decreased by $1.6 million from $1.9 million in the 2001 Quarter to $.3 million in the 2002 Quarter. The decrease is due to the conversion of the Debentures into New Common Stock pursuant to the Prepackaged Plan.

         The Company's loss prior to income taxes for the 2002 Quarter was $5.9 million, including the $3.5 million goodwill impairment write-down, compared to the loss of $7.9 million in the 2001 Quarter. The reduction of loss during the 2002 Quarter is primarily attributable to the termination of an unprofitable management service agreement and the closing of unprofitable site management facilities as well as the $1.6 million reduction in interest expense.

         LIQUIDITY AND CAPITAL RESOURCES

                  Cash used by operating activities was $2.6 million during the 2002 Quarter and $10.8 million during the 2001 Quarter. At April 30, 2001, the Company's principal sources of liquidity consisted of $5 million in cash and $2.5 million availability under its revolving credit facility, and $4.4 million in Assets Held for Sale. The Company had $29.8 million of current liabilities, including $7.4 million outstanding under the New Credit Facility.

                  Cash provided by investing activities was $0.9 million during the 2002 Quarter and primarily represented the net cash received from notes receivable of $0.8 million. Cash provided by investing activities was $3.5 million during the 2001 Quarter and primarily represented the net cash received from the sale of assets of $2.4 million and net cash received from notes receivable of $1.5 million offset partially by capital expenditures of $0.4 million.

                  Cash used by financing activities was $1.2 million during the 2002 Quarter and primarily represented borrowings under the line of credit. Cash used by financing activities was $4.8 million during the 2001 Quarter and primarily represented the net cash used by operations of $10.8 million less the proceeds from sale of assets of $2.4 million and payments on notes receivable of $1.4 million.

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

                  In conjunction with certain of its acquisitions, the Company has agreed to make payments in shares of Common Stock of the Company at a predetermined future date. The number of shares to be issued is generally determined based upon the average price of the Company's Common Stock during the five business days prior to the date of issuance. In April 2000, the Predecessor Company issued 5,187,627 million shares of Old Common Stock using the methodology discussed above. These shares were converted into 167,342 shares of New Common Stock on the Effective Date of the Prepackaged Plan.

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

                  The Company has received notification from the Internal Revenue Service that the method used to calculate a prior year's tax refund was incorrect by $1.3 million. This will likely result in an assessment of additional taxes and interest under the alternative minimum taxes rules, which assessment would have to be paid in cash. In addition, the Company is discussing several other issues with the Internal Revenue Service. The Company cannot predict the outcome of this examination, but any income adjustment would likely result in a reduction of the Company's net operating loss carryforward, rather than an additional tax liability.

                  Prior to the Effective Date, the Company had outstanding $100 million in face amount of Debentures. The Debentures bore interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15 and matured on June 15, 2003. The Debentures were unsecured obligations of the Company, guaranteed by certain of the Company's wholly owned subsidiaries, and were convertible into Common Stock of the Company at a conversion price of $28.20 per share, subject to adjustment. On the Effective Date, the Debentures were exchanged for 10.8 million shares of New Common Stock representing 90% of the Company's equity. The Company's New Common Stock was delisted from the OTC Bulletin Board during July 2001 due to the Company's failure to timely file its annual and quarterly reports with the Securities and Exchange Commission.

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

                  On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but not less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP in the January 31, 2001 audited financial statements, constituted an event of default under this New Credit Facility. In addition, as of April 30, 2001, the Company was in default of certain non-financial and reporting covenants contained in the New Credit Facility. On August 30, 2001, in connection with the sale of the oncology sites, Ableco executed a waiver of these defaults. On August 30, 2001, the Company and Ableco also executed an amendment to the New Credit Facility which reduced the maximum amount available thereunder to $8.5 million. The Company is currently in default of one of the financial covenants contained in the New Credit Facility. The Company has requested a waiver of this default. There can be no assurance that the Company will obtain such waiver. If the Company is not able to obtain a waiver of this default, the New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount of prime plus 5.0%.

         In May 2001, the Company paid $623,624 in settlement of an arbitration award, which liability was fully reserved on the balance sheet as of January 31, 2001 and April 30, 2001.

         On July 13, 2001, the Company closed the sale of an undeveloped tract of land in Sarasota, Florida for $1.8 million. In addition, on August 30, 2001, the Company sold oncology and hematology business operations for approximately $2.5 million. The net proceeds of these transactions were used to pay down the Company's line of credit under the New Credit Facility. The Company also plans to divest itself of its network management assets. There can be no assurances that the Company will be able to find a willing buyer or buyers for network management assets, or that any such buyer or buyers will pay a price that reflects what the Company believes is the fair value of such assets.

         The Company has entered into a non-binding term sheet for the consolidation of CSL and a privately held healthcare company. The proposed transaction involves the merger of CSL with a subsidiary of the other company in exchange for stock. No cash consideration is contemplated to be paid by or to the Company or its stockholders. The Company expects to receive approximately 48% of the stock of the combined enterprise. The Company will hold stock for future distribution to ICSL's stockholders. The closing of the sale of CSL pursuant to this term sheet is subject to significant conditions, which may not be met, including the execution of a definitive agreement. No assurances can be made that the Company will be able to enter into a definitive agreement or complete the proposed transaction on terms favorable to the Company or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company is exposed to market risk related to interest rates primarily through its borrowing activities. The Company does not use derivative financial instruments for speculative or trading purposes.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is subject to legal proceedings in the ordinary course of its business. The Company does not believe that any such legal proceeding, either singly or in the aggregate, will have a material adverse effect on the Company although there can be no assurance to this effect. Significant legal proceedings involving the Company are described in its Annual Report on Form 10-K for the year ended January 31, 2001.

         As described above under Part I, Item 1, Business, the Company and its wholly owned subsidiaries emerged from bankruptcy proceedings under Chapter 11 on September 21, 2000.

         In February 2001, Medical Office Portfolio Properties Limited Partnership ("MOPP") filed a complaint against the Company and PhyMatrix Management Company, Inc. ("PMCI") in the Palm Beach County Florida Circuit Court (Case No. CL01 1898AF) seeking damages for breach of lease for the premises located in Jupiter, Florida. Total rent under the lease for the balance of the lease term is approximately $2.3 million. The Court has granted a Summary Judgment for the plaintiff in the amount of $2,583,747, plus interest and attorneys fees, on October 11, 2001. A hearing has been scheduled to amend the Company's answer to add affirmative defenses, and file a counter claim for negligent misrepresentation. If granted the Court is required to stay execution of the Summary Judgment.

         In February 2001, MOPP filed a complaint against the Company and PMCI in Palm Beach County Florida Circuit Court (Case No. CL01 1901AB) seeking damages for breach of lease for the premises located in Palm Bay, Florida. Total rent under the lease for the balance of the lease term is approximately $1.3 million. The Company currently is evaluating its defenses to this complaint and exploring possible settlement options. The Court denied the plaintiff's request for Summary Judgment and granted the Company's motion to amend its answer to add affirmative defenses and counterclaim for negligent representation.

         In March 2001, Biltmore Investors Limited Partnership filed a complaint against CSL in Arizona Superior Court (Maricopa County) (No. CV2001-003880) seeking damages of $16,625 for past due rent through February 2001 for breach of lease for the premises located in Phoenix, Arizona. Total rent under the lease for the balance of the lease term is approximately $1.3 million. The Company currently is evaluating its defenses to this complaint and exploring possible settlement options.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but never less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP in the January 31, 2001 audited financial statements, constituted an event of default under this New Credit Facility. In addition, the Company is in default of certain non-financial and reporting covenants contained in the New Credit Facility. On August 30, 2001 Ableco executed a waiver of these defaults. On August 30, 2001, the Company and Ableco also executed an amendment to the New Credit Facility, which reduced the maximum amount available thereunder to $8.5 million. The Company is currently in default of one of the financial covenants contained in the New Credit Facility and has requested a waiver of this default. There can be no assurance that the Company will obtain such waiver. If the Company is not able to obtain a waiver of this default, the New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount of prime plus 5%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the period covered by this report.

ITEM 5. OTHER

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         10.4.1   First Amendment to Financing Agreement dated August 30, 2001.

     (b) Reports on Form 8-K

         No Reports on Form 8-K were filed for the quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INNOVATIVE CLINICAL SOLUTIONS, LTD


                              By:            /s/ Gary S. Gillheeney
                                 -----------------------------------------------
                                               Gary S. Gillheeney
                                     Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)
                                              DATE:OCTOBER 30, 2001