Form 10-Q
period 2001-07-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2001-10-31
CIK 1002022

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                           --------    -------


                         COMMISSION FILE NUMBER 0-27568


                                   -----------


                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
             (Exact name of registrant as specified in its charter)


      DELAWARE                                         65-0617076
State of incorporation)                     (I.R.S. Employer Identification No.)


10 DORRANCE STREET, SUITE 400, PROVIDENCE, RHODE ISLAND                 02903
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

INNOVATIVE CLINICAL SOLUTIONS, LTD.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                                               PAGE
PART I--FINANCIAL INFORMATION

        Item 1. Financial Statements.......................................................................................       1

                Consolidated Balance Sheets--July 31, 2001 (unaudited) and January 31, 2001................................       1

                Consolidated Statements of Operations (unaudited)-- Six Months Ended July 31, 2001 (Successor) and Six
                Months Ended July 31, 2000 (Predecessor).  The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at September 20, 2000. Accordingly, the accompanying Statement of Operations for the six months ended is not comparable in certain material respects to the statement of operations for any period prior to September 20, 2000 since the Statement of
                Operations for the six months ended July 31, 2001 is based upon the balance sheet of a reorganized entity..       2

                Consolidated Statements of Cash Flows (unaudited)-- Six Months Ended July 31, 2001 (Successor) and Six
                Months Ended July 31, 2000 (Predecessor)...................................................................       3

                Notes to Consolidated Financial Statements (unaudited)-- Six Months Ended July 31, 2001 (Successor) and
                Six Months Ended July 31, 2000 (Predecessor)...............................................................    4-10

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......................   11-18

        Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................................      18

PART II--OTHER INFORMATION

        Item 1. Legal Proceedings..........................................................................................      19

        Item 2. Changes in Securities and Use of Proceeds..................................................................      19

        Item 3. Defaults Upon Senior Securities............................................................................      19

        Item 4. Submission of Matters to a Vote of Security Holders........................................................      20

        Item 5. Other Information..........................................................................................      20

        Item 6. Exhibits and Reports on Form 8-K...........................................................................      20

PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                              JULY 31,            JANUARY 31,
                                                                                                2001                 2001
                                                                                            -----------           -----------
                                                                                            (Unaudited)
   ASSETS
   Current assets
   Cash and cash equivalents...............................................................    $  3,660             $  5,548
   Receivables:
      Accounts receivable and unbilled revenue, net........................................      13,134               11,891
      Other receivables....................................................................           3                  208
      Related party and other notes receivables............................................       1,104                1,625
   Prepaid expenses and other current assets...............................................         329                  515
   Assets held for sale....................................................................       2,597                1,913
                                                                                               --------             --------
        Total current assets...............................................................      20,827               21,700
   Property, plant and equipment, net......................................................       3,280                3,975
   Notes receivable........................................................................       1,991                3,093
   Reorganization value in excess of amounts allocable to identifiable assets .............      18,609               27,000
   Restricted cash.........................................................................       2,008                2,062
   Other assets............................................................................         347                  350
                                                                                               --------             --------
        Total assets.......................................................................    $ 47,062             $ 58,180
                                                                                               ========             ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Bank line of credit.....................................................................    $  6,957             $  6,209
   Current portion of debt and capital leases..............................................       3,438                3,460
   Accounts payable........................................................................       1,861                1,464
   Accrued compensation....................................................................       1,063                1,152
   Accrued and other current liabilities...................................................      15,454               18,090
                                                                                               --------             --------
        Total current liabilities..........................................................      28,773               30,375
   Long-term debt and capital leases.......................................................         874                  907
   Other long-term liabilities ............................................................       4,250                4,250
                                                                                               --------             --------
        Total liabilities..................................................................      33,897               35,532
   Commitments and contingencies
   Stockholders' equity:
   Common stock, par value $.01, 40,000 shares authorized, 11,999 shares issued and
      outstanding at July 31, 2001.........................................................         120                  120
   Additional paid in capital..............................................................      49,880               49,880
   Accumulated other comprehensive income..................................................          --                   77
   Accumulated Deficit.....................................................................     (36,835)             (27,429)
                                                                                               --------             --------
        Total stockholders' equity ........................................................      13,165               22,648
                                                                                               --------             --------
        Total liabilities and stockholders' equity.........................................    $ 47,062             $ 58,180
                                                                                               ========             ========

         The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company ("Predecessor") at September 20, 2000. Accordingly, the accompanying statement of operations for the six months ended July 31, 2001 is not comparable in certain material respects to the statement of operations for any period prior to September 20, 2000 since the statement of operations for the six months ended July 31, 2001 is based upon the balance sheet of a reorganized entity.


                                                           SUCCESSOR      PREDECESSOR       SUCCESSOR       PREDECESSOR
                                                            COMPANY         COMPANY          COMPANY          COMPANY
                                                         --------------  ---------------  ---------------  --------------
                                                                   THREE MONTHS                     SIX MONTHS
                                                                      ENDED                           ENDED
                                                                     JULY 31,                        JULY 31,
                                                         -------------------------------  -------------------------------
                                                             2001             2000             2001            2000
                                                         --------------  ---------------  ---------------  --------------
NET REVENUES :
Net revenues from services                                   $   8,364        $  11,137        $  17,263       $  22,148
Net revenues from management service agreements                 10,426           14,657           20,235          29,300
                                                         --------------  ---------------  ---------------  --------------
Total revenue                                                   18,790           25,794           37,498          51,448
OPERATING COSTS AND ADMINISTRATIVE EXPENSES
Salaries, wages and benefits                                     5,390            6,872           11,086          14,895
Professional fees                                                1,331            3,448            2,556           7,388
Utilities                                                          326              603              581           1,040
Depreciation and amortization                                    1,615              755            3,228           1,497
Rent                                                               942            1,539            1,967           3,382
Provision for bad debts                                             30              145               35             318
Loss on sale of assets                                              55                -              242               -
Goodwill impairment write-down                                       -                -            3,500               -
Nonrecurring expenses                                              500            8,021              500           8,021
Capitation expenses and other                                   11,786           16,284           22,618          32,731
                                                         --------------  ---------------  ---------------  --------------
Total operating costs and administrative expenses               21,975           37,667           46,313          69,272
                                                         --------------  ---------------  ---------------  --------------
Income (loss) from operations                                   (3,185)         (11,873)          (8,815)        (17,824)
Interest expense                                                   315            2,453              592           4,371
                                                         --------------  ---------------  ---------------  --------------
Income (loss) before provision for income taxes                 (3,500)         (14,326)          (9,407)        (22,195)
Income tax expense (benefit)                                         -              (27)               -             (46)
                                                         --------------  ---------------  ---------------  --------------
Net income (loss)                                            $  (3,500)      $  (14,299)       $  (9,407)     $  (22,149)
                                                         ==============  ===============  ===============  ==============

NET INCOME (LOSS) PER SHARE-BASIC                            $   (0.29)          *             $   (0.78)         *
NET INCOME (LOSS) PER SHARE-DILUTED                          $   (0.29)          *             $   (0.78)         *
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC                       11,999           *                11,999          *
                                                         ==============                   ===============
                                                                11,999           *                11,999          *
                                                         ==============                   ===============


* EPS FOR THE PREDECESSOR COMPANY IS NOT MEANINGFUL.

         The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                             SUCCESSOR        PREDECESSOR
                                                                              COMPANY           COMPANY
                                                                         ----------------   ----------------
                                                                         SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                          JULY 31, 2001       JULY 31, 2000
                                                                         ----------------   ----------------
             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income loss                                                  $(9,407)         $(22,149)
             Non-cash items included in net loss:
              Depreciation and amortization.....................                3,228             1,497
              Amortization of debt issuance costs...............                   --               383
             Goodwill impairment write-down.....................                3,500                --
              Loss on sale of sale of assets....................                  242             5,074
             Change in receivables..............................               (1,738)            4,959
             Changes in accounts payable and accrued liabilities               (2,024)           (8,624)
             Changes in other assets............................                  130              (381)
                                                                              -------          --------
              Net cash used by operating activities.............               (6,069)          (19,241)
                                                                              -------          --------
              CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures...............................                  (60)             (361)
             Proceeds from sales of assets......................                1,899             4,189
             Notes receivable, net..............................                1,623             6,141
             Other assets.......................................                    3                --
                                                                              -------          --------
              Net cash provided by investing activities.........                3,465             9,969
                                                                              -------          --------
             CASH FLOWS FROM FINANCING ACTIVITIES:
             Borrowings (repayments) under revolving lines of
                credit..........................................                  748            (7,390)
             Change in restricted cash..........................                   23                77
             Borrowings (repayments) of debt - net..............                  (55)               --
                                                                              -------          --------
              Net cash provided (used) by financing activities..                  716            (7,313)
                                                                              -------          --------
             Decrease in cash and cash equivalents..............               (1,888)          (16,585)

             Cash and cash equivalents, beginning of period.....                5,548            25,558
                                                                              -------          --------
             Cash and cash equivalents, end of period...........              $ 3,660          $  8,973
                                                                              =======          ========

              SUPPLEMENTAL CASH FLOW INFORMATION:
             Cash paid for interest                                           $   571          $    800
                                                                              =======          ========
             Cash paid for income taxes                                       $    14          $     35
                                                                              =======          ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JULY 31, 2001 AND 2000

                                   (UNAUDITED)

1. ORGANIZATION

         The accompanying unaudited interim consolidated financial statements include the accounts of Innovative Clinical Solutions, Ltd. (together with its subsidiaries, "the Company" or "ICSL") (formerly PhyMatrix Corp.). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. Operating results for the six months ended July 31, 2001 are not necessarily indicative of results that may be expected for the year.

2. GOING CONCERN EXCEPTION IN THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANT'S
   REPORT

         The Company has generated significant negative cash flow and operating losses over the past several years. In addition, as of July 31, 2001 the Company was in violation of certain covenants of its credit facility, which violations have been waived. The Company's independent public accountants have included a going concern opinion explanatory paragraph in their audit report accompanying the fiscal 2001 financial statements. The paragraph states that the Company's recurring losses and negative cash flow raise substantial doubt as to the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

         Due to market conditions affecting health care services companies generally, the Company realized lower than expected proceeds from its asset divestitures. The Company reported a net loss for the year ended January 31, 1999 of $130.8 million, which included an extraordinary charge of $96.8 million and a $10.5 million nonrecurring expense related to its divestitures. The Company reported a net loss for the fiscal year ended January 31, 2000 of $171.2 million, which included an extraordinary charge of $49.6 million that was primarily related to the divestitures. These losses and the Company's highly leveraged position, due principally to its $100 million 6 3/4% Convertible Subordinated Debentures due 2003 (the "Debentures"), left the Company without the financial resources to execute its strategic plan to grow the research, clinical trials and network management sectors of its business.

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

         Under fresh-start reporting, the final consolidated balance sheet as of September 20, 2000 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of July 31, 2001 and January 31, 2001, respectively, the consolidated balance sheets as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to September 20, 2000 since the balance sheet as of July 31, 2001 and January 31, 2001, respectively, are that of a reorganized entity. In addition, the results of the operations of the business prior to September 21, 2000 (the Predecessor) are not comparable to the Company's results of operations due to the emergence from bankruptcy, and the prior period results include the operation of certain discontinued businesses.

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

5. ASSETS HELD FOR SALE

         Assets Held for Sale at January 31, 2001 included undeveloped land in Florida, which was sold on July 13, 2001. In addition, at July 31, 2001 Assets Held For Sale included the assets of the Oncology Group, which were sold in August 2001. (See Note 14 - Subsequent Events.)

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

         The reorganization value, which drives the Reorganization value in excess of amounts allocable to identifiable assets, was based, in part, upon the planned integration of the Company's network management and clinical trials/site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations. The decision to sell the network management division, coupled with a revised plan for the remainder of the business triggered an impairment review of the Company's long-lived assets. The revised plan provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows to determine the fair value of its assets. Accordingly, in the fourth quarter of 2001, the Company recorded an impairment write-down of $26.9 million, which resulted in a Reorganization value in excess of amounts allocable to identifiable assets of $27 million as of January 31, 2001.

         Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2001, the Company reviewed the value of the Company's long lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, that a further impairment charge of $3.5 million was necessary to write down its assets to fair market value. This write-down was taken in the quarter ended April 30, 2001. The combination of this write-down and amortization during the quarter reduced Reorganization Value in excess of amounts allocable to identifiable assets to $18.6 million as of July 31, 2001.

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

         Net loss per share for periods prior to September 20, 2000 is for the Predecessor and is not comparable to net loss per share for the Company, which reflects the exchange of New Common Stock for the Debentures and Old Common Stock. Net loss per share for the six months ended July 31, 2001 was $(0.13). Basic and fully diluted earnings per share are the same because the effect of Common Stock equivalents would be anti-dilutive. The Predecessor Company earnings per share for the six months ended July 31, 2000 is not meaningful and therefore has not been presented.

         A reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations were not provided because the basic and fully diluted EPS are the same.

         For the quarter ended July 31, 2001, approximately 2.6 million shares related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

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

11. REVOLVING LINES OF CREDIT

         On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but never less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP in the January 31, 2001 audited financial statements, constituted an event of default under the New Credit Facility. In addition, as of July 31, 2001 the Company was in default of certain non-financial and reporting covenants contained in the New Credit Facility. On August 30, 2001, in connection with the sale of the Company's oncology sites, Ableco executed, a waiver of these defaults. On August 30, 2001, the Company and Ableco also executed an amendment to the New Credit Facility, which reduced the maximum amount available thereunder to $8.5 million. The Company is currently in default of one of the financial covenants contained in the New Credit Facility and has requested a waiver of this default. There can be no assurance that the Company will obtain such waiver. If the Company is not able to obtain a waiver of this default, the New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount of prime plus 5%.

12. SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management and site management and research organization. Corporate items consist of corporate expenses and corporate net assets, which are not allocated. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. The tables below present revenue, pretax income (loss), and net assets of each reportable segment for the indicated periods:


                                                                  SITE
                                                 PROVIDER       MANAGEMENT
                                                 NETWORK       AND RESEARCH     CORPORATE     CONSOLIDATED
                                                MANAGEMENT     ORGANIZATION       ITEMS          TOTALS
                                                ----------     ------------       -----          ------
SUCCESSOR
QUARTER ENDED JULY 31, 2001
Net revenues................................      $10,425         $ 8,348      $     16          $18,789
Income (loss) before provision for income
   taxes....................................          201            (360)       (3,341)          (3,501)

PREDECESSOR
QUARTER ENDED JULY 31, 2000
Net revenues................................      $14,657          $8,549      $  2,588          $25,794
Income (loss) before a provision for income
   taxes....................................          (14)           (997)      (13,315)         (14,326)

SUCCESSOR
SIX MONTHS ENDED JULY 31, 2001
Net revenues................................      $20,235         $16,993      $    270          $37,498
Income (loss) before provision for income
   taxes....................................          360             (19)       (9,748)          (9,407)

Net assets..................................        6,240          14,089        (7,165)          13,164

PREDECESSOR
SIX MONTHS ENDED JULY 31, 2000
Net revenues................................      $29,300         $16,706      $  5,442          $51,448
Income (loss) before a provision for income
   taxes....................................          195          (2,597)      (19,793)         (22,195)

Net assets..................................        6,704          14,373      (109,377)         (87,800)

13. RECENT ACCOUNTING PRONOUNCEMENTS

          On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "INTANGIBLE ASSETS". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. SFAS 142 applies to existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. At July 31, 2001, the Company had $18.6 million of goodwill on its balance sheet that was being amortized at a rate of $5.1 million annually.

14. SUBSEQUENT EVENTS

         On August 30, 2001, the Company sold oncology and hematology business operations for approximately $2.5 million. The net proceeds from this transaction were used to pay down the Company's line of credit under the New Credit Facility. In connection therewith, the Company executed an amendment to the New Credit Facility, which reduced the maximum amount available thereunder to $8.5 million. The Company also plans to divest itself of its network management assets. There can be no assurances that the Company will be able to find a willing buyer or buyers for network management assets, or that any such buyer or buyers will pay a price that reflects what the Company believes is the fair value of such assets.

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

         The reorganization equity value of $50 million as of the Effective Date was based, in part, upon the planned integration of the Company's network management and clinical trials/site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations, using the methodology described above. Accordingly, the Company concluded that the reorganization value in excess of the revalued net assets was partially impaired and recorded a write-down of $26.9 million for the 19 weeks ended January 31, 2001. This resulted in "Reorganization value in excess of an amount allocable to identifiable assets" as of January 31, 2001 of $27 million. Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2001, the Company reviewed the value of its long-lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, that a further impairment charge of $3.5 million was necessary to write down its assets to fair market value. This write-down was taken in the quarter ended July 31, 2001. The combination of this write-down and amortization during the quarter reduced Reorganization Value in excess of amounts allocable to identifiable assets to $18.6 million as of July 31, 2001, which amount is being amortized over the five year period commencing on the Effective Date.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "INTANGIBLE Assets". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. The Statement applies to existing goodwill (I.E., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by the APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. At July 31, 2001, the Company had $18.6 million of goodwill on its balance sheet that was being amortized at a rate of $5.1 million annually.

RESULTS OF OPERATIONS

         Notwithstanding the recapitalization, the Company has continued to experience losses and negative cash flows from operations. The rate at which the Company has lost money, however, has diminished significantly. Net cash used by operating activities was $6.1 million in the first six months of fiscal 2002, compared to $19.2 million net cash used in operations in the first six months of fiscal 2001. Nevertheless, continued losses and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern and the Company's independent public accountants have included a going concern explanation paragraph in their audit report for the fiscal year ended January 31, 2001. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

         In addition to the operating improvements, the Company sold non-strategic assets including undeveloped land, and the Company's oncology and hematology business operations. In addition, the Company has decided to sell the network management division. Also, the Company believes that a strategic merger or sale of its CSL subsidiaries is necessary to improve short-term and long-term profitability. The Company is actively pursuing these alternatives. (See Note 14
- Subsequent Events). However, there can be no assurance that management plans will be successful. (See "Factors to be Considered" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)

PERCENTAGE OF NET REVENUE TABLE

The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                       Successor      Predecessor       Successor       Predecessor
                                                        Company         Company          Company          Company
                                                     --------------  ---------------  ---------------  --------------
                                                               Three Months                     Six Months
                                                                  Ended                           Ended
                                                                 July 31,                        July 31,
                                                     -------------------------------  -------------------------------
                                                         2001             2000             2001            2000
                                                     --------------  ---------------  ---------------  --------------
Net revenues :
Net revenues from services                                  100.0%           100.0%           100.0%          100.0%
Operating costs and administrative expenses
Salaries, wages and benefits                                 26.6%            26.6%            29.6%           29.0%
Professional fees                                             7.1%            13.4%             6.8%           14.4%
Utilities                                                     1.7%             2.3%             1.5%            2.0%
Depreciation and amortization                                 8.6%             2.9%             8.6%            2.9%
Rent                                                          5.0%             6.0%             5.2%            6.6%
Provision for bad debts                                       0.2%             0.6%             0.1%            0.6%
Loss on sale of assets                                        0.3%             0.0%             0.6%            0.0%
Goodwill impairment write-down                                0.0%             0.0%             9.3%            0.0%
Nonrecurring expenses                                         2.7%            31.1%             1.3%           15.6%
Capitation expenses and other                                62.7%            63.1%            60.3%           63.6%
                                                     --------------  ---------------  ---------------  --------------
Total operating costs and administrative expenses           116.9%           146.0%           123.5%          134.7%
                                                     --------------  ---------------  ---------------  --------------
Income (loss) from operations                               (16.9%)          (46.0%)          (23.5%)         (34.7%)
Interest expense, net                                         1.7%             9.5%             1.6%            8.5%
                                                     --------------  ---------------  ---------------  --------------
Income (loss) before provision for income taxes             (18.6%)          (55.5%)          (25.1%)         (43.1%)
Income tax expense (benefit)                                   0.0%           (0.1%)             0.0%          (0.1%)
                                                     --------------  ---------------  ---------------  --------------
Net income (loss)                                           (18.6%)          (55.4%)          (25.1%)         (43.1%)
                                                     ==============  ===============  ===============  ==============


The Three and Six Months Ended July 31, 2001 Compared to the Three and Six Months Ended July 31, 2000

         The following discussion reviews the results of operations for the three and six months ended July 31, 2001 (the "2002 Quarter" and the "2002 Period"), respectively, compared to the three and six months ended July 31, 2000 (the "2001 Quarter" and the "2001 Period").

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

         Revenues from site management organizations were derived primarily from services provided to pharmaceutical companies for clinical trials. Net revenues were $18.8 million and $37.5 million during the 2002 Quarter and 2002 Period, respectively. Of this amount, $10.4 million and $20.2 million or 55.5% and 54.0% of such revenues was attributable to provider network management; $8.4 million and $17.3 million or 44.5% and 46.0% was related to site management organizations.

         Net revenues were $25.8 million and $51.4 million during the 2001 Quarter and 2001 Period, respectively. Of this amount, $14.7 million and $29.3 million or 56.8% and 57.0% of such revenues was attributable to provider network management; $11.1 million and $22.1 million or 43.2% and 43.0% was related to site management organizations.

         The Company's net revenues from provider network management services decreased by $4.3 million from $14.7 million for the 2001 Quarter to $10.4 million for 2002 Quarter and decreased by $9.1 million from $29.3 million for the 2001 Period to $20.2 million for the 2002 Period. The majority of the decrease is attributable to the termination of an unprofitable practice management agreement. The Company's net revenues from site management organizations decreased by $2.7 million from $11.1 million for the 2001 Quarter to $8.4 million for the 2002 Quarter and by $4.8 million from $22.1 million for the 2001 period to $17.3 million for the 2001 Period. The majority of the decrease is attributable to the closing of unprofitable site management facilities.

         EXPENSES

         The Company's salaries, wages and benefits decreased by $1.5 million from $6.9 million or 26.6% of net revenues during the 2001 Quarter to $5.4 million or 28.7% of net revenues during the 2002 Quarter and by $3.8 million from $14.9 million or 29.0% of net revenues during the 2001 Period to $11.1 million or 29.6% of net revenues during the 2002 period. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the termination of an unprofitable practice management agreement and the closing of unprofitable site management facilities.

         The Company's professional fees expense (which includes fees paid to physicians) decreased by $2.1 million from $3.4 million or 13.4% of net revenues during the 2001 Quarter to $1.3 million or 7.1% of net revenues during the 2002 Quarter and by $4.8 million from $7.4 million or 14.4% of net revenues during the 2001 Period to $2.6 million or 6.8% of net revenues during the 2002 Period. The decrease in professional fees expense is primarily the result of the termination of unprofitable management agreements and the closing of unprofitable site management facilities.

         The Company's other expenses, which also include supplies, utilities, rents, depreciation, amortization, provision for bad debt, and capitation expenses decreased by $4.6 million from $19.3 million or 74.9% of net revenues during the 2001 Quarter to $14.7 million or 78.2% of net revenues during the 2002 Quarter and by $10.5 million from $38.9 million or 75.7% of net revenues during the 2001 Period to $28.4 million or 75.8% of net revenues during the 2002 Period. The dollar decrease in other expenses is due to the reduction in capitation and supply related expenses, which corresponds to the decrease in revenues in the network management segment of the business and the reduction in rent expenses due to the closing of site management facilities.

         The Company recorded a loss of $.055 million related to disposition costs on the sale of land during the 2002 Quarter as well as a loss on the August 30, 2001 sale of the Oncology Group's assets of $0.250 million and a gain of $0.063 million from the sale of marketable securities recorded during the 2002 Period.

         The Company reviewed the value of the Company's long lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, an impairment charge of $3.5 million was necessary to write down its assets to fair market value during the 2002 Period.

         The Company's interest expense decreased by $2.1 million from $2.4 million or 9.5% of net revenues during the 2001 Quarter to $.3 million or 1.7% of net revenues during the 2002 Quarter and by $3.8 million from $4.4 million or 8.5% of net revenues to $.6 million or 1.6% of net revenues during the 2002 Period. The decrease is due to the conversion of the Debentures into New Common Stock pursuant to the Prepackaged Plan.

         The Company's loss prior to income taxes during the 2002 Quarter was $3.5 million, compared to a loss of $14.3 million in the 2001 Quarter and $9.4 million for the 2002 Period compared to $22.1 for the 2001 Period. The reduction of loss during the 2002 Quarter and 2002 Period is primarily attributable to the termination of an unprofitable management service agreement and the closing of unprofitable site management facilities.

         LIQUIDITY AND CAPITAL RESOURCES

                  Cash used by operating activities was $6.1 million during the 2002 Period and $19.2 million during the 2001 Period. At July 31, 2001, the Company's principal sources of liquidity consisted of $3.7 million in cash and $3.0 million availability under its revolving credit facility, and $2.6 million in Assets Held for Sale. The Company had $28.8 million of current liabilities, including $7.0 million outstanding under the New Credit Facility.

                  Cash provided by investing activities was $3.5 million during the 2002 Period and primarily represented the net cash received from the sales of assets of $1.9 million and from collections against notes receivable of $1.6 million. Cash provided by investing activities was $10.0 million during the 2001 Period and primarily represented the net cash received from the sale of assets of $4.2 million and net cash received from notes receivable of $6.1 million offset partially by capital expenditures of $0.4 million.

                  Cash provided by financing activities was $0.7 million during the 2002 Period and primarily represented the borrowings under the New Credit Facility, net of debt payments. Cash used by financing activities was $7.3 million during the 2001 Period and primarily represented the net payments against the existing Credit Facility.

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

                  On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but not less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP in the January 31, 2001 audited financial statements, constituted an event of default under this New Credit Facility. In addition, as of July 31, 2001, the Company was in default of certain non-financial and reporting covenants contained in the New Credit Facility. On August 30, 2001, in connection with the sale of the oncology sites, Ableco executed a waiver of these defaults. On August 30, 2001, the Company and Ableco also executed an amendment to the New Credit Facility, which reduced the maximum amount available thereunder to $8.5 million. The Company is currently in default of one of the financial covenants contained in the New Credit Facility. The Company has requested a waiver of this default. There can be no assurance that the Company will obtain such waiver. If the Company is not able to obtain a waiver of this default, the New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount of prime plus 5.0%.

         In May 2001, the Company paid $623,624 in settlement of an arbitration award, which liability was fully reserved on the balance sheet as of January 31, 2001.

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

         None

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

                                INNOVATIVE CLINICAL SOLUTIONS, LTD


                                By:          /s/ Gary S. Gillheeney
                                    --------------------------------------------
                                                Gary S. Gillheeney
                                       Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)
                                              DATE: OCTOBER 30, 2001