Form 10-Q
period 2001-10-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2001-12-21
CIK 1002022

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

(MARK ONE)



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

                     Common stock, par value $0.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         On December 13, 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $591,692. On December 13, 2001, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 11,998,972.

INNOVATIVE CLINICAL SOLUTIONS, LTD.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                         PAGE
PART I--FINANCIAL INFORMATION

        Item 1. Financial Statements.....................................   1

                Consolidated Balance Sheets--October 31, 2001
                (unaudited) and January 31, 2001.........................   1

                Consolidated Statements of Operations (unaudited)--
                Three Months Ended October 31, 2001 and Five Weeks
                Ended October 31, 2000 (Successor) and Eight Weeks
                Ended September 20, 2000 (Predecessor). The purchase
                method of accounting was used to record the fair
                value of assets and assumed liabilities of the
                reorganized company at September 20, 2000.
                Accordingly, the accompanying Statements of
                Operations for the three months ended October 31,
                2001 and five weeks ended October 31, 2000 are not
                comparable in certain material respects to the
                Statement of Operations for any period prior to
                September 20, 2000 since the Statement of Operations
                for the three months ended October 31, 2001 and the
                five weeks ended October 31, 2000 are based upon
                the operations of a reorganized entity...................   2

                Consolidated Statements of Operations
                (unaudited) -- Nine Months Ended October 31, 2001
                and Five Weeks Ended October 31, 2000 (Successor)
                and period ended September 20, 2000 (Predecessor).
                The purchase method of accounting was used to record
                the fair value of assets and assumed liabilities
                of the reorganized company at September 20, 2000.
                Accordingly, the accompanying Statements of
                Operations for the nine months ended October 31,
                2001 and five weeks ended October 31, 2000 are
                not comparable in certain material respects to
                the Statement of Operations for any period prior
                to September 20, 2000 since the Statement of
                Operations for the nine months ended October 31,
                2001 and the five weeks ended October 31, 2000
                are based upon the operations of a reorganized
                entity...................................................   3

                Consolidated Statements of Cash Flows
                (unaudited) -- Nine Months Ended October 31, 2001
                and Five Weeks Ended October 31, 2000 (Successor)
                and Period Ended September 20, 2000
                (Predecessor)............................................   4

                Notes to Consolidated Financial Statements
                (unaudited)-- Nine Months Ended October 31, 2001
                and Five Weeks Ended October 31, 2000 (Successor)
                and Period Ended September 20, 2000 (Predecessor)........  5-14

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................... 14-23

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk..............................................  23

PART II--OTHER INFORMATION

        Item 1. Legal Proceedings........................................  24

        Item 2. Changes in Securities and Use of Proceeds................  25

        Item 3. Defaults Upon Senior Securities..........................  25

        Item 4. Submission of Matters to a Vote of Security Holders......  26

        Item 5. Other Information........................................  26

        Item 6. Exhibits and Reports on Form 8-K.........................  26

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    October 31,           January 31,
                                                                                        2001                 2001
                                                                                 -------------------  --------------------
                                                                                    (Unaudited)
 ASSETS
 Current assets
     Cash and cash equivalents                                                              $ 3,501               $ 5,548
     Receivables:
        Accounts receivable, net                                                             11,890                11,891
        Other receivables                                                                       155                   208
        Notes receivable                                                                      1,115                 1,625
     Prepaid expenses and other current assets                                                  655                   515
     Assets held for sale                                                                         -                 1,913
                                                                                 -------------------  --------------------
             Total current assets                                                            17,316                21,700

 Property, plant and equipment, net                                                           3,125                 3,975
 Notes receivable                                                                             2,005                 3,093
 Reorganization value in excess of amounts
    allocable to identifiable assets                                                         17,438                27,000
 Restricted cash                                                                              2,420                 2,062
 Other assets                                                                                   346                   350
                                                                                 -------------------  --------------------
             Total assets                                                                  $ 42,650              $ 58,180
                                                                                 ===================  ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Bank line of credit                                                                    $ 6,051               $ 6,209
     Current portion of debt and capital leases                                               2,744                 3,460
     Accounts payable                                                                         2,873                 1,464
     Accrued compensation                                                                     1,119                 1,152
     Accrued  and other current liabilities                                                  18,539                18,090
                                                                                 -------------------  --------------------
             Total current liabilities                                                       31,326                30,375

 Long-term debt and capital leases                                                              940                   907
 Other long-term liabilities                                                                  3,032                 4,250
                                                                                 -------------------  --------------------
             Total liabilities                                                               35,298                35,532
  Commitments and contingencies
  Stockholders' equity:
       Common stock, par value $.01, 40,000 shares authorized,
       11,999 shares issued and outstanding at October 31, 2001 and January 31, 2001            120                   120
     Additional paid in capital                                                              49,880                49,880
     Accumulated other comprehensive income                                                       -                    77
     Accumulated deficit                                                                    (42,648)              (27,429)
                                                                                 -------------------  --------------------
Total stockholders' equity                                                                    7,352                22,648
                                                                                 -------------------  --------------------
Total liabilities and stockholders' equity                                                 $ 42,650              $ 58,180
                                                                                 ===================  ====================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

             INNOVATIVE CLINICAL SOLUTIONS, LTD.
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
             (In thousands, except per share data)


   The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at September 20, 2000. Accordingly, the accompanying Statements of Operations for the three months ended October 31, 2001 and five weeks ended October 31, 2000 are not comparable in certain material respects to the Statement of Operations for any period prior to September 20, 2000 since the Statement of Operations for the three months ended October 31, 2001 and the five weeks ended October 31, 2000 are based upon the operations of a reorganized entity.




                                                                   PREDECESSOR
                                                                     COMPANY                       SUCCESSOR COMPANY
                                                               --------------------    -------------------------------------------
                                                                   EIGHT WEEKS             FIVE WEEKS           THREE MONTHS
                                                                      ENDED                   ENDED                 ENDED
                                                                  SEPTEMBER 20,            OCTOBER 31,           OCTOBER 31,
                                                                      2000                     2000                  2001
                                                               --------------------    -------------------- ----------------------
Net revenues from services                                                 $ 5,412                 $ 3,383                $ 7,306
Net revenues from management service agreements                              8,895                   5,559                 10,435
                                                               --------------------    -------------------- ----------------------
         Total revenue                                                      14,307                   8,942                 17,741
                                                               --------------------    -------------------- ----------------------
Operating costs and administrative expenses:
Salaries, wages and benefits                                                 3,817                   2,385                  4,592
Professional fees                                                              852                     532                  1,743
Utilities                                                                      252                     157                    271
Depreciation and amortization                                                  396                     520                  1,510
Rent                                                                           667                     417                  1,078
Provision for bad debts                                                        730                       -                     11
Gain on sale of assets                                                           -                       -                    (19)
Asset impairment writedown                                                       -                       -                  3,000
Nonrecurring expenses                                                        1,070                       -                    250
Capitation expenses and other                                                9,885                   6,180                 10,704
                                                               --------------------    -------------------- ----------------------
          Total operating costs and administrative expenses                 17,669                  10,191                 23,140
                                                               --------------------    -------------------- ----------------------
Loss from operations                                                        (3,362)                 (1,249)                (5,399)
Interest expense, net                                                         (245)                   (153)                  (413)
Reorganization item                                                           (666)                      -                      -
                                                               --------------------    -------------------- ----------------------
Loss before income taxes and extraordinary items                            (4,273)                 (1,402)                (5,812)
Income taxes                                                                 1,502                       -                      -
                                                               --------------------    -------------------- ----------------------
Loss before extraordinary item                                              (5,775)                 (1,402)                (5,812)
Extraordinary gain - Cancellation of debt                                  100,000                       -                      -
                                                               --------------------    -------------------- ----------------------
             Net income (loss)                                            $ 94,225                $ (1,402)              $ (5,812)
                                                               ====================    ==================== ======================
Net loss per share--basic (Note 9)                                       *                          $ (0.12)               $ (0.48)
Weighted average shares outstanding--basic                               *                           11,999                 11,999

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

                       INNOVATIVE CLINICAL SOLUTIONS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

   The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at September 20, 2000. Accordingly, the accompanying Statements of Operations for the three months ended October 31, 2001 and five weeks ended October 31, 2000 are not comparable in certain material respects to the Statement of Operations for any period prior to September 20, 2000 since the Statement of Operations for the three months ended October 31, 2001 and the five weeks ended October 31, 2000 are based upon the operations of a reorganized entity.


                                                                    PREDECESSOR
                                                                    COMPANY                       SUCCESSOR COMPANY
                                                                    34 WEEKS                      FIVE       NINE MONTHS
                                                                                                  WEEKS
                                                                      ENDED                       ENDED        ENDED
                                                                    SEPTEMBER 20,                 OCTOBER    OCTOBER 31,
                                                                                                  31,
                                                                       2000                       2000             2001
Net revenues from services                                          $         27,560          $   3,383            $24,569
Net revenues from management service agreements                               38,195              5,559            30,670
Total revenue                                                                 65,755              8,942            55,239
Operating costs and administrative expenses:
Salaries, wages and benefits                                                  18,712              2,385            15,678
Professional fees                                                             8,240               532              4,299
Utilities                                                                     1,292               157              852
Depreciation and amortization                                                 1,893               520              4,738
Rent                                                                          4,049               417              3,045
Provision for bad debts                                                       1,048               -                46
Loss on sale of assets                                                        -                   -                223
Asset impairment writedown                                                    -                   -                6,500
Nonrecurring expenses                                                         9,091               -                750
Capitation expenses and other                                                 42,616              6,180            33,322
Total operating costs and administrative expenses                             86,941              10,191           69,453
Loss from operations                                                          (21,186)            (1,249)          (14,214)
Interest expense, net                                                         (4,616)             (153)            (1,005)
Reorganization item                                                           (666)               -                -
Loss before income taxes and extraordinary item                               (26,468)            (1,402)          (15,219)
Income taxes                                                                  1,456               -                -
Loss before extraordinary item                                                (27,924)            (1,402)          (15,219)
Extraordinary gain - Cancellation of debt                                     100,000             -                -
Net income (loss)                                                   $         72,076          $   (1,402)    $     (15,219)
Net loss per share--basic (Note 9)                                            *               $   (0.12)     $     (1.27)
Weighted average shares outstanding--basic                                    *                   11,999           11,999
* EPS for the Predecessor Company is not meaningful.

The accompanying notes are an integral part of the consolidated financial statements.

              INNOVATIVE CLINICAL SOLUTIONS, LTD.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                         (In thousands)

                                                                  PREDECESSOR
                                                                    COMPANY             SUCCESSOR COMPANY
                                                             -----------------------  ---------------------------------------------
                                                                    34 WEEKS               FIVE WEEKS             NINE MONTHS
                                                                      ENDED                   ENDED                  ENDED
                                                               SEPTEMBER 20, 2000       OCTOBER 31, 2000       OCTOBER 31, 2001
                                                             -----------------------  ---------------------- ----------------------
Cash flows from operating activities:
Net income (loss)                                                          $ 72,076                $ (1,402)             $ (15,219)
Noncash items included in net income (loss):
Extraordinary gain--cancellation of debt                                    (100,000)                      -                      -
Depreciation and amortization                                                 1,893                     520                  4,738
Nonrecurring charges                                                          5,074                       -                    750
Loss on sale of assets                                                            -                       -                    223
Asset impairment writedown                                                        -                       -                  6,500
Changes in receivables                                                        6,218                     500                   (715)
Changes in accounts payable and accrued liabilities                          (7,254)                    540                 (2,907)
Changes in other assets                                                         990                     483                   (140)
                                                             -----------------------  ---------------------- ----------------------
Net cash provided (used) by operating activities before
  reorganization items                                                      (21,003)                    641                 (6,770)
                                                             -----------------------  ---------------------- ----------------------
Operating cash flows from reorganization items:
Cancellation of accrued interest on debentures                               (4,218)                      -                      -
Bankruptcy-related professional fees                                          1,350                       -                      -
Writeoff of unamortized balance of debenture finance costs                    1,838                       -                      -
                                                             -----------------------  ---------------------- ----------------------
Net cash used by reorganization items                                        (1,030)                      -                      -
                                                             -----------------------  ---------------------- ----------------------
Net cash used by operating activities                                       (22,033)                    641                 (6,770)
                                                             -----------------------  ---------------------- ----------------------
Cash flows from investing activities:
Capital expenditures                                                           (547)                   (113)                  (230)
Sale of assets                                                                4,672                       -                  4,551
Notes receivable, net                                                         6,550                     250                  1,598
Other assets                                                                      -                       -                      3
                                                             -----------------------  ---------------------- ----------------------
Net cash provided by investing activities                                    10,675                     137                  5,922
                                                             -----------------------  ---------------------- ----------------------
Cash flows from financing activities:
Proceeds (repayment) of line of credit, net                                 (11,802)                  4,638                   (158)
Changes in restricted cash                                                       77                       -                   (358)
Repayment of debt, net                                                            -                       -                   (683)
                                                             -----------------------  ---------------------- ----------------------
Net cash provided (used) by financing activities                            (11,725)                  4,638                 (1,199)
                                                             -----------------------  ---------------------- ----------------------

Increase (decrease) in cash and cash equivalents                            (23,083)                  5,416                 (2,047)
Cash and cash equivalents, beginning of period                               25,558                   2,475                  5,548
                                                             -----------------------  ---------------------- ----------------------
Cash and cash equivalents, end of period                                    $ 2,475                 $ 7,891                $ 3,501
                                                             =======================  ====================== ======================

             The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     NINE MONTHS ENDED OCTOBER 31, 2001 AND
                FIVE WEEKS ENDED OCTOBER 31, 2000 (SUCCESSOR) AND
                  PERIOD ENDED SEPTEMBER 20, 2000 (PREDECESSOR)
                                   (UNAUDITED)

1.  ORGANIZATION

         The accompanying unaudited interim consolidated financial statements include the accounts of Innovative Clinical Solutions, Ltd. (together with its subsidiaries, "the Company" or "ICSL"). These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. Operating results for the nine months ended October 31, 2001 are not necessarily indicative of results that may be expected for the year.

2.  GOING CONCERN EXCEPTION IN THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANT'S
    REPORT

         The Company has generated significant negative cash flow and operating losses over the past several years. In addition, as of October 31, 2001 the Company was in violation of certain covenants of its credit facility, which violations were subsequently waived. The Company's independent public accountants have included a going concern explanatory paragraph in their audit report accompanying the fiscal 2001 financial statements. The paragraph states that the Company's recurring losses and negative cash flow raise substantial doubt as to the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

         The Company's independent public accountants have also advised the Company that, if negative cash flow continues without additional equity or other financing sources, this will result in the necessity for a continued going concern qualification in their opinion in this fiscal year's annual financial statements.

         The Company was in default of certain financial and reporting covenants contained in the amended New Credit Facility as of July 31, 2001 and has executed a Forbearance Agreement with respect to this default pursuant to which the lender has agreed to forbear exercising any of its default remedies until January 31, 2002. The Company is also in default of a revenue covenant contained in the amended New Credit Facility as of October 31, 2001 and has requested a waiver of such default. See Note 12--Revolving Line of Credit and Note Payables.

3.  DESCRIPTION OF BUSINESS

         The Company operates two business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, and single-specialty provider network management. The Company began its operations in 1994 and closed the initial public offering of its then existing common stock (the "Old Common Stock") in January 1996. Its primary strategy was to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. In order to expand its service offerings, the Company acquired Clinical Studies, Ltd. in October 1997. By 1998, the Company had become an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties.

         REPOSITIONING

         In May 1998, in response to the adverse impact of negative publicity surrounding the medical services industry, the Company began evaluating various strategic alternatives available to it and in August 1998, the Company's Board of Directors approved several strategic initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. During the years ended January 31, 1999 and 2000, the Board approved plans, consistent with achieving the stated repositioning goal, to divest and exit the Company's physician practice management business, certain of its ancillary services businesses, a surgery center, a physician network and its real estate service operations. All of these identified assets held for sale had been sold as of April 30, 2000.

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

         Under the Prepackaged Plan, claims of all other creditors, whether secured or unsecured, were unimpaired. The Company continued to pay all general unsecured claims during the pendency of the bankruptcy proceedings in the ordinary course of business. On the Effective Date, the Company's existing credit facility was repaid in full and the Company entered into a new revolving credit facility which is secured by security interests in substantially all of the Company's assets, including inventory, accounts receivable, general intangibles, equipment and fixtures. (See Note 12 - Revolving Line of Credit and Notes Payable).

         On the Effective Date, the Company's 2000 Stock Option Plan became effective and the Company granted options to purchase 2,028,570 shares of its New Common Stock to its executive officers and certain of its non-employee directors. In addition, the Company entered into employment agreements with the Company's President and Chief Executive Officer and four other executive officers.

4.  SIGNIFICANT EVENTS

         SALE OF ONCOLOGY GROUP

         On August 30, 2001, the Company sold the oncology and hematology business operations for approximately $2.5 million. The net proceeds from this transaction were used to pay down the Company's line of credit under the New Credit Facility. In connection therewith, the Company executed an amendment to the New Credit Facility, which reduced the maximum amount available under the New Credit Facility to $8.5 million.

         PLANNED MERGER OF CLINICAL STUDIES, LTD. AND COMPREHENSIVE NEUROSCIENCE, INC.

         On October 31, 2001, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") for the merger of its wholly owned subsidiary, Clinical Studies, Ltd ("CSL"), with Comprehensive Neuroscience, Inc. ("CNS"), a privately held healthcare company. Under the terms of the Merger Agreement, a specially created subsidiary of CNS will merge into CSL ("the Merger"), with CSL as the surviving company becoming a wholly owned subsidiary of CNS. The Company will receive common stock of CNS in exchange for its CSL stock. No cash consideration is contemplated to be paid by or to the Company or its stockholders. The Company expects to receive approximately 43% of the voting securities of the combined enterprise at the date of the Merger, taking into account convertible notes which would be issued by CNS simultaneously with the Merger and that have voting rights. The closing of the Merger is subject to significant conditions, which may not be met, including the replacement of the New Credit Facility, and CNS securing new convertible debt sufficient to provide CNS with at least $4.0 million of cash following the Merger. CNS has received a commitment letter from Heller Healthcare Finance ("Heller") for a $10 million line of credit to replace the New Credit Facility. The parties are negotiating a loan agreement with Heller, but no assurances can be given that a definitive loan agreement will be executed. CNS has received verbal commitments from certain CNS stockholders and ICSL's major stockholder to subscribe for $3.5 million of the new convertible debt, but no assurances can be given that this amount will be subscribed to at closing. For further detailed information concerning the Merger, CNS and CSL please refer to the Information Statement filed with the SEC on December 11, 2001, and mailed to ICSL stockholders on such date. The parties currently expect the Merger to be consummated on January 15, 2002, but there can be no assurances that the transaction will be completed by such date, or at all.

5.  BASIS OF PRESENTATION

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

         Under fresh-start reporting, the final consolidated balance sheet as of September 20, 2000 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of October 31, 2001 and January 31, 2001, respectively, the consolidated balance sheets as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to September 20, 2000 since the balance sheet as of October 31, 2001 and January 31, 2001, respectively, are that of a reorganized entity. In addition, the results of the operations of the business prior to September 21, 2000 (the Predecessor) are not comparable to the Company's results of operations due to the emergence from bankruptcy, and the prior period results include the operation of certain discontinued businesses.

         The Company's independent public accountants have included a going concern explanatory paragraph in their audit report accompanying the fiscal 2001 financial statements. The paragraph states that the Company's recurring losses and negative cash flow raise substantial doubt as to the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

6.  ASSETS HELD FOR SALE

         Assets Held for Sale at January 31, 2001 included undeveloped land in Florida, which was sold on July 13, 2001. During August 2001, the Company sold the assets of the Oncology Group, which were reflected as Assets Held for Sale at July 31, 2001.

7.  INCOME TAXES

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

8. REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

         Fresh start reporting requires the Company to restate its assets and liabilities to reflect their reorganization value, which reflects fair value at the date of the reorganization. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and identifiable intangible assets is allocated to a specific intangible referred to as "Reorganization value in excess of amounts allocable to identifiable assets." The implementation of fresh start reporting resulted in a Reorganization value in excess of amounts allocable to identifiable assets of approximately $55 million as of September 20, 2000. This asset is being amortized over five years. Recently, the Financial Accounting Standards Board has concluded that goodwill, such as excess reorganization value, would no longer be amortized but would be subject to periodic review for impairment. (See Note 14 - "Recent Accounting Pronouncements".)

         The reorganization value, which drives the Reorganization value in excess of amounts allocable to identifiable assets, was based, in part, upon the planned integration of the Company's network management and clinical trials/site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations. The decision to sell the network management division, coupled with a revised plan for the remainder of the business triggered an impairment review of the Company's long-lived assets. The revised plan provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows to determine the fair value of its assets. Accordingly, in the fourth quarter of fiscal 2001, the Company recorded an impairment write-down of $26.9 million, which resulted in a Reorganization value in excess of amounts allocable to identifiable assets of $27 million as of January 31, 2001.

         Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2001, the Company reviewed the value of the Company's long lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, that a further impairment charge of $3.5 million was necessary to write down its assets to fair market value. This write-down was taken in the quarter ended April 30, 2001. The combination of this write-down and amortization during the quarter reduced Reorganization Value in excess of amounts allocable to identifiable assets to $17.4 million as of October 31, 2001.

9.  NET LOSS PER SHARE

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

         Net loss per share for periods prior to September 20, 2000 is for the Predecessor and is not comparable to net loss per share for the Company, which reflects the exchange of New Common Stock for the Debentures and Old Common Stock. Net loss per share for the nine months ended October 31, 2001 was $(1.02). Basic and fully diluted earnings per share are the same because the effect of Common Stock equivalents would be anti-dilutive. The Predecessor Company earnings per share for the nine months ended October 31, 2000 is not meaningful and therefore has not been presented.

         A reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations was not provided because the basic and fully diluted EPS are the same.

         For the quarter ended October 31, 2001, approximately 2.0 million shares related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME IN STOCKHOLDER'S EQUITY

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

11.  PREPACKAGED PLAN AND FRESH-START REPORTING

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

         The calculated revised reorganization equity value was based upon a variety of estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity. The Company regularly reviews the value of the intangible assets represented by "Reorganization Value in excess of amounts allocable to identifiable assets" and writes down this asset as appropriate to represent what it believes is the fair market value of its assets. (See Note 8 - "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets".)

12.  REVOLVING LINE OF CREDIT AND NOTES PAYABLE

         On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but never less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP in the January 31, 2001 audited financial statements, constituted an event of default under the New Credit Facility. In addition, as of July 31, 2001 the Company was in default of certain financial and reporting covenants contained in the New Credit Facility. On August 30, 2001, in connection with the sale of the Company's oncology sites, Ableco executed a waiver of these defaults. On August 30, 2001, the Company and Ableco also executed an amendment to the New Credit Facility, which reduced the maximum amount available thereunder to $8.5 million.

         The Company was in default of the revenue covenant contained in the amended New Credit Facility as of July 31, 2001. The Company and Ableco have executed a Forbearance Agreement with respect to this default pursuant to which Ableco has agreed to forbear exercising any of its default remedies until January 31, 2002. In connection with the Forbearance Agreement, the Company has agreed to pay Ableco $50,000, $25,000 of which has been paid and $25,000 of which is due on December 15, 2001 plus an additional $75,000 if the amended New Credit Facility is not repaid in full by December 31, 2001. The Company is also in default of the revenue covenant contained in the amended New Credit Facility as of October 31 and has requested a waiver of such default. There can be no assurance that such waiver will be obtained. The Company is currently negotiating the terms of a replacement debt facility with Heller Healthcare Financial. If the Company is not able to obtain the requested waiver or to consummate the proposed Merger, the New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount at prime plus 5%.

         In September 2001, CSL entered into an Amended and Restated Subordinated Promissory Note payable to Steven Targum, M.D., which extended the payment terms of the existing note. The Company has paid $600,000 on the amended note, leaving an outstanding balance of $1,400,000, of which $500,000 may be paid through the issuance of CNS common stock.

13.  SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are based on its current method of internal reporting. The reportable segments are: provider network management and site management and research organization. Corporate items consist of corporate expenses and corporate net assets, which are not allocated. The

                                        ---------------     SITE
                                           PROVIDER      MANAGEMENT
                                            NETWORK     AND RESEARCH    CORPORATE    CONSOLIDATED
SUCCESSOR                                 MANAGEMENT    ORGANIZATION     ITEMS         TOTALS
                                                       --------------
13 weeks ended October 31, 2001
--------------------------------------------------------------------------------------------------
Net revenues                                  $ 10,435       $ 7,306            $ -      $ 17,741
--------------------------------------------------------------------------------------------------
Income (loss) before Income taxes
--------------------------------------------------------------------------------------------------
  and Extraordinary Items                       (2,909)         (128)        (2,775)       (5,812)
--------------------------------------------------------------------------------------------------

SUCCESSOR
5 WEEKS ENDED OCTOBER 31, 2000
--------------------------------------------------------------------------------------------------
Net revenues                                   $ 5,559       $ 3,383            $ -       $ 8,942
--------------------------------------------------------------------------------------------------
Income (loss) before Income taxes
--------------------------------------------------------------------------------------------------
  and Extraordinary Items                          175          (197)        (1,380)       (1,402)
--------------------------------------------------------------------------------------------------
PREDECESSOR
8 WEEKS ENDED SEPTEMBER 20, 2000
----------------------------------------
Net revenues                                   $ 8,895       $ 5,412            $ -      $ 14,307
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes
--------------------------------------------------------------------------------------------------
  and extraordinary items                         (349)       (1,177)        (2,747)       (4,273)
--------------------------------------------------------------------------------------------------
13 WEEKS ENDED OCTOBER 31, 2000
--------------------------------------------------------------------------------------------------
Net revenues                                  $ 14,454       $ 8,795            $ -      $ 23,249
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes
--------------------------------------------------------------------------------------------------
  and extraordinary items                         (174)       (1,374)        (4,127)       (5,675)
----------------------------------------                                            --------------

SUCCESSOR
39 WEEKS ENDED OCTOBER 31, 2001
----------------------------------------
Net revenues                                  $ 30,670      $ 24,569            $ -      $ 55,239
----------------------------------------                                            --------------
Income (loss) before income taxes
----------------------------------------
  and extraordinary items                       (2,549)         (146)       (12,524)      (15,219)
----------------------------------------                                            --------------
Net assets                                       3,463        11,605         (7,716)        7,352
                                                                                    --------------

SUCCESSOR
5 WEEKS ENDED OCTOBER 31, 2000
----------------------------------------
Net revenues                                   $ 5,559       $ 3,383            $ -       $ 8,942
----------------------------------------                                            --------------
Income (loss) before Income taxes
----------------------------------------
  and Extraordinary Items                          175          (197)        (1,380)       (1,402)
----------------------------------------
PREDECESSOR
34 WEEKS ENDED SEPTEMBER 20, 2000
----------------------------------------
Net revenues                                  $ 38,195      $ 27,560            $ -      $ 65,755
----------------------------------------                                            --------------
Income (loss) before income taxes
----------------------------------------
  and extraordinary items                         (154)       (3,774)       (22,540)      (26,468)
----------------------------------------
39 WEEKS ENDED OCTOBER 31, 2000
----------------------------------------
Net revenues                                  $ 43,754      $ 30,943            $ -      $ 74,697
----------------------------------------
Income (loss) before income taxes
----------------------------------------
  and extraordinary items                           21        (3,971)       (23,920)      (27,870)
----------------------------------------
Net assets                                      23,145        23,152          2,301        48,598
                                                                                    --------------


accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". There are no intersegment revenues and the Company does not allocate corporate overhead to its segments. The tables below present revenue, pretax income (loss), and net assets of each reportable segment for the indicated periods:


14.  RECENT ACCOUNTING PRONOUNCEMENTS

          On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "INTANGIBLE ASSETS".

Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. SFAS 142 applies to existing goodwill (I.E., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No.
17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. Any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. At October 31, 2001, the Company had $17.4 million of goodwill on its balance sheet that was being amortized at a rate of $4.6 million annually.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143 and has not yet determined the impact, if any, on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS No. 144"), "ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of" and the accounting and reporting provisions of APB Opinion No. 30 "REPORTING THE RESULTS OF OPERATIONS
- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "CONSOLIDATED FINANCIAL STATEMENTS", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged.

15.  SUBSEQUENT EVENTS

                  In February 2001, Medical Office Portfolio Properties Limited Partnership ("MOPP") filed a complaint against the Company and PhyMatrix Management Company, Inc. ("PMCI") in the Palm Beach County Florida Circuit Court (Case No. CL01 1898AF) seeking damages for breach of lease for the premises located in Jupiter, Florida. Total rent under the lease for the balance of the lease term is approximately $2.3 million. In February 2001, MOPP filed a complaint against the Company and PMCI in Palm Beach County Florida Circuit Court (Case No. CL01 1901AB) seeking damages for breach of lease for the premises located in Palm Bay, Florida. The stipulated damages in this action are $2,100,000. On November 14, 2001, the Company entered into a Settlement Agreement with MOPP with respect to the two court suits. Under the terms of the Settlement Agreement the Company has agreed to pay $1,591,669 in full satisfaction of all amounts owed under the two leases, of which $651,000 was paid upon execution of the Settlement Agreement. The balance will be payable upon closing of the sale of the network management division. If the network management division sale does not occur before February 15, 2002, the balance will accrue interest at 18% per year, and payment plus accrued interest will be required as follows: $287,500 on February 16, 2002, April 15, 2002, and July 15, 2002, and $79,169 on October 15, 2002. MOPP has been granted a first priority perfected security interest, effective at the time that the New Credit Facility is repaid in certain notes receivable with an aggregate value at October 31, 2001 of $3.4 million.

         In March 2001, Biltmore Investors Limited Partnership ("Biltmore") filed a complaint against CSL in Arizona Superior Court (Maricopa County) (No. CV2001-003880) seeking damages of $16,625 for past due rent through February 2001 for breach of lease for the premises located in Phoenix, Arizona. Total rent under the lease for the balance of the lease term is approximately $1.3 million. On November 14, 2001 a settlement was reached with Biltmore in the amount of $318,000, due February 15, 2002 or earlier if the network management division is sold before that date. Biltmore has been granted a first priority perfected security interest, effective at the time that the New Credit Facility is repaid, in a note receivable with a balance at October 31, 2001 of $1,505,000.

         In October, 2001, the Company filed a complaint against Clinical Research Center, P.C., with which it has a Clinical Research Management Agreement, in the United States District Court for the Central District of Illinois Springfield Division (Case No. 01-3326) seeking temporary and permanent injunctive relief and monetary damages for breach of contract, breach of covenant, and tortious interference with the Company's business relations. The complaint included a claim under the Federal Arbitration Act seeking to force the defendants to mediate the dispute. The Court denied the Company's request for a temporary restraining order based, in part, on the ground that the Company had failed to prove that the defendants had received notice of the bankruptcy proceeding and, therefore, the defendants could contest the assumption of the management agreement at issue. The Company filed a motion for reconsideration and the Court reversed its finding on the issue of defendants' notice of the bankruptcy proceeding. A hearing on the Company's motion for a preliminary injunction was held on December 17, 2001 and the Company is awaiting the Court's decision.

         In November 2001, Northeast Medical Research Associates, Inc. ("NMRA") filed a complaint against the Company, its wholly owned subsidiary, CSL, and certain directors and officers of the Company in the Bristol County Massachusetts Superior Court (Civil Action No. BRCV2001-01380) seeking damages for, among other things, alleged breach of contract, fraud, misrepresentation, breach of fiduciary duty and violations of the Massachusetts Consumer Protection Act arising from a Clinical Research Management Agreement and Purchase Agreement and Bill of Sale entered into by the parties. NMRA is seeking payment of actual damages suffered plus interest and attorney's fees, and, in connection with the alleged violations of the Massachusetts Consumer Protection Act, up to three but not less than two times actual damages. The Company intends to move to dismiss the claim in its entirety and has filed a complaint and moved for a temporary restraining order against NMRA and certain physicians employed by NMRA.

         In November 2001, Allergy Associates, Inc. ("AAI"), which is affiliated with NMRA, filed a first amended complaint against the Company and CSL in the Bristol County Massachusetts Superior Court (BRCV2001-01295) seeking damages for, among other things, alleged breach of contract and violations of the Massachusetts Consumer Protection Act arising from the nonpayment of invoices for services performed for CSL. This action arises out of the same agreements and actions as are the subject of the NMRA litigation. AAI's last demand for payment, delivered to the Company on or about November 14, 2001, stated the amount owed was $82,445. AAI is seeking payment of actual damages suffered plus interest and attorney's fees, and, in connection with the alleged violations of the Massachusetts Consumer Protection Act, up to three but not less than two times actual damages. The Company filed a motion to dismiss the first amended complaint in its entirety.

         In December 2001, the Company's Network Management Group was notified by its major customer that it was planning to discontinue certain business lines with the Company. Since this will have a significant impact on attempts to sell that segment, the Company has recorded a $3 million charge in the quarter ended October 31, 2001, to provide for estimated asset impairment write downs.

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

INTRODUCTION

         Innovative Clinical Solutions, Ltd. (together with its subsidiaries, the "Company" or "ICSL") operates two business lines: pharmaceutical services, including investigative site management, clinical and outcomes research and disease management, and single-specialty provider network management. The Company began its operations in 1994 and closed the initial public offering of its then existing common stock (the "Old Common Stock") in January 1996. Its primary strategy was to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. In order to expand its service offerings and to take advantage of the higher margins resulting from clinical studies, the Company acquired Clinical Studies, Ltd. in October 1997. By 1998, the Company had become an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties.

REPOSITIONING

         In May 1998, in response to the adverse impact of negative publicity surrounding the medical services industry; the Company began evaluating various strategic alternatives available to it and in August 1998, the Company's Board of Directors approved several strategic initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. During the years ended January 31, 1999 the Board approved, consistent with achieving its stated repositioning goal plans to divest and exit the Company's physician practice management business, certain of its ancillary services businesses, a surgery center, a physician network and its real estate service operations. All of these identified assets held for sale had been sold as of April 30, 2000.

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

         Under the Prepackaged Plan, claims of all other creditors, whether secured or unsecured, were unimpaired. The Company continued to pay all general unsecured claims during the pendency of the bankruptcy proceedings in the ordinary course of business. On the Effective Date, the Company's existing credit facility was repaid in full and the Company entered into a new revolving credit facility which is secured by security interests in substantially all of the Company's assets, including inventory, accounts receivable, general intangibles, equipment and fixtures. (See Note 12 - Revolving Line of Credit and Notes Payable).

         On the Effective Date, the Company's 2000 Stock Option Plan became effective and the Company granted options to purchase 2,028,570 shares of its New Common Stock to its executive officers and certain of its non-employee directors. In addition, the Company entered into employment agreements with the Company's President and Chief Executive Officer and four other executive officers.

ACCOUNTING TREATMENT

         FRESH-START ACCOUNTING

         As discussed above (See "Recapitalization"), the Company's Prepackaged Plan was consummated on September 21, 2000 and ICSL emerged from Chapter 11. Pursuant to the AICPA's Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), the Co mpany adopted fresh-start reporting in the consolidated balance sheet as of September 20, 2000 to give effect to the reorganization as of such date. Fresh-start reporting required the Company to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Company to allocate its reorganization value to its assets based upon their fair values in accordance with the procedures specified by Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, for transactions reported on the purchase method. The amount of the reorganization value that exceeded the amounts allocable to the specific tangible and the identifiable intangible assets has been allocated to a specific intangible referred to as "Reorganization value in excess of amounts allocable to identifiable assets" ("EXCESS REORGANIZATION VALUE"), which is being amortized in accordance with APB Opinion No.17, INTANGIBLE ASSETS, over a 5 year period. Each liability existing on the date the Prepackaged Plan was confirmed by the Bankruptcy Court, other than deferred taxes, is stated at the present value of the amounts to be paid, determined using an appropriate discount rate. Deferred taxes are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Any benefits derived from pre-confirmation net operating losses will first reduce the Excess Reorganization Value (Goodwill) and other intangibles until exhausted and thereafter be reported as a direct addition to additional paid-in capital.

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

         The reorganization equity value of $50 million as of the Effective Date was based, in part, upon the planned integration of the Company's network management and clinical trials/site management and healthcare research operations. The Company has not realized the synergies that it had expected from linking these two business lines and plans to sell its network management division. Preliminary indications of interest from potential purchasers indicate a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations, using the methodology described above. Accordingly, the Company concluded that the reorganization value in excess of the revalued net assets was partially impaired and recorded a write-down of $26.9 million for the 19 weeks ended January 31, 2001. This resulted in "Reorganization value in excess of an amount allocable to identifiable assets" as of January 31, 2001 of $27 million. Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2001, the Company reviewed the value of its long-lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, that a further impairment charge of $3.5 million was necessary to write down its assets to fair market value. This write-down was taken in the quarter ended July 31, 2001. The combination of this write-down and amortization during the quarter reduced Reorganization Value in excess of amounts allocable to identifiable assets to $17.4 million as of October 31, 2001, which amount is being amortized over the five-year period commencing on the Effective Date.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "INTANGIBLE ASSETS". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. The Statement applies to existing goodwill (I.E., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by the APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. Any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase combination completed after June 30, 2001 will not be amortized. At October 31, 2001, the Company had $17.4 million of goodwill on its balance sheet that was being amortized at a rate of $4.5 million annually.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143 and has not yet determined the impact, if any, on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS No. 144"), "ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of" and the accounting and reporting provisions of APB Opinion No. 30 "REPORTING THE RESULTS OF OPERATIONS
- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "CONSOLIDATED FINANCIAL STATEMENTS", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged.

SIGNIFICANT EVENTS

         On August 30, 2001, the Company sold the oncology and hematology business operations for approximately $2.5 million. The net proceeds from this transaction were used to pay down the Company's line of credit under the New Credit Facility. In connection therewith, the Company executed an amendment to the New Credit Facility, which reduced the maximum amount available under the New Credit Facility to $8.5 million

         On October 31, 2001, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") for the merger of its wholly owned subsidiary, Clinical Studies, Ltd ("CSL"), with Comprehensive Neuroscience, Inc. ("CNS"), a privately held healthcare company. Under the terms of the Merger Agreement, a specially created subsidiary of CNS will merge into CSL ("the Merger"), with CSL as the surviving company becoming a wholly owned subsidiary of CNS. The Company will receive common stock of CNS in exchange for its CSL stock. No cash consideration is contemplated to be paid by or to the Company or its stockholders. The Company expects to receive approximately 43% of the voting securities of the combined enterprise at the date of the Merger, taking into account convertible notes which will be issued by CNS simultaneously with the Merger and that have voting rights. The closing of the Merger is subject to significant conditions, which may not be met, including the replacement of the amended New Credit Facility, and CNS securing new convertible debt sufficient to provide CNS with at least $4.0 million of cash following the Merger. CNS has received a commitment letter from Heller Healthcare Finance ("Heller") for a $10 million line of credit to replace the New Credit Facility. The parties are negotiating a loan agreement with Heller, but no assurances can be given that a definitive loan agreement will be executed. CNS has received verbal commitments from certain CNS stockholders and ICSL's major stockholder to subscribe for $3.5 million of the new convertible debt, but no assurances can be given that this amount will be subscribed to at closing. For further detailed information concerning the Merger, CNS and CSL please refer to the Information Statement filed with the SEC on December 11, 2001, and mailed to ICSL stockholders on such date. The parties currently expect the Merger to be consummated on January 15, 2002, but there can be no assurances that the transaction will be completed by such date, or at all.

RESULTS OF OPERATIONS

         Notwithstanding the recapitalization, the Company has continued to experience losses and negative cash flows from operations. The rate at which the Company has lost money, however, has diminished significantly. Net cash used by operating activities was $6.8 million in the first nine months of fiscal 2002, compared to $20.4 million net cash used in operations in the first nine months of fiscal 2001. Nevertheless, continued losses and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern and the Company's independent public accountants have included a going concern explanation paragraph in their audit report for the fiscal year ended January 31, 2001. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from this uncertainty.

         In addition to the operating improvements, the Company sold non-strategic assets including undeveloped land, and the Company's oncology and hematology business operations. The Company has negotiated a strategic merger of its CSL subsidiary, which the Company believes is necessary to improve short-term and long-term profitability (see "Significant Events"). In addition, the Company intends to sell the network management division and is actively seeking a buyer for this business line. However, there can be no assurance that management plans will be successful. (See "Factors to be Considered" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)

PERCENTAGE OF NET REVENUE TABLE

The following table shows the percentage of net revenue represented by various expense categories reflected in the Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                               Three Months Ended                   Nine Months Ended
                                                               October 31,                          October 31,
                                                               2001                   2000          2001                2000
Net revenues from services                                     100.0%                 100.0%        100.0%              100.0%
Operating costs and administrative expenses:
Salaries, wages and benefits                                   25.9%                  26.7%         28.4%               28.2%
Professional fees                                              9.8%                   6.0%          7.8%                11.7%
Utilities                                                      1.5%                   1.8%          1.5%                1.9%
Depreciation and amortization                                  8.5%                   4.0%          8.6%                3.2%
Rent                                                           6.1%                   4.7%          5.5%                6.0%
Provision for bad debts                                        0.1%                   3.1%          0.1%                1.4%
Loss on sale of assets                                         -0.1%                  0.0%          0.4%                0.0%
Asset impairment write-down                                    16.9%                  0.0%          11.7%               0.0%
Nonrecurring expenses                                          1.4%                   4.6%          1.4%                12.2%
Capitation expenses and other                                  60.4%                  69.1%         60.3%               65.3%
Total operating costs and administrative expenses              130.5%                 119.9%        125.7%              130.0%
Income (loss) from operations                                  -30.5%                 -19.9%        -25.7%              -30.0%
Interest expense, net                                          2.3%                   1.7%          1.8%                6.4%
Reorganization item                                            0.0%                   2.9%          0.0%                0.9%
Income (loss) before provision for income taxes                -32.8%                 -24.5%        -27.5%              -37.3%
Income tax expense (benefit)                                   0.0%                   6.5%          0.0%                1.9%
Extraordinary Gain - cancellation of debt                      0.0%                   430.1%        0.0%                133.9%
Net income (loss)                                              -32.8%                 399.1%        -27.5%              94.6%



The Three and Nine Months Ended October 31, 2001 Compared to the Three and Nine Months Ended October 31, 2000

         The following discussion reviews the results of operations for the three and nine months ended October 31, 2001 (the "2002 Quarter" and the "2002 Period"), respectively, compared to the three and nine months ended October 31, 2000 (the "2001 Quarter" and the "2001 Period"). The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company (Predecessor") at September 20, 2000. Accordingly, the accompanying statement of operations for the three and nine months ended October 31, 2001 and the five weeks ended October 31, 2000 is not comparable in certain material respects to the statement of operations for any period prior to September 20, 2000 since the statement of operations for the three and nine months ended October 31, 2001 and the five weeks ended October 31, 2000 is based upon the balance sheet of a reorganized entity. Certain comparisons of the 2002 Quarter and 2001 Quarter and the 2002 Period and 2001 Period are included to facilitate a discussion of the results of operations.

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

         Net revenues were $17.7 million and $55.2 million during the 2002 Quarter and 2002 Period, respectively. Of this amount, $10.4 million and $30.7 million or 58.8% and 55.6% of such revenues was attributable to provider network management; $7.3 million and $24.2 million or 41.2% and 44.4% was related to site management organizations; and $0 and $.3 million was related to miscellaneous corporate revenue.

         Net revenues were $23.3 million and $74.7 million during the 2001 Quarter and 2001 Period, respectively. Of this amount, $14.5 million and $43.3 million or 62.2% and 58.0% of such revenues was attributable to provider network management; $9.0 million and $25.7 million or 38.6% and 34.4% was related to site management organizations; and $0 and $5.6 million and or 0% and 7.5% was attributable to assets held for sale; and $(.2) million and $.1 million or (.8)% and .1% was attributable to miscellaneous corporate revenue.

         The Company's net revenues from provider network management services decreased by $4.1 million from $14.5 million for the 2001 Quarter to $10.4 million for 2002 Quarter and decreased by $12.6 million from $43.3 million for the 2001 Period to $30.7 million for the 2002 Period. The majority of the decrease is attributable to the termination of an unprofitable practice management agreement. The Company's net revenues from site management organizations decreased by $1.8 million from $9.0 million for the 2001 Quarter to $7.2 million for the 2002 Quarter and by $1.5 million from $25.7 million for the 2001 period to $24.2 million for the 2002 Period. The majority of the decrease is attributable to the closing of unprofitable site management facilities. The Company's net revenues from assets held for sale and miscellaneous corporate items increased by $.2 million from $(.2) million for the 2001 Quarter to $0 for the 2002 Quarter and decreased by $5.4 million from $5.7 million for the 2001 Period to $.3 million for the 2002 Period. The majority of the decrease is attributable to the assets held for sale.

         EXPENSES

         The Company's salaries, wages and benefits decreased by $1.6 million from $6.2 million or 26.7% of net revenues during the 2001 Quarter to $4.6 million or 25.9% of net revenues during the 2002 Quarter and by $5.4 million from $21.1 million or 28.2% of net revenues during the 2001 Period to $15.7 million or 28.4% of net revenues during the 2002 period. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the termination of an unprofitable practice management agreement and the closing of unprofitable site management facilities.

         The Company's professional fees expense (which includes fees paid to physicians) increased by $.3 million from $1.4 million or 5.9% of net revenues during the 2001 Quarter to $1.7 million or 9.8% of net revenues during the 2002 Quarter and decreased by $4.5 million from $8.8 million or 11.7% of net revenues during the 2001 Period to $4.3 million or 7.8% of net revenues during the 2002 Period. The decrease in professional fees expense is primarily the result of the termination of unprofitable management agreements and the closing of unprofitable site management facilities.

         The Company's other expenses, which also include supplies, utilities, rents, depreciation, amortization, provision for bad debt, and capitation expenses decreased by $5.6 million from $19.2 million or 82.6% of net revenues during the 2001 Quarter to $13.6 million or 76.5% of net revenues during the 2002 Quarter and by $16.2 million from $58.2 million or 77.9% of net revenues during the 2001 Period to $42.0 million or 76.0% of net revenues during the 2002 Period. The dollar decrease in other expenses is due to the reduction in capitation and supply related expenses, which corresponds to the decrease in revenues in the network management segment of the business and the reduction in rent expenses due to the closing of site management facilities.

         The Company recorded a loss of $.055 million related to disposition costs on the sale of land during the 2002 Period as well as a loss on the August 30, 2001 sale of the Oncology Group's assets of $0.231 million and a gain of $0.063 million from the sale of marketable securities recorded during the 2002 Period.

         The Company reviewed the value of the Company's long lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, an impairment charge of $3.5 million was necessary to write down its assets to fair market value during the 2002 Period.

         The Company's loss from operations during the 2002 Quarter was $5.4 million, compared to a loss from operations of $4.6 million in the 2001 Quarter and $14.2 million for the 2002 Period compared to $22.4 for the 2001 Period. The operating loss in the 2002 Quarter includes a $3.0 million charge to provide for the estimated asset impairment write downs at the Network Management segment, due to the decision by its major customer that it was planning to discontinue certain business lines with the Company. Excluding the asset impairment charge, the reduction in the operating loss during the 2002 Quarter and 2002 Period is primarily attributable to the termination of an unprofitable management service agreement and the closing of unprofitable site management facilities.

         The Company's interest expense decreased by $3.8 million from $4.8 million or 6.4% of net revenues during the 2001 Period to $1.0 million or 1.8% of net revenues during the 2002 Period. The decrease is due to the conversion of the Debentures into New Common Stock pursuant to the Prepackaged Plan.

         The Company's loss prior to income taxes of $5.8 million during the 2002 Quarter and $12.2 million during the 2002 Period includes a $3.0 million charge in the quarter to provide for the estimated asset impairment write downs at the Network Management segment due to the decision by its major customer that it was planning to discontinue certain business lines with the Company. Excluding the affect of the $3.0 million asset impairment write downs the Company's loss prior to income taxes decreased $2.8 million for the 2002 Quarter from $5.7 million in the 2001 Quarter and $12.2 million in the 2002 Period as compared to $27.9 million.

         The Company's net loss after income taxes and extraordinary items during the 2002 Quarter was $2.8 million compared to income of $92.8 million in the 2001 Quarter and a loss of $12.2 million for the 2002 Period compared to income of $70.7 million for the 2001 Period. The income related to the 2001 Quarter and Period is due to the extraordinary gain from the cancellation of $100 million of debt related to the recapitalization pursuant to the Prepackage Plan, which was effected during the 2001 Quarter and Period.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operating activities was $6.8 million during the 2002 Period and $21.4 million during the 2001 Period. At October 31, 2001, the Company's principal sources of liquidity consisted of $3.5 million in cash and $1.2 million availability under its revolving credit facility. The Company had $28.3 million of current liabilities, including $6.1 million outstanding under the New Credit Facility.

         Cash provided by investing activities was $5.9 million during the 2002 Period and primarily represented the net cash received from the sales of assets of $4.6 million and from collections against notes receivable of $1.6 million offset partially by capital expenditures of $0.2 million. Cash provided by investing activities was $10.8 million during the 2001 Period and primarily represented the net cash received from the sale of assets of $4.7 million and net cash received from notes receivable of $6.8 million offset partially by capital expenditures of $0.7 million.

         Cash used by financing activities was $1.2 million during the 2002 Period and primarily represented the borrowings under the New Credit Facility, net of debt payments of $0.1 million, repayment of debt of $0.7 million, and an increase in restricted cash of $0.4 million. Cash used by financing activities was $7.1 million during the 2001 Period and primarily represented the net payments against the then existing credit facility.

         In conjunction with an acquisition that closed April 17, 1998, the Company may be required to make a contingent payment in the event that the acquired company attains a predetermined financial target income during the four years following the acquisition. If the applicable financial targets were satisfied, the Company would be required to pay an aggregate of approximately $2.35 million for the four-year period ending April 17, 2002. At this time no payment is expected since the target income is not likely to be achieved for the four-year period. In addition, in conjunction with such acquisition, the Company has agreed to make payments in shares of common stock of the Company. As of January 31, 2000, the Company had committed to issue $1.1 million of its Common Stock; therefore, in April 2000, the Company issued approximately 5.2 million shares of ICSL Old Common Stock (converted into approximately 168,000 shares of New Common Stock under the Prepackaged Plan) in satisfaction of this commitment.

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

         Prior to the Effective Date, the Company had outstanding $100 million in face amount of Debentures. The Debentures bore interest at an annual rate of 6 3/4% payable semi-annually on each June 15 and December 15 and matured on June 15, 2003. The Debentures were unsecured obligations of the Company, guaranteed by certain of the Company's wholly owned subsidiaries, and were convertible into Old Common Stock of the Company at a conversion price of $28.20 per share, subject to adjustment. On the Effective Date, the Debentures were exchanged for
10.8 million shares of New Common Stock representing 90% of the Company's equity. The Company's New Common Stock was delisted from the OTC Bulletin Board during July 2001 due to the Company's failure to timely file its annual and quarterly reports with the Securities and Exchange Commission. Such listing was reinstated in October 2001 upon the Company's filing of all delinquent reports.

         Prior to the Effective Date, the Company had a $30.0 million revolving line of credit based upon eligible accounts receivable (the "Prior Loan"). The Prior Loan bore interest at prime plus 1.0% and fees were 0.0875%. The Prior Loan was secured by the assets of the Company and its subsidiaries, limited the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and required the Company to comply with other customary covenants. Upon the Company's filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on July 14, 2000, the interest rate on the Prior Loan increased to 12%. The Prior Loan was paid in full on the Effective Date with available cash.

         On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but not less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP in the January 31, 2001 audited financial statements, constituted an event of default under this New Credit Facility. In addition, as of July 31, 2001, the Company was in default of certain financial and reporting covenants contained in the New Credit Facility. On August 30, 2001, in connection with the sale of the oncology sites, Ableco executed a waiver of these defaults. On August 30, 2001, the Company and Ableco also executed an amendment to the New Credit Facility, which reduced the maximum amount available thereunder to $8.5 million. The Company was in default of the revenue covenant contained in the amended New Credit Facility as of July 31, 2001. The Company and Ableco have executed a Forbearance Agreement with respect to this default pursuant to which Ableco has agreed to forbear exercising any of its default remedies until January 31, 2002. In connection with the Forbearance Agreement, the Company has agreed to pay

Ableco $50,000, $25,000 of which has been paid and $25,000 which was paid on December 15, 2001, plus an additional $75,000 if the amended New Credit Facility is not repaid in full by December 31, 2001. The Company is also in default of the revenue covenant as of October 31, 2001 and has requested a waiver of this default. There is no assurance the Company will obtain such waiver. If the Company is not able to obtain such waiver or to consummate the proposed CNS Merger, the amended New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount at prime plus 5.0%. The Company is currently negotiating with Heller Healthcare Finance to replace the New Credit Facility (see Significant Events paragraph regarding the proposed CNS Merger).

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

         In September 2001, the Company entered into an Amended and Restated Subordinated Promissory Note payable to Steven Targum, M.D., which extended the payments terms of the existing note. During the 2002 Quarter the Company paid $600,000 on the amended note, leaving an outstanding balance of $1,400,000, of which $500,000 may be paid through the issuance of CNS common stock (see Significant Events paragraph).

         In December 2001, the Company's Network Management Group was notified by its major customer that it was planning to discontinue certain business lines with the Company. Since this will have a significant impact on attempts to sell that segment, the Company has recorded a $3 million charge in the quarter ended October 31, 2001, to provide for estimated asset impairment write downs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company is exposed to market risk related to interest rates primarily through its borrowing activities. The Company does not use derivative financial instruments for speculative or trading purposes. In December 2001, the Company's Network Management Group was notified by its major customer that it was planning to discontinue certain business lines with the Company. Since this will have a significant impact on attempts to sell that segment, the Company has recorded a $3.0 million non-operating charge in the 2002 Quarter for costs to close or sell Network Management segment.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As described above under Part I, Item 1, Business, the Company and its wholly owned subsidiaries emerged from bankruptcy proceedings under Chapter 11 on September 21, 2000.

OFFICE LEASES WITH THE MEDICAL OFFICE PORTFOLIO PROPERTIES LIMITED PARTNERSHIP

         In February 2001, Medical Office Portfolio Properties Limited Partnership ("MOPP") filed a complaint against the Company and PhyMatrix Management Company, Inc. ("PMCI") in the Palm Beach County Florida Circuit Court (Case No. CL01 1898AF) seeking damages for breach of lease for the premises located in Jupiter, Florida. Total rent under the lease for the balance of the lease term is approximately $2.3 million. The Court granted a Summary Judgment for the plaintiff in the amount of $2,583,747, plus interest and attorneys fees, on October 11, 2001.

         In February 2001, MOPP filed a complaint against the Company and PMCI in Palm Beach County Florida Circuit Court (Case No. CL01 1901AB) seeking damages for breach of lease for the premises located in Palm Bay, Florida. The stipulated damages are $2,100,000.

         On November 14, 2001, the Company entered into a Settlement Agreement with MOPP with respect to the two court suits. Under the terms of the Settlement Agreement the Company has agreed to pay $1,591,669 in full satisfaction of all amounts owed under the two leases, of which $651,000 was paid upon execution of the Settlement Agreement. The balance will be payable upon closing of the sale of the network management division. If the network management division sale does not occur before February 15, 2002, the balance will accrue interest at 18% per year, and payments plus accrued interest will be required as follows: $287,500 on February 16, 2002, April 15, and 2002, July 15, 2002, and $79,169 on October 15, 2002. MOPP has been granted a first priority perfected security interest, effective at the time that the New Credit Facility is repaid in certain notes receivable with an aggregate value at October 31, 2001 of $3.4 million.

CLINICAL SITE LEASE WITH BILTMORE INVESTORS LIMITED PARTNERSHIP

         In March 2001, Biltmore Investors Limited Partnership ("Biltmore") filed a complaint against CSL in Arizona Superior Court (Maricopa County) (No. CV2001-003880) seeking damages of $16,625 for past due rent through February 2001 for breach of lease for the premises located in Phoenix, Arizona. Total rent under the lease for the balance of the lease term is approximately $1.3 million. On November 14, 2001 a settlement was reached with Biltmore in the amount of $318,000, due February 15, 2002 or earlier if the network management division is sold before that date. Biltmore has been granted a first priority perfected security interest, effective at the time that the New Credit Facility is repaid, in a note receivable with a balance at October 31, 2001 of 1,505,000. CNS will assume responsibility for the payment of this clinical site lease effective on the merger of CSL and CNS.

DISPUTE WITH CLINICAL RESEARCH CENTER P.C.

         In October 2001, the Company filed a complaint against Clinical Research Center, P.C., with which it has a Clinical Research Management Agreement, in the United States District Court for the Central District of Illinois Springfield Division (Case No. 01-3326) seeking temporary and permanent injunctive relief and monetary damages for breach of contract, breach of covenant, and tortious interference with the Company's business relations. The complaint included a claim under the Federal Arbitration Act seeking to force the defendants to mediate the dispute. The Court denied the Company's request for a temporary restraining order based, in part, on the ground that the Company had failed to prove that the defendants had received notice of the bankruptcy proceeding and, therefore, the defendants could contest the assumption of the management agreement at issue. The Company filed a motion for reconsideration and the Court reversed its finding on the issue of defendants' notice of the bankruptcy proceeding. A hearing on the Company's motion for a preliminary injunction was held on December 17, 2001 and the Company is awaiting the Court's decision.

NORTHEAST MEDICAL RESEARCH ASSOCIATES, INC./ALLERGY ASSOCIATES, INC. LITIGATION

         In November 2001, Northeast Medical Research Associates, Inc. ("NMRA") filed a complaint against the Company, its wholly owned subsidiary, CSL, and certain directors and officers of the Company in the Bristol County Massachusetts Superior Court (Civil Action No. BRCV2001-01380) seeking damages for, among other things, alleged breach of contract, fraud, misrepresentation, breach of fiduciary duty and violations of the Massachusetts Consumer Protection Act arising from a Clinical Research Management Agreement and Purchase Agreement and Bill of Sale entered into by the parties. NMRA is seeking payment of actual damages suffered plus interest and attorney's fees, and, in connection with the alleged violations of the Massachusetts Consumer Protection Act, up to three but not less than two times actual damages. The Company intends to move to dismiss the claim in its entirety and has filed a complaint and moved for a temporary restraining order against NMRA and certain physicians employed by NMRA.

         In November 2001, Allergy Associates, Inc. ("AAI"), which is affiliated with NMRA, filed a first amended complaint against the Company and CSL in the Bristol County Massachusetts Superior Court (BRCV2001-01295) seeking damages for, among other things, alleged breach of contract and violations of the Massachusetts Consumer Protection Act arising from the nonpayment of invoices for services performed for CSL. This action arises out of the same agreements and actions as are the subject of the NMRA litigation. AAI's last demand for payment, delivered to the Company on or about November 14, 2001, stated the amount owed was $82,445. AAI is seeking payment of actual damages suffered plus interest and attorney's fees, and, in connection with the alleged violations of the Massachusetts Consumer Protection Act, up to three but not less than two times actual damages. The Company filed a motion to dismiss the first amended complaint in its entirety.

OTHER LEGAL PROCEEDINGS

         The Company is subject to other legal proceedings in the ordinary course of its business, and arising out of its bankruptcy filing. While the Company cannot estimate the ultimate settlements or awards with respect to these legal proceedings, if any, the outcomes could have a material adverse effect on the Company, its liquidity, financial position and results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  On the Effective Date, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with Ableco Finance LLC ("Ableco"). The $10.0 million New Credit Facility has a two-year term and availability based upon eligible accounts receivable. The New Credit Facility bears interest at prime plus 2.00% (but never less than 11.5%) and provides for an unused line fee of .50%. The New Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. The qualification with respect to the Company's ability to continue as a going concern contained in the Report of Arthur Andersen LLP in the January 31, 2001 audited financial statements, constituted an event of default under this New Credit Facility. In addition, on July 31, 2001 the Company was in default on certain financial and reporting covenants contained in the New Credit Facility. On August 30, 2001 Ableco executed a waiver of these defaults. On August 30, 2001, the Company and Ableco also executed an amendment to the New Credit Facility, which reduced the maximum amount available thereunder to $8.5 million. The Company was in default of the revenue covenant contained in the amended New Credit

Facility as of July 31, 2001. The Company and Ableco have executed a Forbearance Agreement with respect to this default pursuant to which Ableco has agreed to forbear exercising any of its default remedies until January 31, 2002. In connection with the Forbearance Agreement, the Company has agreed to pay Ableco $50,000, $25,000 of which has been paid and $25,000 of which is due on December 15, 2001 (or the date of the consummation of the CNS Merger if earlier) plus an additional $75,000 if the amended New Credit Facility is not repaid in full by December 31, 2001. The Company is also in default of the revenue covenant contained in the amended New Credit Facility as of October 31, 2001 and has requested a waiver of this default. There is no assurance the Company will obtain such a waiver. If the Company is not able to obtain such a waiver or to consummate the proposed CNS Merger, the amended New Credit Facility is subject to acceleration of all outstanding indebtedness and default interest on such outstanding amount at prime plus 5.0%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the period covered by this report.

ITEM 5. OTHER

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         10.4.2   Forbearance Agreement dated November 2001

     (b) Reports on Form 8-K

         (i)      Form 8-K dated September 12, 2001.

         (ii)     Form 8-K dated November 13, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INNOVATIVE CLINICAL SOLUTIONS, LTD


                             By:  /s/ GARY S. GILLHEENEY
                                 --------------------------------------------
                                              Gary S. Gillheeney
                                    Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)
                                            DATE:DECEMBER 21, 2001