Form 10-K
period 2002-01-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2002-05-01
CIK 1002022

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 12B-25

                           NOTIFICATION OF LATE FILING

                                  (Check One):

[X] Form 10-K and Form 10-KSB  [  ] Form 20-F  [ ] Form 11-K  [ ] Form 10-Q and Form 10-QSB [ ] Form N-SAR

-----------------------------------------------------------------------------------------------------------
         For Period Ended:  January 31, 2002
-----------------------------------------------------------------------------------------------------------

         [ ] Transition Report on Form 10-K
         [ ] Transition Report on Form 20-F
         [ ] Transition Report on Form 11-K
         [ ] Transition Report on Form 10-Q
         [ ] Transition Report on Form N-SAR

         For the Transition Period Ended:
                                         --------------------------------------

   Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

   If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

         Full Name of Registrant

         Innovative Clinical Solutions, Ltd.

         Address of Principal Executive Office (Street and Number)

         10 Dorrance Street

         Providence, RI 02903

PART II - RULES 12b-25(b) AND (c)

         If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to
         Rule 12b-25(b) the following should be completed.  (Check box if appropriate)

         [X]      (a)      The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

         [X]      (b)      The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form
                  N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date;
                  or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

         [ ]      (c)      The accountant's statement or other exhibit required by Rule12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof,could not be filed within the prescribed time period.

The Registrant completed the merger of its principal operating subsidiary, Clinical Studies, Ltd., with Comprehensive Neuroscience,
Inc., a privately held company on February 7, 2002 (the "Merger").  In addition, in January 2002, Registrant determined to discontinue its network management business. Delays due to complexities of the accounting treatment of these events have resulted in the Registrant's inability to timely file its annual report on Form 10-K for the period ended January 31, 2002 without unreasonable effort or expense.

PART IV - OTHER INFORMATION

         (1) Name and telephone number of persons to contact in regard to this notification:

             Michael T. Heffernan, Chairman (401) 868-6609

             Joseph P. O'Brien, Vice President, Chief Accounting Officer (401) 868-6672

         (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30
of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If the answer is no, identify report(s).

                                             [ ] Yes  [X] No

         Registrant has not yet filed the pro forma financial information required under Item 7 of Form 8-K with respect to the
Merger. Registrant expects to include this information in its Form 10-K for the year ended January 31, 2002.

        (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                              [ ] Yes  [X] No

         Because of the discontinuation of the network management operations, the Registrant's financial statements will be restated
to show the network management segment as a discontinued line of business.

         If so:  attach an explanation of the anticipated change, both narratively and quantitatively, and if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

         The Registrant has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              INNOVATIVE CLINICAL SOLUTIONS, LTD.

Date:  May 1, 2002                                            By:  /s/ Joseph P. O'Brien
                                                              ------------------------------
                                                                       Joseph P. O'Brien
                                                                       Vice President, Chief Accounting Officer