Form 10-K
period 2002-01-31
INNOVATIVE CLINICAL SOLUTIONS LTD
filed 2002-06-06
CIK 1002022

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

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

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

    On May 20, 2002 the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $278,935. On May 20, 2002, the number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 11,998,972.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I......................................................    1
  Item 1. Business..........................................    1
    General.................................................    1
    Company Origins.........................................    2
    Repositioning...........................................    2
    Recapitalization........................................    3
    Divestitures............................................    3
    The Company's Ongoing Operations........................    4
    Potential Liability and Insurance.......................    9
    Government Regulation...................................    9
    Employees...............................................   10
  Item 2. Properties........................................   10
  Item 3. Legal Proceedings.................................   11
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................   15
PART II.....................................................   16
  Item 5. Market price of and dividends on the Registrant's
    Common Equity and Related Stockholder Matters...........   16
  Item 6. Selected Financial Data...........................   16
  Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................   18
    Introduction............................................   18
    Accounting Treatment....................................   18
    Critical Accounting Policies............................   20
    Results of Operations...................................   21
    Liquidity and Capital Resources.........................   26
    Recent Accounting Pronouncements and Other Matters......   28
    Factors to be Considered................................   28
  Item 7A. Quantitative and Qualitative Disclosures About
    Market Risk.............................................   33
  Item 8. Financial Statements and Supplementary Data.......   33
  Item 9. Changes In and Disagreements With Accountants on
    Accounting and Financial Disclosure.....................   33
PART III....................................................   34
  Item 10. Directors and Executive Officers of the
    Registrant..............................................   34
  Item 11. Executive Compensation...........................   35
    Employment Agreements...................................   36
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management..........................................   38
    Security Ownership of 5% Beneficial Owners..............   38
    Security Ownership of Directors and Officers............   39
    Section 16(a) Beneficial Ownership Reporting
     Compliance.............................................   39
  Item 13. Certain Relationships and Related Transactions...   40
PART IV.....................................................   41
  Item 14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K.....................................   41
SIGNATURES..................................................   42

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    During the fiscal year ended January 31, 2002, Innovative Clinical Solutions, Ltd. (together with its subsidiaries, the "Company" or "ICSL") (formerly PhyMatrix Corp.) operated two business lines: investigative clinical site management including outcomes research, and single-specialty provider network management. As a result of actions initiated during the fiscal year, but consummated following the close of the fiscal year, the Company's principal future activities will be managing its investment in Comprehensive
Neuroscience, Inc., a privately held company.

    On February 7, 2002, ICSL completed a transaction with Comprehensive Neuroscience, Inc. ("CNS"), in which its wholly owned subsidiary, Clinical Studies, Ltd. ("CSL"), which operates ICSL's investigative clinical site management and outcomes research, became a wholly owned subsidiary of CNS, a privately held clinical knowledge company focused on the development, evaluation and appropriate use of drugs used to treat neuropsychiatric illnesses. The transaction was effected pursuant to an Agreement and Plan of Merger dated October 31, 2001 by and among ICSL, CSL, CNS and CNS Acquisition, Inc., a wholly owned subsidiary of CNS ("Acquisition Sub," and together with ICSL, CSL and CNS, the "Merger Parties"), as amended by that certain First Amendment to Agreement and Plan of Merger dated as of December 31, 2001 by and among the Merger Parties and as further amended by that certain Second Amendment to Agreement and Plan of Merger dated as of February 6, 2002 (collectively, the "Merger Agreement"), providing for the merger of Acquisition Sub with and into CSL (the "Merger"). In exchange for its shares of CSL stock, ICSL received 22,374,060 shares of CNS Common Stock, representing approximately 42.4% of the voting securities of CNS. Of the 22,374,060 shares of CNS Common Stock received by ICSL in the Merger, 17,129,707 shares are being held in escrow to satisfy ICSL indemnification obligations, if any, pursuant to the Merger Agreement, or to satisfy possible adjustments to the Merger consideration based on the resolution of certain CSL litigation and possiblereductions in CSL's working capital. In addition, 1,630,735 shares of CNS Common Stock have been reserved for issuance upon exercise of replacement options issued by CNS to employees of CSL and former employees of ICSL who have been hired by CNS. These CNS options were issued in consideration of the cancellation of options to purchase ICSL Common Stock held by such individuals.

    The combined new CNS has three divisions, Clinical Trials, Medical Information Technologies and Drug Discovery. The Clinical Trials Division will provide Phase I-IV clinical trial services to the pharmaceutical and biotechnology industries with 34 research sites in 11 states. The Medical Information Technologies ("MIT") Division will provide pharmaceutical and biotechnology clients with a unique array of products and services that develop and disseminate medical and healthcare knowledge. The MIT Division has five groups: Expert Knowledge Group, providing expert consensus-based practice guidelines and educational publications; Public Sector Consultation Group, assisting clients in understanding the complex ways in which behavioral healthcare is managed and funded in public sector systems; Behavioral Pharmacy Management Group, providing managed care clients with tools to improve the quality and cost-effectiveness of physician prescribing patterns; Educational Services Group, providing CE/CME programming and the Behavioral Healthcare Tomorrow Tradeshow and Exposition; and the Healthcare Research Group, providing patient registry programs, pharmacoeconomic and outcomes studies, and large database design and management. The Drug Discovery Division assists pharmaceutical customers in the identification of promising new drugs and the design of appropriate clinical studies to test promising new drugs.

    Since the Merger was consummated after the Company's fiscal year end of January 31, 2002, CSL results are included in all of ICSL's financial statements and the five year financial summary included herein.

    On January 25, 2002, ICSL announced that it had determined to discontinue operations of its network management business. This decision was due to a contract cancellation by network management's largest customer. The Company evaluated the potential to continue operations, but determined that continuation is not financially feasible in light of the changes in the market and prospects for the future. Network management notified all of its remaining customers and employees of its plan to discontinue operations and has begun an orderly process of termination. The final day of business is scheduled for July 31, 2002. The accompanying ICSL financial statements, including the five year financial summary, have been restated to show the network management segment as a discontinued line of business.

    Once network management's operations are discontinued, ICSL's only significant assets other than available cash and the CNS Common Stock will be approximately $3.4 million of notes receivable. ICSL intends to use the proceeds of these notes receivable to satisfy its ongoing operating expenses and other liabilities. To the extent that such proceeds are insufficient to satisfy such liabilities, the shares of CNS Common Stock held by ICSL will be subject to the claims of creditors.

    After the Company discontinues the network management operation, ICSL will require only minimal management related to its non-operating liabilities and financial reporting obligations. ICSL will rely on the financial and accounting staff of CNS for assistance in preparing financial statements and preparing and filing reports with the Securities and Exchange Commission ("SEC"). So long as ICSL has any assets other than cash, cash equivalents, and choses in action (e.g., legal claims) and the CNS Common Stock, ICSL will be responsible for the costs associated with the preparation and filing of such reports. Thereafter, CNS will be responsible for such costs.

    COMPANY ORIGINS

    The Company began its operations in 1994 and closed the initial public offering of its then existing common stock (the "Old Common Stock") in January 1996. Its primary strategy was to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliated with physicians by acquiring their practices and entering into long-term physician practice management ("PPM") agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company had ownership interests. In order to expand its service offerings, the Company acquired CSL in October 1997. By 1998, the Company had become an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties.

    REPOSITIONING

    In early 1998, the medical services industry, and in particular the PPM industry became the subject of concerted negative scrutiny from industry analysts. Health maintenance organizations ("HMOs") and other insurers had reduced the amount of their reimbursements and new types of contracts had put the managed practices at increased risk of losing money when medical costs rose. In May 1998, the Company began evaluating various strategic alternatives available to it and in August 1998, the Company's Board of Directors approved several strategic initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. During the fiscal year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In the second quarter of fiscal 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. All of these identified assets held for sale had been sold as of April 30, 2000.

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

    On the Effective Date, the Debentures, the Company's issued and outstanding Old Common Stock and the Old Other Interests (as defined in the Prepackaged
Plan) were canceled and extinguished. Under the Prepackaged Plan, each Debentureholder received for each $1,000 in face amount of the Debentures held by such holder on the Effective Date, 108 shares of New Common Stock and each existing stockholder received for each 31 shares of Old Common Stock held by such stockholder on the Effective Date, 1 share of New Common Stock. New Common Stock was issued in whole shares only, with any fractional share amounts rounded up or down, as applicable. As a result of the Prepackaged Plan, as of the Effective Date, 10.8 million shares of New Common Stock were issued to the former Debentureholders and approximately 1.2 million were issued to former holders of Old Common Stock.

    DIVESTITURES

    In connection with it's repositioning and as part of its strategic plan, during 1998, 1999 and 2000 the Company terminated substantially all of its individual and group physician practice management arrangements and divested itself of related assets as well as its ancillary medical service businesses such as diagnostic imaging, radiation therapy, lithotripsy services and infusion therapy, and its real estate services. In July 2001, the Company sold an undeveloped tract of land in Sarasota, Florida for $1.8 million. The net proceeds of this sale were used to pay down the Company's credit facility.

    On August 30, 2001, the Company sold the oncology and hematology clinical trials operations for approximately $2.5 million. The net proceeds from this transaction were used to pay down the Company's line of credit under the Ableco Finance LLC Credit Facility (the "Ableco Credit Facility").

In connection therewith, the Company executed an amendment to the Ableco Credit Facility, which reduced the maximum amount available to $8.5 million.

    THE COMPANY'S ONGOING OPERATIONS

    On February 7, 2002, the Company closed the Merger of the Company's wholly owned subsidiary, CSL, with a subsidiary of CNS. In exchange for its shares of CSL stock, ICSL received 22,374,060 shares of CNS Common Stock. In connection with the Merger, 776,775 shares of CNS Common Stock were issued in satisfaction of $500,000 of CSL indebtedness. In addition, 1,630,735 shares of CNS Common Stock have been reserved by CNS for issuance upon exercise of options held by employees of CSL and former employees of ICSL who have been hired by CNS, whose options were converted from options to acquire ICSL Common Stock into options to acquire CNS Common Stock. No cash consideration was paid by or to the Company or its stockholders.

    CLINICAL STUDIES, LTD., AT FEBRUARY 7, 2002, A WHOLLY OWNED SUBSIDIARY OF COMPREHENSIVE NEUROSCIENCE, INC.

    CSL was ICSL's principal operating subsidiary until February 7, 2002 when it was acquired by CNS. CSL is a multi-therapeutic site management and healthcare research organization based in Providence, Rhode Island. CSL provides clinical investigative site management services to 20 research facilities throughout the United States (41 sites prior to the sale of the oncology group referenced above). CSL owns and centrally manages Phase I through IV research facilities where it conducts clinical trials for the pharmaceutical and biotechnology industries and contract research organizations. CSL also provides a broad range of pre- and post-FDA approval services designed to expedite new product approval and market acceptance. CSL has participated in clinical trials and enrolled patients in central nervous system, asthma and allergy, respiratory, oncology, endocrinology and women's health studies. On August 30, 2001, CSL sold the assets (including accounts receivable) associated with 21 oncology and hematology sites in order to maximize stockholder value and focus on core therapeutic areas that have the highest historical values.

    Through the healthcare research division, CSL also designs and conducts customized economic and epidemiological research. It provides an environment for proactively collecting medical and economic data, thereby linking clinical with "real life" marketing considerations and quality cost-effective patient outcomes.

    ICSL OWNED 42% OF COMPREHENSIVE NEUROSCIENCE, INC. AS OF FEBRUARY 7, 2002

    Upon consummation of the Merger on February 7, 2002, ICSL received CNS Common Stock representing 42.4% of the voting securities of CNS and CSL became a wholly owned subsidiary of CNS. CNS was formed in 1998 as a diversified company dedicated to expediting the development and appropriate use of new products and services to relieve and remedy neuropsychiatric illnesses. These products and services include a system of clinical research sites. These clinical trial sites are designed to serve pharmaceutical, biotechnology and contract research organizations by conducting high quality clinical trials of medications for neuropsychiatric disorders.

    At the time of the Merger, CNS was comprised of three complementary divisions, Clinical Trials, Medical Information Technologies and Drug Discovery, which enable CNS to support the drug and treatment development process from discovery through clinical trial evaluation to the synthesis and dissemination of clinically actionable medical information.

    THE CLINICAL TRIALS DIVISION. The Clinical Trials Division implements clinical trials through CNS's expanding system of clinical trial sites. The process includes recruitment of appropriate patients for specific trials, managing the treatment of patients with investigative drugs and therapies, and collecting and reporting data to pharmaceutical companies. The division actively searches to manage clinical trials for the promising drugs in clinical development, with leading-edge clinical expertise, patient management approaches and facilities, and data management systems.

    The Clinical Trials Division (pre-Merger) had 12 clinical research sites that conduct Phase II, Phase III, and Phase IV clinical trials in disorders of the central nervous system. Trials are conducted to determine proof-of-concept, safety, efficacy and new use of pharmaceutical agents. CNS seeks to address the need in the pharmaceutical industry for shortened development cycles and reduced costs for evaluating new pharmaceutical products. CNS is able to rapidly launch neuropsychiatric research programs with few delays because of its integrated approach to study management. CNS is in the process of integrating and consolidating its clinical trials services with those provided by CSL. As a result of the Merger, the Clinical Trials Division will provide Phase I-IV clinical trials services through 32 research sites in 11 states.

    THE MEDICAL INFORMATION TECHNOLOGIES DIVISION. The Medical Information Technologies ("MIT") Division provides analytic capabilities for the assessment of clinical information, and has developed proprietary approaches for the communication and implementation of medical information in the neuropsychiatric field. Current customers include healthcare providers and other clinical organizations as well as the pharmaceutical industry.

    The MIT Division is composed of three groups. Each group offers products that rely on knowledge generated from clinical trials and the expertise of CNS thought leaders who disseminate their knowledge through publications, practice guidelines, information systems and advisory panels.

    The Expert Knowledge Group produces consensus guidelines on "Best Practices/Best Products" by designing, researching and disseminating studies of expert opinion in neuroscience and psychiatry. Practice guidelines have become an important means of conveying the most appropriate methods of treating patients to practitioners and administrators. A large market exists for practice guidelines and CNS has developed 12 guidelines covering seven different therapeutic areas in three different languages. Practice guidelines also provide a basis for a broad range of medical education programs including "Pocket Guides," audio teleconference services, instructional audiotapes, full length CD-ROMs, and hundreds of CME continuing education programs around the world.

    The Health Services Group designs, markets and produces specialized educational symposia, conferences and advisory panels for the neuropsychiatric divisions of major pharmaceutical companies. Some of the most successful events rely on content from the Expert Knowledge Group's publications. The Health Services Group's services also form the basis of strategic consulting on market conditions and marketing strategies.

    The Behavioral Pharmacy Group was recently formed to assist health plans with the introduction of a new clinical product designed to improve clinical outcomes and to promote cost-effective prescribing practices among the confusing variety of behavioral pharmaceutical product choices on the market. The product has at its core a series of computer-based algorithms used to monitor and improve the quality of clinical care. It utilizes easy to recover prescription data for profiling practices that are less than optimal and provides interventions to produce change.

    THE DRUG DISCOVERY DIVISION. The Drug Discovery Division assists pharmaceutical customers in the identification of promising new drugs for entry into the development process, the design of appropriate clinical studies to test promising new drugs, and the application of novel technologies to assist the development process (such as pharmacogenomics and the development of unique biological markers).

    CNS's strategies plan will include continuing to grow the clinical trials business with a focus on central nervous system research, as well as expanding into other therapeutic indications where appropriate. CNS will look for additional consolidation opportunities in the clinical trials business and will seek to expand the MIT business by consolidating these products into a broad single offering offered as a turnkey solution for its customers. Future expansion opportunities include expanding current offerings of clinical research services and adding medical marketing services. No assurances can be given that CNS will be able to implement its strategic plan or that, if implemented, it will achieve short-term or long-term profitability.

    INVESTMENT IN COMPREHENSIVE NEUROSCIENCE, INC.

    As a result of the Merger, ICSL owns approximately 42.4% of the voting securities of CNS. Holders of all of the voting securities of CNS prior to the Merger hold approximately 46.4% of its voting securities following the Merger. Approximately 9.8% of the voting securities of CNS following the Merger are owned by purchasers of CNS's Convertible Subordinated Notes in the original principal amount of approximately $3.3 million. Of the 22,374,060 shares of CNS Common Stock received by ICSL in the Merger, 17,129,707 shares are being held in escrow to satisfy ICSL indemnification obligations, if any, pursuant to the Merger Agreement, or to satisfy possible adjustments to the Merger consideration based on the resolution of certain litigation and possible reductions in CSL's working capital. In addition, as of the consummation of the Merger, CNS had outstanding options to purchase 2,214,115 shares of CNS Common Stock (including the options for 1,630,735 shares issued to CSL and former ICSL employees in connection with the Merger) and has reserved 10% of its outstanding fully-diluted Common Stock for issuance upon exercise of options which may be granted to existing and future employees, directors and consultants of CNS. The delivery of shares to CNS from the escrows and the exercise of any existing or newly granted options would dilute ICSL's ownership percentage of CNS. Such dilution may be material. Since ICSL holds less than a majority of the voting securities of CNS, its investment in CNS will be carried as an equity investment on ICSL's books. The carrying value of this investment is based on a CNS per share value of $0.6437, which was derived from an agreed upon net enterprise value for CNS (pre-Merger) of $16.1 million.

    The CNS Per Share Value of $.6437 was higher than the $.3931 assumed CNS Per Share Value used in the example provided in the Information Statement dated December 11, 2001 due to the fact that CNS had more cash-on-hand as of the closing of the Merger than estimated for purposes of the example. Although this resulted in a higher CNS Per Share Value, it did not materially change ICSL's percentage ownership in CNS from that assumed in such example.

    ESCROWED SHARES

    Of the 22,374,060 shares of CNS Common Stock issued to ICSL in the Merger, 17,129,707 shares, representing $11,026,173 of the Merger consideration, are held in four separate escrows to satisfy the Company's indemnification obligations or certain adjustments to the Merger consideration as set forth below:

    GENERAL ESCROW: 3,107,099 shares of CNS Common Stock (initially valued at $2,000,000) are held in escrow to satisfy ICSL's general indemnification obligations. ICSL and CNS have each agreed to indemnify each other with respect to losses arising as a result of breaches of their respective representations, warranties, covenants or agreements and any claim arising out of any inaction or action by their respective stockholders required to approve the Merger or any impropriety with respect to the Merger raised by the respective stockholders of either party. Claims for indemnification for breaches of representations, warranties, covenants and agreements generally must be made on or before February 6, 2003, except that claims for breaches of representations and warranties with respect to taxes survive until the expiration of the applicable statute of limitations period and CNS warranties with respect to the provision of financial information to ICSL survive until ICSL is no longer a stockholder of CNS. In addition, any CSL working capital deficiency described below with respect to the Working Capital Escrow in excess of the value of the shares escrowed under the Working Capital Escrow (based upon the CNS per share value of $0.6437), can be asserted as a loss claim against the General Escrow.

    CONTINGENT LIABILITIES ESCROW: 3,107,099 shares of CNS Common Stock (initially valued at $2,000,000) are held in escrow to satisfy ICSL's indemnification obligations with respect to certain specified contingent liabilities set forth in schedules to the Merger Agreement. In addition, any CSL working capital deficiency described below with respect to the Working Capital Escrow, in excess of the value of the shares escrowed under the Working Capital Escrow (based upon the CNS per share value of $0.6437), can be asserted as a loss claim against the Contingent Liabilities Escrow.

    LITIGATION ESCROW: 7,767,749 shares of CNS Common Stock (initially valued at $5,000,000) are held in escrow pending the outcome of certain litigation involving clinical research management agreements with two of CSL's sites, Clinical Research Center, P.C. (the "CRC Agreement") and Northeast Medical Research Associates, Inc. (the "NMRA Agreement," and together with the CRC Agreement, the "Management Agreements"). This litigation is more fully described under Item 3--Legal Proceedings. Under the Merger Agreement, if either of the Management Agreements terminates as a result of a resolution of the related litigation and CNS ceases to receive revenue from the related site, then the value of the Merger consideration shall be reduced by the amount escrowed with respect to such Management Agreement less the "Net Settlement Proceeds." For this purpose, Net Settlement Proceeds means the sum of any indebtedness forgiven and any amounts received by CNS less any amounts paid by CNS as damages or for legal fees and expenses in connection with the resolution of such litigation. If the litigation is resolved and such resolution does not result in the termination of the related Management Agreement, then the Merger consideration shall be reduced to reflect the percentage reduction (if any) of the projected net contribution margin of the site as compared to such site's net contribution margin for the 12 months ended October 31, 2001. There can be no assurance that the Management Agreements will not be terminated or that CNS will receive Net Settlement Proceeds sufficient to entitle ICSL to receive any of the shares of CNS Common Stock held in the Litigation Escrow.

    WORKING CAPITAL ESCROW: 3,147,760 shares of CNS Common Stock (initially valued at $2,026,173) are held in escrow to satisfy any adjustments to the Merger consideration received by the Company to the extent CSL's December 31, 2001 balance sheet net working capital is less than CSL's June 30, 2001 pro forma working capital of $8,196,423, based on actual results of accounts receivable collections and the payment of liabilities through March 31, 2004. Net working capital is defined as current assets, minus current liabilities, plus short-term debt. In the event that CSL's working capital at December 31, 2001 (determined after two years based on then current financial information) is less than CSL's pro forma working capital at June 30, 2001, the Merger consideration will be reduced (subject to certain adjustments based on CNS's working capital and other factors). While the final amounts can not be known at this time, based on audited CSL standalone financial statements at December 31, 2001, there will likely be a material working capital deficit which will substantially exceed the $2,026,173 value of the shares of CNS Common Stock held in the Working Capital Escrow. If there is insufficient value in the Working Capital Escrow to satisfy any reduction in the Merger consideration, any additional reduction may be treated as a CNS loss, which may be satisfied out of the General Escrow and the Contingent Liabilities Escrow, but not the Litigation Escrow.

    CNS is obligated to issue additional shares of CNS Common Stock to satisfy any ICSL claim for indemnification based upon breaches of CNS's representations, warranties, agreements and covenants or for any adjustment to the Merger consideration based upon a reduction in CNS's December 31, 2001 net working capital as compared to its June 30, 2001 net working capital, provided that CNS's maximum liability with respect thereto is $2.0 million. Claims for indemnification or adjustments will be paid in shares of CNS Common Stock valued as of the date of payment. The value of each share of Common Stock will be the CNS Per Share Value ($0.6437) for claims against the Litigation and Working Capital Escrows and the market value of the escrowed CNS Common Stock for claims against the General and Contingent Liabilities Escrows. For this purpose, market value means:

    - the CNS Per Share Value; or

    - if a transaction occurs pursuant to which CNS issues shares of CNS Common Stock valued in excess of $10 million (10% of which shall be issued to a person or persons not affiliates of ICSL or CNS), then the actual or implied price per share in such transaction; or

    - if the CNS Common Stock is listed on any national or regional stock exchange or the Nasdaq Stock Market, then the average price per share for the preceding 20 trading days.

    CNS's claims for indemnification or adjustments to the Merger consideration may be satisfied solely from the escrows. Any party may substitute cash in lieu of shares of CNS Common Stock in satisfaction of any indemnification obligation, but not any adjustments to the Merger consideration to be satisfied from the Litigation Escrow or the Working Capital Escrow, which must be satisfied by canceling CNS shares.

    While the determination of CSL's December 31, 2001 working capital will not be made until March 31, 2004, based upon preliminary numbers, it is likely that there will be a material working capital deficit, which will exceed the shares held in the Working Capital Escrow and result in claims against the General Escrow and the Contingent Liabilities Escrow.

    CNS SHAREHOLDERS AGREEMENT

    In connection with the Merger, the stockholders of CNS (including ICSL) are parties to a Shareholders Agreement, which provides for the election of members of the CNS Board and contains restrictions on transfer of shares of CNS Common and Preferred Stock.

    THE CNS BOARD. Pursuant to the terms of the Shareholders Agreement, the CNS Board will be comprised of seven members, two of whom shall be designated by the holders of the CNS Series A Preferred, two by CNS management, two by ICSL and one of whom will be selected by the other members of the CNS Board.
Messrs. Heffernan and Bernstein were initially designated by ICSL to serve as ICSL's designated directors. In May 2002, Mr. Heffernan resigned as a CNS director and ICSL designated a former ICSL director, Marvin Moser, M.D., to fill the vacancy created by Mr. Heffernan's resignation.

    RIGHT OF FIRST REFUSAL. Before ICSL can transfer (voluntarily or involuntarily) any shares of CNS Common Stock received in the Merger to an unaffiliated third party, it will be required to offer the shares to the other parties to the Shareholders Agreement on the same terms and conditions as those offered by the unaffiliated third party. If the other parties to the Shareholders Agreement do not purchase such shares, ICSL must offer the shares to CNS. If CNS does not purchase the shares, ICSL will be free to sell the shares to the third party on the same terms offered to the other parties to the Shareholders Agreement. The other parties to the Shareholders Agreement are similarly restricted.

    TAG-ALONG RIGHTS. ICSL will be able to participate in any proposed sale of CNS Common or Preferred Stock representing more than 70% of the aggregate shares then owned by the group of holders proposing the sale on the same terms and conditions as those offered to the holder group.

    DRAG-ALONG RIGHTS. ICSL will be required to participate in any transaction proposed by holders of a majority of the voting power of CNS involving a merger, consolidation, sale of all of the capital stock of CNS or the sale of all or substantially all of CNS's assets to an unaffiliated third party.

    PERMITTED TRANSFERS. ICSL will have the right, at any time, to transfer all or any part of its CNS Common Stock to the ICSL stockholders pursuant to an effective registration statement filed under the Securities Act of 1933 ("Securities Act").

    TERM. The Shareholders Agreement will terminate upon the earliest of: (i) the voluntary election to terminate by holders owning at least a majority of CNS's voting interests of each group of holders; (ii) such time as there shall cease to be at least two holders; and (iii) the consummation of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, covering the offer and sale of common stock for the account of CNS to the public having an aggregate offering price resulting in gross proceeds (before deducting underwriting discounts and commissions) equal to the CNS Per Share Value (as adjusted for stock splits, stock dividends, recapitalizations and other similar events).

    CNS INVESTOR RIGHTS AGREEMENT

    As part of the Merger, ICSL entered into an Investor Rights Agreement, which establishes the mechanism for ICSL, under certain circumstances, to demand registration of its CNS Common Stock or to participate in other registrations of CNS Common Stock.

    DEMAND REGISTRATION. ICSL may demand registration of all or a portion of its CNS Common Stock after an underwritten public offering of CNS Common Stock with gross proceeds to CNS of no less than $25.0 million at a minimum offering price per share equal to the CNS Per Share Value (the "CNS IPO"). ICSL will not have the opportunity to demand registration of the CNS Common Stock prior to the CNS IPO, except as necessary to avoid registration as an investment company under the Investment Company Act of 1940. CNS has no current plans to initiate a public offering of its shares.

    PIGGYBACK REGISTRATION. If CNS proposes to register any of its securities, ICSL, along with other parties to the Investor Rights Agreement, may "piggyback" on such registration on a PRO RATA basis with other participants (subject to certain limitations).

    REGISTRATION ON FORM S-3. After CNS is eligible to register securities through the use of Form S-3 or any successor form, ICSL will be able to demand registration of its CNS Common Stock on such Form S-3, provided that the reasonably anticipated aggregate price to the public of such shares would exceed $500,000.

    INFORMATION STATEMENT DATED DECEMBER 11, 2001, AND ADDITIONAL INFORMATION STATEMENT MATERIALS DATED JANUARY 9, 2002

    Please refer to the Information Statement dated December 11, 2001, and the Additional Information Statement Materials dated January 9, 2002, filed by the Company with the SEC, for additional information concerning the Merger of CSL with CNS. This information is incorporated herein by reference.

    POTENTIAL LIABILITY AND INSURANCE

    The Company (and CNS as the acquirer of CSL) is subject to medical malpractice, personal injury and other liability claims related to the operation of its clinical studies business, healthcare facilities and provision of other healthcare services. The Company has maintained liability and medical professional insurance policies with such coverage and deductibles as are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. Since the Merger, CNS has assumed responsibility for maintaining any coverage appropriate for the clinical studies and healthcare research business. There can be no assurance that a future claim will not exceed available insurance coverage or that such coverage will continue to be available for the same scope of coverage at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverage could have a material adverse effect on CNS's business and, accordingly, the Company's investment in CNS.

    GOVERNMENT REGULATION

    The clinical investigation of new drugs is highly regulated by government agencies to ensure the products are safe and effective before broad public use. Before a new drug may be approved and marketed, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The clinical investigative site management services previously provided by the Company (and now provided by CNS) are ultimately subject to FDA regulation in the United States. CNS, as successor to the Company's clinical trials business, is obligated to comply with FDA requirements governing such activities as obtaining patient informed consents, verifying qualifications of investigators, reporting patients adverse reactions to drugs and maintaining thorough and accurate records. The Company and CNS must maintain documents for each study for specified periods, and the study sponsor and the FDA during audits may review such documents. If FDA audits indicate that the Company or CNS has failed to adequately comply with federal regulations and guidelines, it could have a material adverse effect on CNS's results of operations, financial condition and reputation, which would adversely affect the Company's investment in CNS and could result in indemnification claims by CNS against the General Escrow.

    EMPLOYEES

    As of January 31, 2002, the Company employed approximately 365 persons, nearly all of whom were full-time employees. The Company believes that its labor relations are good. Approximately 306 of these individuals became employees of CNS upon consummation of the Merger. 55 employees were employed by the network management group, all of whom will be terminated no later than July 31, 2002. Then, ICSL does not expect to have any employees and will rely on consultants and CNS employees for its accounting and financial reporting and securities and tax return filings.

ITEM 2. PROPERTIES

    The Company leases approximately 19,000 square feet of space in Providence, Rhode Island where the Company's headquarters are located. The lease commenced in 1997 and expires in 2004. The Company also leases 19 clinical research sites in 10 states, 1 network management site and 1 healthcare research site. The leases for the Providence headquarters, clinical research sites, and the healthcare research office were transferred with CSL in the Merger described above.

    The sites and leases listed below were assumed by CNS in the Merger and will not be reflected as ICSL properties in the future:

                                                              SIZE       LEASE
                                                            (SQUARE    EXPIRATION
LOCATION                                                     FEET)        DATE
--------                                                    --------   ----------
Ft. Myers, FL.............................................   11,852       2008
1st St., Ft. Lauderdale, FL...............................    5,230       2005
Broward Blvd., Ft. Lauderdale, FL.........................   10,256       2005
Boynton Beach, FL.........................................    6,147       2008
Tampa, FL.................................................    2,292       2002
Sarasota, FL..............................................    8,456       2005
St. Petersburg, FL........................................   13,100       2002
Eau Gallie Blvd., Melbourne, FL...........................    4,847       2005
Atlanta, GA...............................................    6,726       2004
Normal, IL................................................    4,096       2002
Peoria, IL................................................    1,850       2001
Yarmouth, MA..............................................    3,140       2005
Dartmouth, MA.............................................    6,809       2003
Waltham, MA...............................................   11,357       2005
Charlotte, NC.............................................    3,776       2002
Las Vegas, NV.............................................    3,000       2002
Philadelphia, PA..........................................    6,267       2004
Pittsburgh, PA............................................    3,622       2004
East Providence, RI.......................................    9,600       2004
Falls Church, VA..........................................    8,413       2005

    In addition, the Company leases the provider network management office in Palm Beach Gardens, Florida with 14,991 square feet, with a lease expiration date of 2007 which management is actively pursuing subletting. The Company is also the lessee of 2 other offices at that location.

ITEM 3. LEGAL PROCEEDINGS

    BANKRUPTCY PROCEEDING

    As described above the Company and its wholly owned subsidiaries emerged from bankruptcy proceedings under Chapter 11 on September 21, 2000. The Company is currently under the supervision of the Bankruptcy Court due to the open suit concerning the bankruptcy described below. While the Company remains under the supervision of the Bankruptcy Court, the Company must continue to pay quarterly fees averaging $44,000 to the bankruptcy trustees, and continues to incur significant legal expenses to defend itself in the suit below, as well as other suits described in following paragraphs.

    On February 20, 2001, Peter J. Almeroth, the Bond Opportunity Fund II, LLC and Steven L. Gidumal (collectively, the "Plaintiffs") filed an adversary proceeding (C.A. No. A-01-115) against the Company, PBG Medical Mall MOB 1 Properties, Ltd., EQSF Advisors, Inc., 3801 PGA Investors, Ltd., Third Avenue Trust, Third Avenue Value Fund Series, Aggressive Conservative Investment Fund, L.P. and The Chase Manhattan Bank N.A. (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware seeking to revoke the order of confirmation (the "Confirmation Order") of the Prepackaged Plan. The Plaintiffs allege that the Confirmation Order was procured by means of fraud based on alleged concealment of significant actual or potential conflicts of interest and misrepresentations. The Company has filed a motion to dismiss this action and awaits a hearing on the matter. Plaintiffs have filed a motion for leave to file a second amended complaint, which the Company is opposing. The Company believes that the allegations contained in the Adversary Proceeding are without merit and intends to continue to defend the case vigorously.

    On January 11, 2001, the Bond Opportunity Fund II, LLC ("BOF") and Steven Gidumal ("Gidumal") filed an amended complaint (the "BOF Complaint") in the United States District Court for the District of Rhode Island. (C.A.
No. 00-609T). The BOF Complaint, filed against certain of our current and former executive officers and directors alleges violations of provisions of the Securities Exchange Act of 1934, breach of fiduciary duty and certain state common law and statutory provisions. The Company is not a party to the BOF Complaint, but it may be obligated to indemnify the officers, former officers, directors and former directors of the Company pursuant to the terms of the Company's charter, by-laws and certain of its agreements with its executives and former executives. The Company believes that, except for its $250,000 deductible, which has been paid, any indemnification obligations will be covered by its directors and officers insurance coverage. The defendants have filed a motion to dismiss and are awaiting the judge's ruling.

    DISPUTE WITH CLINICAL RESEARCH CENTER P.C.

    In October 2001, the Company filed a complaint against Clinical Research Center, P.C., with which it has a Clinical Research Management Agreement, in the United States District Court for the Central District of Illinois Springfield Division (Case No. 01-3326) seeking temporary and permanent injunctive relief and monetary damages for breach of contract, breach of covenant, and tortious interference with the Company's business relations. The complaint included a claim under the Federal Arbitration Act seeking to force the defendants to mediate the dispute. The Court denied the Company's request for a temporary restraining order based, in part, on the ground that the Company had failed to prove that the defendants had received notice of the bankruptcy proceeding and, therefore, the defendants could contest the assumption of the management agreement at issue. The Company filed a motion for reconsideration and the Court reversed its finding on the issue of defendants' notice of the bankruptcy proceeding. A hearing on the Company's motion for a preliminary injunction was held on December 17, 2001 and the Company received a Temporary Restraining Order enjoining Clinical Research Center, P.C. from performing certain acts, and providing for movement of the parties toward mediation of the dispute. As a result of this dispute CSL did not pay the $1.2 million due January 2, 2002 under the Clinical Research Center P.C. acquisition notes. Subsequently Clinical Research Center P.C. advised the Company that it was in default under the notes and that the $872,000 note payment due January 2, 2004 was accelerated. On the Merger effective date, CNS assumed liability for the Clinical Research Center P.C. acquisition notes. The Company expects the parties to proceed to mediation shortly and the results of the mediation are not predictable. The ultimate resolution of this litigation will impact the number of shares of CNS Common Stock released to ICSL and/or CNS from the Litigation Escrow. CNS has assumed the expenses of this litigation.

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

    The Company expects the parties to enter into mediation shortly. The results of the mediation are not predictable. The ultimate resolution of this litigation will impact the number of shares of CNS Common Stock released to ICSL and/or CNS from the Litigation Escrow. CNS has assumed the expenses of this litigation.

    TENET HEALTHSYSTEM HOSPITALS, INC. ("TENET")

    In connection with a May 1997 joint venture partnership (the "Joint Venture") between the Company and Tenet to own and operate an ambulatory surgical center and diagnostic radiology facility in Florida, Tenet filed suit against the Company on September 23, 1999 in the Palm Beach County Circuit Court (Florida) for (1) rescission of the Joint Venture agreement and (2) damages of approximately $2.0 million for breach of contract, breach of fiduciary duty, and breach of good faith and fair dealing (the "Tenet Suit"). The Tenet Suit chiefly alleges that the Company engaged in self-dealing to the detriment of Tenet and failed to meet its obligations under the Joint Venture agreement, such obligations relating principally to certain financial commitments concerning the Joint Venture. This litigation has been stayed to allow the parties to negotiate an unwinding of the Joint Venture and review the potential for a negotiated settlement. In January 2002, ICSL received a request for the production of documents, which are being reviewed by our attorneys to determine the extent of our ability to provide the documents requested considering our client/attorney privilege. If the parties are unable to reach agreement, the Company intends to file counterclaims against Tenet and defend the case.

    RAY-X MEDICAL IMAGING CENTER ("RAY-X")

    The Company received a demand for and notice of intention for arbitration from Ray-X in early 2000. The matter remained dormant until Ray-X reiterated the demand in the Fall of 2000. The demand sought arbitration of a dispute arising from a purchase agreement executed by the parties in December 1997. Arbitration proceedings were commenced in December 2001, at which time the Company asserted that Ray-X's claims were barred by the Bankruptcy Court's Confirmation Order. In

February 2002, Ray-X conceded to the Arbitrator that its claim was barred by ICSL's bankruptcy. Accordingly, the Arbitrator dismissed the Ray-X claim. We are seeking reimbursement from our insurance carrier.

    PHARMACEUTICAL RESEARCH ASSOCIATES, INC. ("PRA") AND INTERNATIONAL MEDICAL TECHNICAL CONSULTANTS, INC. ("IMTC")

    On May 12, 2000, ICSL filed suit against PRA and IMTC in the Rhode Island Superior Court (C.A. No. 00-2478). The Company alleged breach of contract and fraud arising out of the purchase of a company known as The Crucible Group. ICSL seeks approximately $500,000 in damages. On October 27, 2000 PRA and IMTC filed an answer and counterclaim in that action, seeking approximately $400,000 in damages arising from The Crucible Group transaction. The Company is exploring settlement options with PRA and IMTC, which have not been fruitful. If the Company is not able to settle this matter satisfactorily, it intends to pursue its claim and defend the counterclaim.

    ACCESS MEDICAL ("ACCESS")

    On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Predecessor's contracts with Florida physicians include provisions providing for such payments. The Predecessor appealed the ruling to a Florida District Court of Appeals and the Board stayed the enforceability of its ruling pending the appeal. Oral arguments were held on May 26, 1999, and the judge upheld the Board of Medicine's ruling. The Company may be forced to renegotiate those provisions of the contracts that are affected by the ruling. While these contracts call for re-negotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The contracts affected by this ruling are with a physician practice in Florida ("Access"). The Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim alleging fraudulent inducement and illegality of the management agreement. If the Company does not prevail in the litigation it could be exposed to a maximum loss of $3.7 million. A reserve has been established to reflect the probable loss. To date, settlement negotiations have not been fruitful. If the Company is not successful in obtaining a satisfactory negotiated settlement, it intends to vigorously prosecute the case and defend the counterclaim.

    MARVIN STEIN, M.D.

    In July 2001, Marvin Stein, M.D. filed a complaint against the Company, PhyMatrix Corp., PhyMatrix Urology Network, Inc. and Physicians Consultant and Management Corporation in the Circuit Court, Palm Beach County, Florida (Case No. CA 01-06945AH). The suit alleges breach of a November 1997 stock purchase agreement pursuant to which the Company purchased Urology Consultants of South Florida, Inc. The complaint also alleges breach of other related agreements. The complaint seeks an unspecified amount of damages. The Company settled this litigation for $200,000, which has been paid.

    GENERAL ELECTRIC CAPITAL CORPORATION ("GECC")

    GECC filed a Debt Action against ICSL in the Superior Court of Delaware, New Castle County (C.A. No. 01C-04-045 WCC) seeking $172,222.76 plus costs, for ICSL's alleged default on equipment leases. This matter is in the discovery stages. ICSL has filed a counterclaim in the matter, and settlement negotiations have been instituted.

    PRIMARY CARE ASSOCIATES ("PCA")

    The Company received a letter from PCA in September 2001 stating that Vista Radiation Care ("Vista"), a former wholly owned subsidiary of ICSL, had received a $155,827 overpayment from Medicare while Vista was owned by ICSL. Vista subsequently was sold to PCA and PCA assumed all liabilities of Vista. Medicare is seeking refund of the overpayment, and PCA has demanded restitution from ICSL. ICSL management does not see any basis for this claim.

    FINOVA CAPITAL CORPORATION ("FINOVA")

    Finova filed a motion with the Bankruptcy Court for Relief from Automatic Stay or adequate protection payments for the settlement of $385,354 for equipment leases for a SonoDiagnost 800 system, a LIC RISC computer system, and other itemized equipment. The Company is negotiating the return of this equipment, which is not in use by ICSL, to settle this obligation.

    GARY S. GILLHEENEY

    On April 12, 2002, the Company was served with a complaint brought by Gary
S. Gillheeney, the Company's former Chief Financial Officer, against ICSL and CNS (Case No. 02-1901, Superior Court, Providence, Rhode Island). In connection with the Merger, Gillheeney entered into a new employment agreement with CNS to serve as its Chief Financial Officer and Chief Operating Officer. His complaint alleges that the day after the CNS transaction was closed, CNS wrongfully terminated his employment. Gillheeney also claims that the Merger constituted a "change of control" as defined in his employment agreement with ICSL and that he was entitled to a supplemental bonus of at least $590,000. The Company believes that Gillheeney's claims against the Company are without merit and intends to defend this action vigorously. He is also seeking compensatory and punitive damages in the amount of $3 million against CNS.

    OTHER LEGAL PROCEEDINGS AND OTHER CONTINGENCIES, AND FUTURE LEGAL FEES

    The Company is subject to other legal proceedings in the ordinary course of its business, and arising out of its bankruptcy filing. While the Company cannot estimate the ultimate settlements or awards or legal fees with respect to all of the above legal proceedings and other contingences, the outcomes could have a material adverse effect on the Company, its liquidity, financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There has been no annual meeting of the Company's stockholders held for the year ended January 31, 2002. On December 4, 2001, holders of 7,051,164 shares of the Company's Common Stock, representing approximately 58.8% of the outstanding shares executed a written consent approving the Merger Agreement and the Merger. On January 4, 2002, holders of 6,675,324 shares of the Company's Common Stock, representing approximately 55.6% of the outstanding shares, executed a written consent approving the First Amendment to the Merger Agreement.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Old Common Stock was traded on the NASDAQ Stock Market ("NASDAQ") under the symbol ICSL until December 8, 1999 at which time it was delisted. The Company's New Common Stock is traded on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol ICSN.OB. In
July 2001, the Company's New Common Stock was delisted due to the Company's failure to timely file its annual and quarterly reports with the SEC. The Company's Common Stock is currently traded only through the "pink sheets." The following table sets forth the range of high and low closing prices per share of the New Common Stock for the periods indicated, as reported on the OTC Bulletin Board or the pink sheets.

2002                                                        HIGH           LOW
----                                                      --------       --------
First Quarter...........................................   $  688        $    42
Second Quarter..........................................   $  .44        $   .25
Third Quarter...........................................   $  .35        $   .05
Fourth Quarter..........................................   $  .25        $   .10

2001                                                        HIGH           LOW
----                                                      --------       --------
Third Quarter...........................................   $2.375(a)     $1.0625(a)
Fourth Quarter..........................................   $.5312        $ .5312

------------------------

(a) Upon confirmation of the Company's Prepackaged Plan on September 21, 2000, the Company's Old Common Stock was canceled and shares of New Common Stock were issued in lieu thereof on the basis of 1 share of New Common Stock for 31 shares of Old Common Stock. The prices set forth above reflect trading in the New Common Stock.

    On May 20, 2002, the last reported sales price for the New Common Stock was $0.06. On January 31, 2002, there were 158 record holders for the New Common Stock.

    The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data was derived from the Company's financial statements, which have been audited by independent accountants, Arthur Andersen LLP for fiscal years ended January 31, 2001 and 2002, and PricewaterhouseCoopers LLP for fiscal years ended January 31, 1998 through 2000.

    In addition, fresh-start accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at September 20, 2000. Accordingly, the following selected financial data for the period ending
January 31, 2002 and 2001 (Successor Company) is not comparable in certain material respects to such financial data from any prior period (Predecessor Company), because the financial data as of January 31, 2001 and 2002 is of a reorganized company.

    Also, due to the January 2002 decision to close the network management business line, all of the historical data below has been restated to present network management results of operations as a discontinued line of business.

    The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this Annual Report on Form 10-K. The amounts below are in thousands except per share data.

                            SELECTED FINANCIAL DATA

                                                                                                             SUCCESSOR
                                                                   PREDECESSOR COMPANY                        COMPANY
                                                    -------------------------------------------------   --------------------
                                                                                                        19 WEEKS      YEAR
                                                                                                          ENDED      ENDED
                                                                                          33 WEEKS      ---------   --------
                                                         YEAR ENDED JANUARY 31,            ENDED          JANUARY 31, 2002
                                                    --------------------------------   SEPTEMBER 20,    --------------------
                                                      1998       1999        2000           2000          2001        2002
                                                    --------   ---------   ---------   --------------   ---------   --------
STATEMENT OF OPERATIONS DATA:
Net revenues from services........................  $155,946   $ 179,472   $ 125,865     $  27,560      $ 12,511    $ 29,234
Net revenues from management service agreements...    26,373       9,633          --            --            --          --
Net revenues from real estate services............    31,099       8,694         423            --            --          --
                                                    --------   ---------   ---------     ---------      --------    --------
    Total revenue.................................   213,418     197,799     126,288        27,560        12,511      29,234
OPERATING EXPENSES:
Salaries, wages and benefits......................    74,551      74,119      50,874        14,397         4,740      16,317
Depreciation and amortization.....................     9,611      12,691       8,334         1,381         1,548       5,225
Rent expense......................................    14,448      16,496      13,691         3,257         1,287       3,441
(Gain) loss on sale of assets.....................    (1,890)     (5,421)         11            --            --         263
Provision for write-down of notes receivable......        --       2,674      13,840            --            --          --
Merger and other noncontinuing expenses related to
  CSL.............................................    11,057          --          --            --            --          --
Asset impairment write-down.......................        --       9,093       8,768            --        26,908          --
Nonrecurring expenses.............................        --      10,515       1,723         8,292            --       1,052
Other.............................................    82,609     112,841     104,438        21,265         6,245      17,246
  Interest expense, net...........................     5,443       8,464      10,545         4,616            53       1,141
  (Income) from investments in affiliates.........      (223)         --         (46)           --            --          --
  Reorganization items............................        --          --          --           666            --          --
                                                    --------   ---------   ---------     ---------      --------    --------
Income (loss) from continuing operations before
  income taxes....................................    17,812     (43,673)    (85,890)      (26,314)      (28,270)    (15,451)
Income tax expense (benefit)......................     9,605     (11,458)        145         1,456            --      (1,300)
                                                    --------   ---------   ---------     ---------      --------    --------
Net income (loss) from continuing operations......     8,207     (32,215)    (86,035)      (27,770)      (28,270)    (14,151)
Income (loss) from operations of discontinued
  Network Mgt. Group..............................     2,092      (2,816)    (35,540)         (154)          841      (7,561)
                                                    --------   ---------   ---------     ---------      --------    --------
Net income (loss) before extraordinary item.......    10,299     (35,031)   (121,575)      (27,924)      (27,429)    (21,712)
Extraordinary item................................        --     (95,729)    (49,632)      100,000            --          --
                                                    --------   ---------   ---------     ---------      --------    --------
Net income (loss).................................  $ 10,299   $(130,760)  $(171,207)    $  72,076      $(27,429)   $(21,712)
                                                    ========   =========   =========     =========      ========    ========
Net income (loss) per share -- basic
Income (loss) before extraordinary item...........  $   0.35   $   (1.05)  $   (3.45)    $   (0.79)     $  (2.29)   $  (1.81)
Extraordinary item................................  $     --   $   (2.88)  $   (1.41)    $    2.84      $     --    $     --
Net income (loss).................................  $   0.35   $   (3.91)  $   (4.86)    $    2.05      $  (2.29)   $  (1.81)
Net income (loss) per share -- diluted
Income (loss) before extraordinary item...........  $   0.35   $   (1.05)  $   (3.45)    $   (0.79)     $  (2.29)   $  (1.81)
Extraordinary item................................  $     --   $   (2.88)  $   (1.41)    $    2.84      $     --    $     --
Net income (loss).................................  $   0.35   $   (3.91)  $   (4.86)    $    2.05      $  (2.29)   $  (1.81)
Pro Forma Information (Unaudited)
Adjustment to income tax expense..................  $    624   $      --   $      --     $      --      $     --    $     --
Net Income........................................     9,675   $      --   $      --     $      --      $     --    $     --
Net income per share -- basic.....................  $   0.33   $      --   $      --     $      --      $     --    $     --
Net income per share-diluted......................  $   0.33   $      --   $      --     $      --      $     --    $     --
Weighted average shares outstanding -- basic......    26,690      33,401      35,235        35,235        11,999      11,999
Weighted average shares outstanding-diluted.......    30,229      33,401      35,235        35,235        11,999      11,999
BALANCE SHEET DATA:
Working capital...................................  $ 86,390   $ 111,185   $ (92,716)    $ (13,982)     $ (8,675)   $(17,780)
Accounts receivable, net..........................    57,252      14,511      16,193        12,719        10,862       5,753
Total assets......................................   378,160     252,851      87,311        91,008        58,180      33,118
Total debt........................................   134,359     117,657     115,952         4,231        10,576      10,579
Stockholders' equity..............................   212,035     105,900     (66,722)       50,000        22,648         859

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    During the fiscal year ended January 31, 2002, ICSL operated two business lines: investigative clinical site management including outcomes research, and single-specialty provider network management. As a result of actions initiated during the fiscal year, but consummated following the close of the fiscal year, the Company's principal activities will be managing its investment in CNS, a privately held company.

    On February 7, 2002, ICSL completed the Merger with CNS, pursuant to which the Company's wholly owned subsidiary, CSL, became a wholly owned subsidiary of CNS, a privately held clinical knowledge company focused on the development, evaluation and appropriate use of drugs used to treat neuropsychiatric illnesses. The combined new CNS will have three divisions, Clinical Trials, Medical Information Technologies and Drug Discovery. The Clinical Trials Division will provide Phase I-IV clinical trial services to the pharmaceutical and biotechnology industries with 34 research sites in 11 states. The Medical Information Technologies Division will provide pharmaceutical and biotechnology clients with a unique array of products and services that develop and disseminate medical and healthcare knowledge. The Drug Discovery Division will assist pharmaceutical customers in the identification of promising new drugs and the design of appropriate clinical trials to test promising new drugs.

    On January 25, 2002, ICSL announced that it had determined to discontinue operations of its network management business. This decision was due to a contract cancellation by network management's largest customer. The Company evaluated the potential to continue operations, but determined that continuation is not feasible financially in light of the changes in the market and prospects for the future. Network management notified all of its remaining customers and employees of its plan to discontinue operations and has begun an orderly process of termination. The final day of business is scheduled for July 31, 2002.

ACCOUNTING TREATMENT

    GOING CONCERN

    The Company has generated significant negative cash flow and operating losses over the past several years. The Company's independent public accountants have included a going concern explanatory paragraph in their audit report accompanying the financial statements for the fiscal years ended January 31, 2001 and 2002. The paragraph states that the Company's recurring losses and negative cash flow from operations and a significant working capital deficit raise substantial doubt as to the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

    RESTATEMENT RELATED TO DISCONTINUATION OF NETWORK MANAGEMENT BUSINESS

    Due to the decision to discontinue network management operations (scheduled to be completed by July 31, 2002) the accompanying ICSL financial statements, including the five year financial summary, have been restated to show the network management segment as a discontinued line of business.

    CLINICAL STUDIES, LTD RESULTS OF OPERATIONS

    Since the Merger was consummated after the Company's fiscal year end of January 31, 2002 and the Company will retain an equity interest in CNS, CSL results are included in all of ICSL's financial statements and the five year financial summary included herein.

    FRESH-START REPORTING

    The Company's Prepackaged Bankruptcy Plan was consummated on September 21, 2000 and ICSL emerged from Chapter 11. Pursuant to the AICPA's Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), the Company adopted fresh-start reporting as of September 20, 2000 to give effect to the reorganization as of such date. Refer to accompanying financial statements footnote 2 for a detailed explanation of the adjustments made for fresh-start reporting.

    ASSETS HELD FOR SALE

    Assets Held for Sale at January 31, 2001 included undeveloped land in Florida, which was sold on July 13, 2001. During August 2001, the Company sold the assets of the Oncology Group.

    OTHER ACCOUNTING CONSIDERATIONS

    The terms of the Company's relationships with its remaining affiliated physicians are set forth in various asset purchase agreements, management services agreements and employment and consulting agreements. Through the asset and/or stock purchase agreement, the Company acquired the equipment, furniture, fixtures, supplies and, in certain instances, service agreements, of a physician practice at the fair market value of the assets. The accounts receivable typically were purchased at the net realizable value. The purchase price of the practice generally consisted of cash, notes and/or Common Stock of the Company and the assumption of certain debt, leases and other contracts necessary for the operation of the practice. In addition, separate management agreements were signed to include the management services or employment agreements of the physicians, and delineate the responsibilities and obligations of each party.

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

    For the year ended January 31, 2002, approximately 1.7 million shares related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the New Common Stock.

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

CRITICAL ACCOUNTING POLICIES

    Financial Reporting Release No. 60, which was recently published by the SEC, recommends that all companies include a discussion of the critical accounting policies used in the preparation of their financial statements. The following is a brief discussion of the more significant accounting policies used by the Company.

    REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

    SOP 90-7 required the Company, in restating its assets and liabilities to reflect equity value, to allocate its Equity Value to its assets based upon their estimated fair values in accordance with the procedures specified by Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, for transactions reported on the purchase method. The difference between the Equity Value of the Company and the net fair value of the Company's assets and liabilities as of the date of the reorganization is an intangible asset that is defined as "Reorganization Value in Excess of Amounts Allocated to Identifiable Assets."

    Reorganization Value in Excess of Amounts Allocated to Identifiable Assets was amortized through January 31, 2002, using the straight-line method over five years. The Company assesses the future useful life of this and other noncurrent assets whenever events or changes in circumstances indicate that the current useful life has diminished. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings. The Company considers the future undiscounted cash flows of the Company and its subsidiaries in assessing the recoverability of this asset. The Company assesses cash flows before interest charges, and when impairment is indicated, writes the asset down to fair value. If quoted market values are not available, the Company estimates fair value by calculating the present value of future cash flows. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss. There can be no assurances whether or not further write-down may be necessary, but the Reorganization Value is based on the terms and current expected final outcome of the Merger transaction.

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The Company will adopt the requirements of SFAS No. 142 effective February 1, 2002. SFAS No. 142 requires companies to test all goodwill and other intangible assets for impairment by July 31, 2002, and to cease amortization of this asset in 2002. Reorganization Value in Excess of Amounts Allocated to Identifiable Assets is subject to the provisions of SFAS No. 142.

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

    REVENUE RECOGNITION

    Net revenues from clinical studies equal the fees to be received, primarily from pharmaceutical companies, as services are provided to patients enrolled in studies. Revenue is recognized as services are provided. Unbilled accounts receivable represents revenue recognized in excess of amounts billed. Unearned revenue is recorded for cash received from customers for which revenue has not been recognized as of the balance sheet date.

    Revenue from network management under capitation contracts are no longer disclosed since management determined in January 2002 that this business was no longer financially viable due to the loss of its major customer. Accordingly, revenue and expenses of network management segment have been treated as discontinued operations in the accompanying financial statements, the five-year financial summary of ICSL results, and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    PROPERTY, PLANT AND EQUIPMENT

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

    INCOME TAXES

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

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

                                                                   FOR THE YEAR ENDED
                                                                      JANUARY 31,
                                                          ------------------------------------
PERCENTAGE OF NET REVENUE TABLE                             2002          2001          2000
-------------------------------                           --------      --------      --------
Net Revenues........................................       100.0%        100.0%         100.0%
Salaries, wages and benefits........................        55.8%         47.8%          40.3%
Professional Fees...................................        18.9%         19.4%          13.9%
Utilities...........................................         3.1%          3.9%           2.8%
Depreciation and amortization.......................        17.9%          5.6%           6.6%
Rent expense........................................        11.8%         11.3%          10.8%
Provision for bad debts.............................         1.0%          2.4%           4.1%
Loss (gain) on sale of assets.......................         0.9%          0.0%           0.0%
Provision for write-down of notes receivable........         0.0%          0.0%          11.0%
Asset impairment write-down.........................         0.0%         19.8%           6.9%
Nonrecurring expenses...............................         3.6%         20.7%           1.4%
Other...............................................        36.0%         43.0%          61.9%
Total operating costs and administrative expenses...       149.0%        173.9%         159.7%
Interest expense, net...............................         3.9%         11.6%           8.3%
Reorganization items................................         0.0%          1.7%           0.0%
Loss from continuing operations.....................       (52.9%)       (87.2%)        (68.0%)
Income tax expense (benefit)........................        (4.4%)         3.6%           0.1%
Loss before extraordinary item and discontinued
  operations........................................       (48.5%)       (90.8%)        (68.1%)
Extraordinary item, net of tax......................         0.0%        249.5%         (39.3%)
Income (loss) from discontinued operations..........       (25.9%)       (47.3%)        (28.2%)
Net income (loss)...................................       (74.4%)       111.4%        (135.6%)

   FISCAL YEAR ENDED JANUARY 31, 2002 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2001

    The following discussion reviews the results of operations for fiscal year ended January 2002 ("2001") compared to the fiscal year ended January 31, 2001 ("2000"). Despite the change in accounting basis as a result of fresh-start accounting adopted by the Company on September 20, 2000, the Company, for the purpose of this management discussion and analysis, has combined the results of operations for the 33 weeks ended September 20, 2000 with the 19 weeks ended January 31, 2001, which combined are the results for the year 2000.

    During 2001 the Company derived revenues primarily from investigative clinical site management including outcomes research. Revenues from site management organizations are derived primarily from services provided to pharmaceutical companies for clinical trials.

    Net revenues during 2001 were $29.2 and included $28.6 million or 97.9% attributable to site management organizations and $0.6 million or 2.1% attributable to miscellaneous corporate revenues.

    Net revenues during 2000 were $40.1 million and included $34.2 million or 85.3% attributable to site management organizations, $5.6 million or 14.0% primarily attributable to the operations of assets held for sale, and $.3 million or 0.7% attributable to miscellaneous corporate revenue.

    The Company's net revenues from clinical site management organizations decreased by $5.6 million from $34.2 million for 2000 to $28.6 million for 2001. The majority of the decrease is attributable to the closing of unprofitable clinical sites, the sale of the oncology and hematology business operations in August of 2001 and reduced site revenue following the events of September 11, 2001. Net revenues for 2001 were also reduced by an increase in revenue adjustments necessary to offset certain account receivables. The net revenues attributable to miscellaneous corporate items increased $0.3 million from $0.3 million for 2000 to $0.6 million for 2001.

    The Company's salaries, wages and benefits decreased by $2.8 million from $19.1 million or 47.8% of net revenues during 2000 to $16.3 million or 55.8% of net revenues during 2001. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the closing of unprofitable clinical sites and the sale of the oncology and hematology business operations in August of 2001.

    The Company's professional fees expense decreased by $2.2 million from $7.7 million or 19.4% of net revenues during the 2000, to $5.5 million or 18.9% of net revenues during the 2001. The decrease in professional fees expense is primarily the result of the closing of unprofitable clinical sites.

    The Company's depreciation and amortization expense increased by $3.0 million from $2.2 million in 2000 or 5.6% of net revenues to $5.2 million or 17.9% of net revenues in 2001. The increase is primarily the result of the replacement of historical goodwill with reorganization value in excess of amounts allocated to identifiable assets under fresh start accounting.

    The Company's rent expense decreased by $1.1 million from $4.5 million or 11.3% of net revenues during 2000, to $3.4 million or 11.8% of net revenues during 2001. The decrease is primarily the result of the closing of unprofitable clinical sites.

    The Company's loss on sales of assets of $.3 million or .9% of net revenues is due to the sale of the oncology and hematology business operations in August of 2001.

    The Company's asset impairment write-down for 2000 of $7.9 million was related to the impairment of the assets of several sites and the closure of unprofitable site operations. Each write-down was in accordance with SFAS
No. 121, which requires the reduction of goodwill and other long-lived assets when anticipated future cash flows are insufficient to cover the asset recorded on the books from ongoing operations.

    The Company's $1.1 million in nonrecurring expenses in 2001 is primarily the result of lease commitments for closed sites.

    The Company's other expenses decreased by $6.7 million from $17.2 million or 36.0% of net revenues during 2000 to $10.5 million or 36.8% of net revenues during 2001. The decrease is primarily the result of the closing of unprofitable clinical sites.

    The Company's interest expense decreased by $3.6 million from $4.7 million or 11.7% of net revenues during 2000 to $1.1 million or 3.9% of net revenues during 2001. The decrease is due to the conversion of the Debentures into New Common Stock pursuant to the Prepackaged Plan.

    The Company's loss from continuing operations before income taxes and extraordinary items was $15.5 million for 2001 as compared to a loss of $34.9 million for 2000. The $1.3 million income tax benefit reflects a reversal of the 2000 accrual of an alternative minimum tax ("AMT") assessment, due to a 2001 change in federal tax law, which permits a five-year carryback of net operating losses at 100% (rather than 90% as under prior law) in calculating AMT liability.

    The Company's loss from discontinued operations was $7.6 million for 2001 as compared to a loss of $19.0 million for 2000. The loss from the discontinued operations reflects the operating results of the network management business, which is reported separately as a discontinued operation due to the decision to terminate network management operations effective July 31, 2002.

    The Company's loss before extraordinary item was $21.7 million during 2001 and $55.4 million during the 2000 and includes an $8.0 million charge to provide for the estimated asset impairment write-downs at the network management segment as discussed above for the year 2001.

    The Company's net loss after income taxes and extraordinary items during the 2001 was $21.7 million compared to income of $44.6 million in 2000. The income in 2000 was due to the extraordinary gain from the cancellation of the $100 million Debentures pursuant to the Prepackaged Plan.

    THE YEAR ENDED JANUARY 31, 2001 COMPARED TO THE YEAR ENDED JANUARY 31, 2000

    The following discussion reviews the results of operations for the year ended January 31, 2001 ("2000") compared to the year ended January 31, 2000 ("1999").

    Net revenues during 2000 were $40.1 million and included $34.2 million or 85.3% attributable to site management organizations, $5.6 million or 14.0% primarily attributable to asset divestitures, and $.3 million or 0.7% attributable to miscellaneous corporate revenue.

    Net revenues during 1999 were $126.3 million and included $33.8 million or 26.8% related to site management organizations, $92.0 million or 72.8% related to assets held for sale, and $0.5 million or 0.4% was attributable to miscellaneous corporate revenues.

    The Company's net revenues from site management organizations increased by $0.4 million from $33.8 for 1999 to $34.2 million for 2000. The Company's net revenues from assets held for sale decreased $86.4 million from $92.0 million for 1999 to $5.6 million for 2000 primarily attributable to the asset divestitures, including the sale of the real estate service operations. The net revenues from miscellaneous corporate revenue decreased by $0.7 million from $0.5 million for 1999 to a loss of $0.3 million for 2000.

    The Company's salaries, wages and benefits decreased by $31.8 million from $50.9 million or 40.3% of net revenues during 1999 to $19.1 million or 47.8% of net revenues in 2000. The decrease in dollars is primarily attributable to the reductions in personnel in conjunction with the business divestitures and to the cost savings initiatives, which include the reduction of headcount in general corporate and network management operations.

    The Company's depreciation and amortization expense decreased by $6.1 million from $8.3 million in 1999 or 6.6% of net revenues to $2.2 million or 5.6% of net revenues in 2000. The decrease in dollars is due to businesses sold during the year and the decrease in percentage is due to the impact of prior year goodwill impairment write-downs.

    The Company's rent expense decreased by $9.1 million from $13.7 million or 10.8% of net revenues during 1999 to $4.6 million or 11.3% of net revenues during 2000. The dollar decrease is primarily a result of the businesses sold, closure of unprofitable clinical sites, and consolidation of administrative offices.

    The Company's provision for bad debt decreased by $4.3 million from $5.3 million or 4.1% of net revenues for 1999 to $1.0 million or 2.4% of net revenues during 2000. The decrease as a percentage of revenues is primarily the result of write-offs attributable to the businesses held for sale in 1999.

    The Company's nonrecurring expenses of $1.7 million in 1999 represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company. The Company's nonrecurring expenses of $8.3 million in 2000 includes a $3.1 million restructuring charge, a

$3.0 million valuation reserve to recognize the decline in market value of assets held for sale, and $2.2 million in lease commitments that are below market value and which relate to closed sites.

    The Company's provision for the write-down on notes receivable of $13.8 million in 1999 represents the write-down to estimated net realizable value of several notes receivable that were collateralized by shares of Old Common Stock of the Company. The $13.8 million provision in 1999 also includes the write-off of the $10.9 million note guaranteed by Mr. Gosman, former Chairman of Phymatrix, since the expected market value of the collateral securing the note is substantially below the value of the note guaranteed.
Mr. Gosman has declared personal bankruptcy. The release of the collateral to ICSL is subject to these bankruptcy proceedings. Other notes were written off due to negotiations with the debtors to reduce their notes in exchange for concessions, which the Company received in regards to potential liabilities of the Company.

    For 2001, the Company wrote down $26.9 million of goodwill due to integration and valuation issues related to its network management business line. For 2000, the Company wrote down $36.1 million of goodwill due to the closure of certain unprofitable operations, both in clinical studies and network management, and the impairment of the assets of several sites. Each write-down was in accordance with SFAS 121, which requires the reduction of goodwill and other long-term assets when anticipated future cash flows are insufficient to cover the asset recorded on the books from ongoing operations.

    The Company's other expenses decreased by $60.9 million from $78.1 million or 61.9% of net revenues during 1999 to $17.2 million or 43.0% of net revenues during 2000. The decrease in other expenses is due to asset divestitures and repositioning the Company in 2000, and reflects a reduction in reserves established for settlement of litigation, the write-down of assets held for sale and legal fees relative to asset sales.

    The Company's loss prior to income taxes, extraordinary items and discontinued operations during 2000 was $34.9 million compared to $85.9 million in 1999. The improvement in operating results during 2000 is due to several factors including asset divestitures, cost savings initiatives, and general and administrative overhead reductions.

    The Company's income tax expense increased by $1.3 million from $0.2 million (prior to extraordinary item) during 1999 to $1.5 million during 2000. The $1.5 million for 2000 represents an assessment of AMT for previous years. Based on changes to the federal tax law enacted in 2001, the Company has reversed the 2000 provision for $1.5 million of additional AMT on the prior year refund, since the new law allows a five year carry-back of losses at 100%, (rather than 90% per the previous tax laws) in calculating AMT liability. The Company believes that because of the large net operating loss for the years ended January 31, 2001 and 2000 and the anticipated losses due to the restructuring of the Company, the Company may not be able to fully utilize all of its net operating losses.

    The Company's loss from discontinued operations was $19.0 million for 2000 and $35.5 million for 1999. The discontinued operations loss reflects the operating results of the network management business, which is reported separately as a discontinued operation due to the decision to terminate network management operations effective July 31, 2002.

    The Company's extraordinary gain of $100 million during 2000 arose from the cancellation of the Debentures. The Company's extraordinary loss of $49.6 million (net of tax) during 1999 represents the charge resulting from divestitures or disposals that had occurred subsequent to August 1998 as well as the write-down of the assets of the businesses being held for sale at January 31, 1999 and 2000, respectively. The carrying value of the assets of these businesses was written down to their estimated net realizable value (less costs to sell).

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $9.9 million and $24.9 million during 2001 and 2000, respectively. At January 31, 2002, the Company's principal sources of liquidity consisted of current assets of $1.2 million in cash, $1.3 million of notes receivable and $5.8 million of accounts receivable. However, accounts receivable represents assets of CSL, which were transferred to CNS in connection with the Merger and no longer represent a source of liquidity for the Company. Accounts receivable declined $4.5 million in 2001 due to strengthened collection efforts, and lower clinical studies revenue in the fourth quarter. In addition, a $3.5 million reduction in revenue was recorded during the year, which increased the Allowance for Doubtful Accounts by $3.5 million, primarily due to an incremental fourth quarter allowance of $2.1 million related to the disputes with Clinical Research Center P.C., and Northeast Medical Research Associates described in Item 1--Legal Proceedings. The remaining revenue adjustments relate to receivables which are in negotiations with customers. The Company also had $30.3 million of current liabilities as of January 31, 2002, including approximately $10.5 million of current indebtedness, which is comprised primarily of $7.1 million outstanding under the Ableco Credit Facility. In connection with the Merger, the Ableco Credit Facility was repaid and CSL's current liabilities were transferred to CNS.

    Cash provided by investing activities was $5.1 million during 2001 and primarily represented the net cash received from collections against notes receivable of $1.6 million and from the sale of assets of $4.5 million, offset by the funds required by the Company for capital expenditures of $0.09 million, and for other assets of $1.5 million. Cash provided by investing activities was $10.4 million during 2000 and primarily represented the net cash received from collections against notes receivable of $6.8 million and the sale of assets of $4.7 million, offset by the funds required by the Company for capital expenditures of $0.7 million and for other assets of $0.4 million.

    Cash provided by financing activities was $2.1 million during 2001 and primarily represented borrowings on the Ableco Credit Facility and net cash provided from discontinued operations. Cash used by financing activities was $5.5 million during 2000 and primarily represented repayments on the Company's lines of credit and net cash used in discontinued operations.

    During the fiscal year ended January 31, 1999, the Company advanced
$10.9 million to Chancellor Development Corp. which loan was guaranteed by Abraham Gosman, a former officer and director. To secure his obligation under the guarantee, Mr. Gosman pledged the stock of another company principally owned by him ("Windrows") and (subject to prior pledges) 8.2 million shares of Old Common Stock ("ICSL Pledged Shares"). This loan was due in July 2000 but has not been paid by Chancellor Development Corp. or by Mr. Gosman. Due to the significant decline in the value of the collateral pledged by Mr. Gosman and management's assessment that Mr. Gosman would not honor his guarantee, in January 2000, the Company completely reserved for the note. The Company filed suit against Mr. Gosman and obtained a judgment (including interest) of approximately $11.3 million. Mr. Gosman subsequently filed for protection under the United States Bankruptcy Code. The Company actively participates as a member of the creditors' committee for Mr. Gosman's bankruptcy proceedings and will take all actions within its power to recover amounts due from Mr. Gosman.

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

    On the Effective Date, the Company entered into a $10.0 million revolving credit facility with Ableco Finance LLC ("Ableco"). The $10.0 million Ableco Credit Facility has a two-year term and availability based upon eligible accounts receivable. The Ableco Credit Facility bears interest at prime plus 2.00% (but never less than 11.5%) and provides for an unused line fee of .50%. The Ableco Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. On February 7, 2002 as part of the Merger with CNS, the Ableco Credit Facility was repaid from the proceeds of a new credit facility obtained by CNS from General Electric Healthcare
Finance, Inc. for $10 million (the "GE Facility"). The primary collateral for the GE Facility is CNS accounts receivable, including CSL's accounts receivable. After repayment at February 7, 2002, ICSL has no further obligations under the Ableco Credit Facility or the GE Facility.

    In September 2001, CSL entered into an Amended and Restated Subordinated Promissory Note payable to Steven Targum, M.D., which extended the payment terms of an existing note. The Company paid $600,000 on the amended note, leaving an outstanding balance of $1,400,000, which was assumed by CNS on February 7, 2002 as part of the Merger with CSL. Upon consummation of the Merger, $500,000 of this obligation was discharged by the issuance to Dr. Targum of 776,775 shares of CNS Common Stock. The issuance of these shares reduced the number of shares that were otherwise issuable to ICSL under the terms of the Merger Agreement.

    On November 14, 2001, the Company entered into a Settlement Agreement with Medical Office Portfolio Properties Limited Partnership ("MOPP") with respect to two court suits related to alleged breaches of lease agreements. The aggregate amount claimed as damages with respect to the alleged breaches totaled approximately $4.7 million. Under the terms of the Settlement Agreement the Company agreed to pay $1.6 million in full satisfaction of all amounts owed under the two leases, of which $650,000 was paid upon execution of the Settlement Agreement. The balance will accrue interest at 18% per year, and principal payments plus accrued interest are required as follows: $287,500 on February 16, 2002 (which was paid), April 15, 2002 (which was paid), and
July 15, 2002, and $79,169 on October 15, 2002. MOPP has been granted a first priority security interest, effective at the time that the Ableco Credit Facility was repaid in February 2002, in certain notes receivable with an aggregate value at January 31, 2002 of $3.4 million.

    In March 2001, Biltmore Investors Limited Partnership ("Biltmore") filed a complaint against CSL in Arizona Superior Court (Maricopa County) (No. CV2001-003880) seeking damages of $16,625 for past due rent through February 2001 for breach of lease for the premises located in Phoenix, Arizona. Total rent under the lease for the balance of the lease term was approximately $1.3 million. On November 14, 2001 a settlement was reached with Biltmore in the amount of $318,000, due February 15, 2002, which was paid by CNS.

    As a result of the dispute with Clinical Research Center P.C., CSL did not pay the $1.2 million due January 2, 2002 under the Clinical Research Center P.C. acquisition notes. Subsequently the Clinical Research Center P.C. advised the Company that it was in default under the notes and that the $872,000 note payment due January 2, 2004 was accelerated. On the Merger effective date, CNS assumed liability for the Clinical Research Center P.C. acquisition notes and the cost of the litigation.

    Upon consummation of the Merger on February 7, 2002, ICSL received 22,374,060 shares of CNS Common Stock, representing approximately 42.4% of the voting securities of CNS, in exchange for its shares of CSL stock. No cash consideration was paid by or to the Company or its stockholders. Of these 22,374,060 shares of CNS Common Stock, 17,129,707 shares, representing $11,026,173 of the Merger consideration as agreed upon by the parties, are held in four separate escrows to satisfy the Company's indemnification obligations or possible adjustments to the Merger consideration as set forth in Item 1--Business. All CNS claims for indemnification or adjustments to the Merger consideration under the Merger Agreement must be satisfied out of the escrowed shares. The CNS Common Stock is illiquid and there is no expectation that CNS will pay any dividend on the CNS Common Stock for the foreseeable future, if ever.

    Once network management operations are discontinued, ICSL's only significant assets other than available cash and the CNS Common Stock will be approximately $3.4 million of notes receivable. ICSL intends to use the proceeds of these notes receivable to satisfy its liabilities and pay its ongoing expenses of operation. There is no assurance that its available cash and the proceeds from such notes will be sufficient to pay its remaining liabilities or operating expenses. To the extent such cash and proceeds are insufficient to satisfy such liabilities, the shares of CNS Common Stock held by ICSL will be subject to the claims of creditors.

RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER MATTERS

    On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion
No. 17, INTANGIBLE ASSETS. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. SFAS 142 applies to existing goodwill (I.E., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of SFAS 142. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. Any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase combination completed after June 30, 2001 will not be amortized. At January 31, 2002, the Company had $14.9 million of reorganization value on its balance sheet, subject to the new rule.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). SFAS 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS 143 and has not yet determined the impact, if any, on the Company's consolidated financial statements.

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

    WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO REVERSE OUR HISTORY OF
     OPERATING LOSSES.

    We have not been able to achieve overall profitability since the fiscal year ended January 31, 1998. Our extensive losses over the past four years and our negative cash flows from operations raise substantial doubt as to our ability to continue as a going concern, resulting in a qualified opinion from our independent accountants. Following the discontinuation of our network management business which is scheduled for July 31, 2002, our principal asset will be CNS Common Stock, which will be illiquid and non-income producing, as we do not expect CNS to pay any dividends on the CNS Common Stock in the foreseeable future. Although we will no longer conduct any business operations, ICSL will continue to incur the costs and expenses associated with ongoing litigation and our obligations as a reporting company under the securities laws until such time as we are able to liquidate or distribute our equity interest in CNS or CNS enters into a liquidating transaction. While we believe that our available liquid assets will be sufficient to pay our liabilities as they become due, there can be no assurance that as a result of circumstances beyond our control, we may be unable to do so. Furthermore, we cannot assure you that our investment in CNS will lead to profitability on a short-term or long-term basis.

    THE CLOSURE OF THE NETWORK MANAGEMENT BUSINESS SEGMENT WILL RESULT IN
     CONTINUING LEASE LIABILITIES WITH NO OFFSETTING REVENUE.

    While the largest customer of our network management division has agreed to pay certain costs of network management through December 31, 2002 in order to provide for an orderly transition of the payment of medical claims, and has agreed to pay lease expenses for network management's offices through December 31, 2002, there is no arrangement for the payment of the office lease after that date. We are actively attempting to sub-lease this office space, but there can be no assurances that this space will be sublet, or sublet at a price sufficient to pay for the rent agreed to in the lease which has a remaining term of six years.

    WE ARE THE SUBJECT OF NUMEROUS LAWSUITS THAT COULD MATERIALLY AND ADVERSELY
     AFFECT OUR FINANCIAL CONDITION.

    We are defendants in numerous lawsuits described under Item 3--Legal Proceedings, the future outcome of which is uncertain and beyond our control. While we cannot predict the ultimate resolution of this litigation, an adverse decision or damage award with respect to these legal proceedings could have a material adverse effect on our liquidity, financial position and results of operations. Furthermore, the ongoing expenses incurred in connection with such proceedings are a drain on our limited resources and could adversely affect our liquidity and financial position.

    WE CANNOT ASSURE YOU THAT THE 17,129,707 SHARES OF CNS COMMON STOCK HELD IN
     ESCROW WILL BE RELEASED TO ICSL.

    We can not assure you that the 17,129,707 shares of CNS Common Stock held in escrow, as described above and in the Financial Statement footnotes, will be released from escrow, to any extent, or at all. The release of the escrowed CNS Common Stock is dependent on the future resolution of lawsuits, contingencies, claims asserted and unasserted, collection of accounts receivable, payment of open accounts payable and accrued expenses. The Escrow Agreement with CNS provides for the release of escrowed shares from the Litigation Escrow only upon resolution of certain litigation and from the General Escrow, Contingent Liabilities Escrow and Working Capital Escrow only after a final accounting of CSL's December 31, 2001 Working Capital to be completed on March 31, 2004. Until such time, the final assets and liabilities of CSL as of December 31, 2001, and therefore, the final number of shares to be retained by ICSL, can not be determined with certainty. While the final amounts cannot be determined at this time, based on CSL standalone financial statements at December 31, 2001, there will likely be a material working capital deficit, which will substantially exceed the $2,026,173 value of the shares held in the Working Capital Escrow and, accordingly, will result in claims against the General Escrow and the Contingent Liabilities Escrow.

    WE COULD BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY.

    Section 3(a)(i)(c) of the Investment Company Act of 1940, as amended (the "ICA"), provides that if more than 40% of a corporation's assets are investment securities, it will be an "investment company" for purposes of the ICA. Investment companies are subject to significant registration and reporting requirements pursuant to the ICA, which ICSL has concluded would not be beneficial to itself or its stockholders. The shares of CNS Common Stock received in the Merger represent more than 40% of ICSL's total assets. Thus, ICSL would be deemed an investment company subject to the ICA's registration and reporting requirements if the shares of CNS Common Stock constitute "investment securities" under the ICA.

    We believe, based on current SEC rules and interpretations, that so long as ICSL owns beneficially more than 25% of the voting securities of CNS, and no other stockholder has a greater percentage ownership, the CNS Common Stock held by ICSL will not constitute "investment securities" under the ICA. Should the CNS Common Stock be deemed "investment securities" and another exemption from the ICA is not then available, ICSL has the right to demand registration of its CNS Common Stock in order to distribute such CNS Common Stock to ICSL stockholders and avoid having to register as an "investment company." However, registration of the CNS Common Stock held by ICSL would force CNS to become a reporting company under the Exchange Act, which could adversely affect the value of the CNS Common Stock.

    WE HAVE NO CURRENT PLANS TO MAKE ANY DISTRIBUTION TO ICSL STOCKHOLDERS.

    The ability of ICSL to sell its CNS Common Stock will be limited by the Shareholders Agreement and by federal and state securities laws. Essentially, we will not be able to make any distribution to our stockholders until the shares of CNS Common Stock are registered pursuant to federal and state securities laws or until CNS enters into a liquidity transaction in which ICSL receives cash or liquid securities in exchange for its CNS Common Stock. CNS has no present plans to register such shares and our rights to require such registration are extremely limited. Accordingly, ICSL stockholders will have only an indirect interest in CNS and there is no assurance that any increase in the value of CNS or the CNS Common Stock (should it occur) will be reflected in the market price of ICSL's Common Stock.

    CURRENTLY ICSL IS EFFECTIVELY CONTROLLED BY A SINGLE INVESTOR.

    Nearly 60% of ICSL's undiluted capital stock is controlled by two stockholders. As a result, such stockholders may be able to exert effective control over the outcome of corporate actions requiring stockholder approval and to control the election of the Company's Board of Directors.

    WE CANNOT ASSURE YOU THAT CNS WILL ACHIEVE PROFITABILITY.

    Neither CSL nor CNS has achieved profitable operations and there is no assurance that the combined businesses of CSL and CNS will be able to achieve profitability on either a short-term or long-term basis. There are inherent challenges to combining the business of two corporations and CNS may be unable to fully realize anticipated synergies from the Merger, including cost savings and operating efficiencies. CNS has limited management resources, which may be diverted from other strategic opportunities and from operational matters for an extended period of time.

    CNS RELIES ON HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL WHO MAY
     NOT REMAIN WITH THEM.

    CNS relies on a number of key executives, including Dr. Docherty, President and CEO, and has employment agreements with their senior officers but if any of these key executives leaves, it could have a material adverse effect on CNS and its operations, and, accordingly, on our investment in CNS.

    CNS DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF THEIR
     BUSINESS.

    CNS's clinical trials business primarily depends on research and development expenditures by pharmaceutical and biotechnology companies. Operations could be materially and adversely affected if:

    - clients experience financial problems or are affected by a general economic downturn;

    - consolidation in the drug or biotechnology industries leads to a smaller client base; or

    - clients reduce their research and development expenditures.

    THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT
     CNS'S FINANCIAL PERFORMANCE.

    Although CNS's clinical research study contracts typically provide that they are entitled to receive fees earned through the date of termination, as well as all non-cancelable costs, generally, its clients can terminate their contracts upon short notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including:

    - products being tested fail to satisfy safety requirements;

    - products have unexpected or undesired clinical results;

    - the client decides to forego a particular study, perhaps for economic reasons; or

    - not enough patients enroll in the study.

    CNS'S BUSINESS DEPENDS ON CONTINUED COMPREHENSIVE GOVERNMENTAL REGULATION OF
     THE DRUG DEVELOPMENT PROCESS AND COMPLIANCE WITH THOSE REGULATIONS.

    In the United States, governmental regulation of the drug development process is extensive and complicated. A significant aspect of the value CNS adds for customers is the ability to navigate the complex regulatory scheme quickly and accurately. If these regulations were significantly reduced, customers might not require CNS's services to the same extent as they do currently and business and results of operations could be materially and adversely affected.

    Medical and pharmaceutical research involving human subjects is extensively regulated by both state and federal governments. These regulations pertain to a variety of issues, including, among others, informed consent, patient privacy and safety. Certain categories of patients, such as people being treated for drug or alcohol abuse and people who are HIV positive are provided special additional protections. Failure or inability to comply with these regulations could result in termination of our ongoing research, disqualification of research data, or substantial monetary penalties, which could have a material adverse effect on the business, and results of operations.

    In addition, medical and pharmaceutical research may involve the use of radioactive material, exposure to blood borne pathogens, and the creation of hazardous medical waste, all of which are subject to substantial state and federal regulation. Failure to comply with applicable regulations could have a material adverse effect on the business. Governmental agencies also could impose costly additional requirements to ensure compliance, levy substantial monetary penalties, terminate ongoing research or prohibit a planned project from going forward.

    CNS MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM.

    In the last few years, the U.S. Congress has entertained several comprehensive health care reform proposals to control growing health care costs. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of these proposals have been enacted into law, they may be enacted in the future. If any of these proposals becomes law, drug and biotechnology companies may react by spending less on research and development. If this were to occur, there would have fewer business opportunities. We are unable to predict the likelihood that health care reform proposals will be enacted into law or the effect such laws would have on CNS's business.

    CNS FACES INTENSE COMPETITION.

    CNS's clinical trials business primarily competes against dedicated research sites, independent group physician practices, full service contract research organizations and, to a lesser extent, universities, teaching hospitals and other site management organizations. Some of these competitors have greater capital, technical and other resources. Investigative site management organizations generally compete on the basis of:

    - the ability to recruit investigators and patients;

    - previous experience;

    - medical and scientific expertise in specific therapeutic areas;

    - the quality of services;

    - the ability to integrate information technology with systems to improve the efficiency of clinical research;

    - financial strength and stability; and

    - price.

    CSL AND CNS MAY NOT HAVE ADEQUATE INSURANCE AND MAY HAVE SUBSTANTIAL
     EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material effect on income or cash flows for the year ended January 31, 2003, although there can be no assurances that interest rates will not significantly change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and financial statement schedules required under Item 8 of Part II are included herein as a separate section of this report on the pages indicated at Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information pertaining to the Company's directors and executive officers as of May 20, 2002.

NAME                                           CURRENT POSITION
----                                           ----------------
Michael T. Heffernan.........................  Chairman of the Board of Directors
Gerald Hellerman.............................  Director
David M. Livingston, M.D.....................  Director
Yang Lie.....................................  Director

    The following table sets forth certain information for members of the Company's Board of Directors and Officer

    MICHAEL T. HEFFERNAN, age 37, Chairman. As part of his new employment contract renegotiated at the time of the CNS Merger, Mr. Heffernan terminated his employment as President and CEO of the Company. Prior to February 7, 2002, Mr. Heffernan served as Chairman of the Board of Directors, Chief Executive Officer, and President of the Company from July 1999. Prior to December 1998, he served as Co-Chief Executive Officer from April 1999 to July 1999 and as a director of the Company since February 1998. Prior to the Company's acquisition of CSL, Mr. Heffernan served as the President and Chief Executive Officer of CSL, a position he held since 1995. From 1993 to 1995, Mr. Heffernan served as a Regional Manager with Eli Lilly & Company. Mr. Heffernan has also served as an ICSL-designated director of CNS since the Merger.

    GERALD HELLERMAN, age 64, was elected as a director on May 16, 2002, to fill the vacancy created by Mr. Bernstein's resignation. Mr. Hellerman has been the Managing Director of Hellerman Associates (financial and corporate consulting) since 1993. From 1976 to 1993, he was Chief Financial Analyst of the Antitrust Division of the United States Department of Justice. Mr. Hellerman has served as a Trustee of Third Avenue Variable Series Trust since 1999 and as a Trustee or Director of Third Avenue Trust and its predecessor since 1993. He has also been President and Director of Mexico Equity and Income, Inc. (a registered investment company) since 2001, and was a Director of Clemente Global Strategic Value Fund from 1998 to 2000.

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

    YANG LIE, age 36, has served as director since September 2000. She has been a portfolio manager with MJ Whitman Advisers and senior analyst with Third Avenue Funds since 1996. From 1995 to 1996, equity analyst for Prudential Securities, Inc. Software and hardware design and development engineer at Motorola from 1988 to 1995.

    JOHN WARDLE, age 47, has served as the Chief Operating Officer for Network Management of the Company since April 1999. Previously, he served as Senior Vice President of United Healthcare of New England from July 1997 to April 1999.
Mr. Wardle served as the General Manager for External Affairs at Southern Health Care from November 1995 to July 1997. He also served United HealthCare Corporation as a Vice President from May 1994 to November 1995 and as a Director of Subsidiary Network Development from June 1993 to May 1994.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                                           COMPENSATION
                                             ANNUAL COMPENSATION(A)        ------------
                                         -------------------------------    SECURITIES
                                          FISCAL                            UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR     SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION($)
---------------------------              --------   ---------   --------   ------------   ---------------
Michael T. Heffernan, R. Ph. ..........    2002     $307,800    $     --           --         $  2,550(c)
  CEO, President and Chairman              2001      207,800     100,000(b)    357,143         899,550(d)
                                           2000      203,313     100,000      300,000(f)            --

Bryan B. Dieter (g) ...................    2002     $212,117    $     --           --         $     --
  Chief Information Officer                2001      200,000          --      357,143          200,000(e)
                                           2000      183,333      36,667      100,000(f)        76,335

Gary S. Gillheeney (h) ................    2002     $200,000    $     --           --         $  2,550(c)
  Chief Financial Officer                  2001      200,000          --      357,143          202,550(e)
                                           2000       79,768      29,088      100,000(f)            --

R. Adrian Otte, M.D. (i) ..............    2002     $182,692    $     --           --         $     --
  Chief Operating Officer--Clinical        2001      250,000          --      457,143          202,550(e)
  Trials and Healthcare Research           2000      218,710      27,542      200,000(f)            --

John Wardle (j) .......................    2002     $210,000    $     --           --         $  2,550(c)
  Chief Operating Officer--Network         2001      210,000          --      357,143          202,550(e)
  Management                               2000      173,519      53,050      100,000(f)            --

------------------------

(a) Any perquisites or other personal benefits received from the Company by the Named Executive Officer were substantially less than 10% of the individual's cash compensation.

(b) Mr. Heffernan's bonus was awarded pursuant to his employment agreement.

(c) Represents Company's contributions under the 401(k) plan.

(d) The effectiveness of the Company's Prepackaged Plan was deemed to result in a "change of control" for purposes of Mr. Heffernan's then existing employment agreement. This amount reflects the change of control bonus to which Mr. Heffernan was entitled pursuant to the Prepackaged Plan, plus the Company's contribution under the 401(k) plan in the amount of $2,550.

(e) Pursuant to a resolution of the compensation committee of the Company's Board of Directors in December 1999, the Company approved a plan to ensure the retention of its key executives. This amount reflects payment pursuant to this plan plus the Company's contributions under the 401(k) plan in the amount of $2,550 each.

(f) Represents options to purchase shares of the Company's Old Common Stock, which options were cancelled in connection with the effectiveness of the Company's Prepackaged Plan.

(g) Mr. Dieter served as executive officer from February 1999 until November 30, 2001.

(h) Mr. Gillheeney served as an executive officer from August 1999 until the consummation of the Merger with CNS on February 7, 2002.

(i) Dr. Otte served as an executive officer from July 1999 until September 17, 2001.

(j) Mr. Wardle became an executive officer in April 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The Company did not issue any options or stock appreciation rights during the fiscal year ended January 31, 2002.

  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR
                                     VALUES

    The following table sets forth certain information regarding stock options held by the Named Executive Officers as of January 31, 2002:

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                              OPTIONS/SARS AT FISCAL       IN-THE-MONEY OPTION/
                             SHARES ACQUIRED      VALUE            YEAR END 2001                SARS($)(A)
NAME                           ON EXERCISE     REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                         ---------------   -----------   -------------------------   -------------------------
Michael T. Heffernan.......         0               0           119,047/238,096   (b)         0/0
Brian B. Dieter............         0               0                 0/0                     0/0
Gary S. Gillheeney.........         0               0           119,047/238,096   (b)         0/0
R. Adrian Otte, M.D........         0               0                 0/0                     0/0
John Wardle................         0               0           119,047/238,096               0/0

------------------------

(a) Based on the January 31, 2002 closing sale price of the Common Stock of $0.08 all options are out of the money.

(b) Upon consummation of the Merger, Messrs. Heffernan and Gillheeney exchanged options exercisable for ICSL Common Stock for options exercisable for CNS Common Stock based on a conversation ratio of 1.77262 shares of CNS Common Stock for each share of ICSL Common Stock subject to the option, with an exercise price of $.6262 per share.

(c) None of the options held by Dr. Otte had vested prior to his resignation on September 17, 2001.

    EMPLOYMENT AGREEMENTS

    Previously, on the Effective Date, the Company entered into employment agreements with Messrs. Heffernan Dieter, Wardle and Gillheeney and Dr. Otte. The employment agreements provided for employment of such executives commencing on the Effective Date of the Prepackaged Plan and continuing for a period of three years. The agreements provide for an annual base salary of $300,000 for Mr. Heffernan, $200,000 for Mr. Dieter, $200,000 for Mr. Gillheeney, $250,000 for Dr. Otte, and $210,000 for Mr. Wardle, respectively. Dr. Otte resigned from the Company effective September 17, 2001. Mr. Dieter resigned from the Company effective November 30, 2001. By separate agreement Mr. Dieter will receive six months severance in lieu of any amounts otherwise payable to him under the terms of his employment agreement. Mr. Gillheeney terminated his employment with the Company upon the consummation of the Merger to become the Chief Operating Officer and Chief Financial Officer of CNS, pursuant to an employment agreement with CNS. Mr. Gillheeney was terminated by CNS immediately following the closing of the Merger and has sued both ICSL and CNS in connection with his termination. See Item 3--Legal Proceedings.

    In conjunction with the Merger, the Company entered into a termination agreement with Mr. Heffernan, pursuant to which Mr. Heffernan's employment as President and CEO terminated as of the date of the Merger. Under the termination agreement, Mr. Heffernan is entitled to receive severance pay at $300,000 per year for the balance of the initial term of his employment agreement (i.e., through September 19, 2003) with certain stipulations, plus Company provided benefits. His first 12 months of severance may be paid over a two-year period and any severance payments beyond 12 months will be subordinated to other liabilities of ICSL. In addition, Mr. Heffernan's existing ICSL options immediately vested and were converted into options to purchase CNS Common Stock, exercisable for the balance of the option term without any continuing employment requirement. As part of the termination agreement, Mr. Heffernan waived any claim to a Change of Control payment of 2.99 times his salary and bonus (approximately $900,000) to which he might otherwise be entitled under his employment agreement. Mr. Heffernan retains his seat on the Board of the Company, and also was elected as an ICSL designee to the CNS Board of Directors. In May 2002, Mr. Heffernan resigned as a director of CNS.

    Under his employment agreement, Mr. Wardle is entitled to an annual bonus of up to 25% of his annual salary based upon criteria established by the Board of Directors (the payment of which may be deferred at his election with the
permission of the Company's Board of Directors).   If a Change of Control as
defined in his employment agreement occurs during the term of his employment agreement, or within six months following the earlier termination of his employment with ICSL, due to the Company's termination without cause or his termination for one of the reasons listed below (other than expiration and failure to continue his employment term), Mr. Wardle will be entitled to receive a supplemental bonus payment from the Company equal to 2.99 times his salary and annual bonus in a lump sum within fifteen (15) days following the Change of Control. In January 2001, the Company and Mr. Wardle amended Mr. Wardle's employment agreement to include the sale of the network management division within the definition of the Change of Control. Mr. Wardle's employment agreement was otherwise unchanged.

    The Company may terminate Mr. Wardle's employment agreement with or without cause effective immediately upon delivery of written notice. He may be terminated for cause as defined.

    Mr. Wardle may terminate his employment agreement if the Company:

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

    Mr. Heffernan had the additional ability to terminate his employment agreement if he shall cease to be a member of our Board of Directors other than by reason of his death, disability, retirement or resignation. The employment agreements terminate upon the occurrence of death, disability or expiration of the term of employment unless extended.

    Mr. Wardle may also resign his employment upon thirty-days' notice, other than for the reasons listed above, but he will not, in that case, be entitled to the severance payments and benefits described below or the Change of Control (as defined in the employment agreement) payment described above. Upon termination of an executive's employment for any reason other than for cause, death or disability or his voluntary resignation other than for the reasons listed above, the Company will continue to pay the executive's salary for an additional period of 12 months after such termination or the remainder of the term of the employment agreement, whichever is longer, or, at our option, a lump sum amount equal to such payments, subject to all appropriate withholding taxes. Such an executive will also be entitled to (i) a continuation of the welfare benefits of medical insurance, dental insurance, and group term life insurance for two full years after the effective date of termination and (ii) a lump-sum cash payment of the actuarial present value equivalent of the aggregate benefits accrued as of the effective date of termination under the terms of any and all supplemental retirement plans in which he participates. The continuation of welfare benefits will be discontinued prior to the end of the two (2) year period if substantially similar benefits from a subsequent employer, as determined by our Board of Directors, are available to the executive. In any event, each such executive will be entitled to reimbursement for business expenses properly incurred in connection with his duties prior to termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    SECURITY OWNERSHIP OF 5% BENEFICIAL OWNERS

    The following table sets forth information as of May 10, 2002, regarding the beneficial owners of more than 5% of the Company's Common Stock:

                                                   AMOUNT AND NATURE OF     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(A)   OF CLASS
------------------------------------              -----------------------   --------
EQSF Advisers, Inc. (b).........................         5,308,740           44.24%
  767 Third Avenue
  New York, NY 10017-2023
LC Capital Partners.............................         1,366,584            11.4%
  730 Fifth Avenue
  Suite 2102
  New York, NY 10019
Belle Haven Investments, LP (c).................           683,200            5.69%
  5 Greenwich Office Park
  Greenwich, CT 06831

------------------------

(a) All information is based upon ownership of record as reflected on the stock transfer books of the Company or as reported on Schedule 13G or
    Schedule 13D filed under Rule 13d-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(b) Martin J. Whitman is the Chief Executive Officer of EQSF and controlling person of EQSF. Mr. Whitman disclaims beneficial ownership of all such shares.

(c) Richard J. Bell is the President of Belle Haven Capital Management, Inc. ("Capital Management"), which is the general partner of Belle Haven Investments, L.P. ("Belle Haven"), a broker-dealer registered under
    Section 15 of the Exchange Act. Belle Haven has the power to vote and dispose of the shares listed, which power may be exercised by Mr. Bell, as President of Capital Management.

    SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

    The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 10, 2002 by each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by such person.

                                                   AMOUNT AND NATURE OF     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(A)   OF CLASS
------------------------------------              -----------------------   --------
Michael T. Heffernan............................             5,806              *
Gerald Hellerman................................            14,560              *
Yang Lie (b)....................................             5,714(c)           *
David M. Livingston, M.D........................             5,714(c)           *
Brian B. Dieter.................................                --             --
Gary S. Gillheeney..............................                --             --
Adrian R. Otte, M.D.............................                --             --
John Wardle.....................................           119,047(c)           *
Directors and executive officers as a group (5
  Persons)......................................           150,841(d)         1.2%

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

(b) Ms. Lie is a portfolio manager with M.J.Whitman Advisers, Inc. ("MJWA") and a senior analyst with Third Avenue Funds ("TAF"), both of which are controlled by Martin J. Whitman. EQSF, which also is controlled by Martin J. Whitman, owns approximately 44.2% of the Company's issued and outstanding Common Stock.

(c) Represents shares issuable upon exercise of options which are presently or will become exercisable within 60 days.

(d) Includes 130,475 shares issuable upon exercise of options which are presently or will become exercisable within 60 days.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC and any national securities exchange on which the Company's securities are registered. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that during 2001 its executive officers, and directors complied with all applicable Section 16(a) filing requirements. However, the Company believes that certain of its greater than ten percent beneficial owners may not have timely filed all required reports.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 2001 the Company retained Kalkines, Arky, Zall & Bernstein LLP ("KAZB") to represent it in connection with the proposed sale the Company's network management division and in connection with the termination of the Ableco Credit Facility in connection with the CNS Merger. William S. Bernstein, who is of counsel to KAZB, was a member of the Company's Board of Directors until May 16, 2002. Mr. Bernstein serves as an ICSL designated director of CNS.

    On February 7, 2002, the Company entered into a Consulting Agreement with Island View Advisors, LLC ("Island View"), pursuant to which the principal of Island View, Michael T. Heffernan (formerly the President and CEO of the Company and currently a director of the Company), has agreed to provide management consulting services to the Company pertaining to litigation involving the Company, the wind-down of the Company's network management division, the exercise of the Company's rights in respect of the Company's contractual arrangements with, and equity interest in CNS and any other matters as mutually agreed. The Company will pay Island View $200 per hour for its services. The Agreement is terminable by either party upon four (4) weeks written notice.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) FINANCIAL STATEMENTS AND SCHEDULES

    (1) The consolidated financial statements set forth in the list below are filed as part of this Report on pages F-2 through F-35.

    (2) The financial statement schedule set forth in the list below is filed as part of this Report.

    (3) Exhibits filed here or incorporated here by reference are listed in Item 14(c) below.

    LIST OF FINANCIAL STATEMENTS AND SCHEDULES REFERENCED IN THIS ITEM 14

        Report of Independent Public Accountants

        Consolidated Balance Sheets

        Consolidated Statements of Operations

        Consolidated Statements of Changes in Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

        Financial Schedule included herewith:

        Schedule II: Valuation and Qualifying Accounts

(b) Reports on Form 8-K

    Form 8-K filed on November 13, 2001 with respect to the execution of the Merger Agreement with CNS.

    Form 8-K filed January 28, 2002, reporting the Company's decision to discontinue network management operations.

    Form 8-K filed on February 20, 2002, reporting the consummation of the Merger.

    Form 8-K filed on March 22, 2002, reporting the resignation of Eric Moskow from the ICSL Board of Directors.

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

                                                       INNOVATIVE CLINICAL SOLUTIONS, LTD.

                                                       By:
                                                            -----------------------------------------
                                                                       Michael T. Heffernan
                                                              CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                                   PRINCIPAL ACCOUNTING OFFICER
                                                                        DATE: MAY 29, 2002

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
                                               Chairman of the Board of Directors
          /s/ MICHAEL T. HEFFERNAN               and
    ------------------------------------         Principal Accounting Officer          May 29, 2002
            Michael T. Heffernan                 (Principal Executive Officer)

                /s/ YANG LIE
    ------------------------------------       Director                                May 29, 2002
                  Yang Lie

        /s/ DAVID M. LIVINGSTON, M.D.
    ------------------------------------       Director                                May 29, 2002
          David M. Livingston, M.D.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Reports of Independent Public Accountants...................    F-2

Consolidated Balance Sheets as of January 31, 2002 and
  2001......................................................    F-4

Consolidated Statements of Operations for the fiscal year
  ended January 31, 2002, and the 19 weeks ended January 31,
  2001 (Successor Company) and the 33 weeks ended
  September 20, 2000 and fiscal year ended January 31, 2000
  (Predecessor Company). The purchase method of accounting
  was used to record the fair value of assets and assumed
  liabilities of the reorganized company at September 20,
  2000. Accordingly, the accompanying Statements of
  Operations for the year ended January 31, 2002 and the
  19 weeks ended January 31, 2001 are not comparable in
  certain material respects to the Statement of Operations
  for any period prior to September 20, 2000 since the
  Statement of Operations for the fiscal year ended
  January 31, 2002 and the 19 weeks ended January 31, 2001
  are based on the operations of a reorganized company......    F-5

Consolidated Statements of Changes in Stockholders' Equity
  for the fiscal year ended January 31, 2002, the 19 weeks
  ended January 31, 2001 (Successor Company) and the
  33 weeks ended September 20, 2000, and the fiscal year
  ended January 31, 2000 (Predecessor Company)..............    F-6

Consolidated Statements of Cash Flows for the fiscal years
  ended January 31, 2002, the 19 weeks ended January 31,
  2001 (Successor Company) and the 33 weeks ended
  September 20, 2000 and the fiscal year ended January 31,
  2000 (Predecessor Company)................................    F-7

Notes to Consolidated Financial Statements..................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Innovative Clinical Solutions, Ltd.:

    We have audited the accompanying consolidated balance sheets of Innovative Clinical Solutions, Ltd. (a Delaware corporation) (the Company) as of
January 31, 2001 and January 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended January 31, 2002 and the nineteen week period ended January 31, 2001. We have also audited the consolidated statements of operations, stockholders' equity and cash flows of the predecessor for the thirty-three weeks ended September 20, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    On September 21, 2000, the Company emerged from bankruptcy. As discussed in
Note 2 to the consolidated financial statements, effective September 21, 2000 the Company accounted for the reorganization and adopted "fresh start reporting". As a result of the reorganization and adoption of fresh start reporting, the January 31, 2001 and January 31, 2002 consolidated balance sheets are not comparable to the Company's consolidated balance sheets prior to September 20, 2000, since they present the consolidated financial position of the reorganized entity.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Clinical Solutions Ltd. as of January 31, 2001 and January 31, 2002, and the results of its operations and its cash flows for the nineteen week period ended
January 31, 2001 and for the fiscal year ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flow from operations, and has a significant working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Boston, Massachusetts

May 22, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Innovative Clinical Solutions Ltd.:

    In our opinion, the accompanying consolidated statements of operations and of changes in stockholders' equity and of cash flows present fairly, in all material respects, and the results of operations and cash flows of Innovative Clinical Solutions Ltd. and its subsidiaries for the year ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts

May 19, 2000

                       INNOVATIVE CLINICAL SOLUTIONS LTD.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $  1,260   $    286
Receivables:
  Accounts receivable, net of allowances of $6,346 and
    $4,000 at January 31, 2002 and 2001, respectively.......     5,753     10,862
  Other receivables.........................................        56        173
  Related party and other notes receivables (Note 4)........     1,652      1,625
Prepaid expenses and other current assets...................       445        515
Assets held for sale (Note 2)...............................        --      1,913
Net current assets of discontinued operations (Note 2)......     4,451      6,327
                                                              --------   --------
    Total current assets....................................    13,617     21,701
Property, plant and equipment, net (Note 5).................     1,687      2,591
Notes receivable (Note 4)...................................     1,717      3,093
Reorganization value in excess of amounts allocable to
  identifiable assets (Note 2)..............................    14,904     21,700
Other assets................................................     1,091        348
Long-term assets of discontinued operations (Note 2)........       102      8,747
                                                              --------   --------
    Total assets............................................  $ 33,118   $ 58,180
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit (Note 7)................................  $  7,077   $  6,209
Current portion of debt and capital leases (Note 7).........     3,464      3,460
Accounts payable............................................     3,038      1,221
Accrued compensation........................................     1,454      1,111
Accrued and other current liabilities (Note 6)..............    10,298     10,383
Current liabilities of discontinued operations (Note 2).....     5,009      7,991
                                                              --------   --------
    Total current liabilities...............................    30,340     30,375
Long-term debt and capital leases (Note 7)..................        38        907
Other long-term liabilities.................................     1,290      4,250
Long-term liabilities of discontinued operations............       591         --
                                                              --------   --------
    Total liabilities.......................................    32,259     35,532
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, par value $.01, 40,000 shares authorized,
  11,999 shares issued and outstanding......................       120        120
Additional paid in capital..................................    49,880     49,880
Accumulated other comprehensive income......................        --         77
Accumulated deficit.........................................   (49,141)   (27,429)
                                                              --------   --------
    Total stockholders' equity..............................       859     22,648
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 33,118   $ 58,180
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             SUCCESSOR COMPANY              PREDECESSOR COMPANY
                                                       -----------------------------   -----------------------------
                                                       YEAR ENDED    19 WEEKS ENDED    33 WEEKS ENDED    YEAR ENDED
                                                       JANUARY 31,     JANUARY 31,      SEPTEMBER 20,    JANUARY 31,
                                                          2002            2001              2000            2000
                                                       -----------   ---------------   ---------------   -----------
NET REVENUES (NOTE 2):
Net revenues from services...........................   $ 29,234        $ 12,511          $ 27,560        $ 125,865
Net revenues from real estate services...............         --              --                --              423
                                                        --------        --------          --------        ---------
Total revenue........................................     29,234          12,511            27,560          126,288
                                                        --------        --------          --------        ---------
OPERATING COSTS AND ADMINISTRATIVE EXPENSES
Salaries, wages and benefits.........................     16,317           4,740            14,397           50,874
Professional fees....................................      5,532           1,831             5,923           17,551
Utilities............................................        905             525             1,045            3,527
Depreciation and amortization........................      5,225             861             1,381            8,334
Rent.................................................      3,441           1,287             3,257           13,691
Provision for bad debts..............................        298             (74)            1,048            5,230
Loss on sale of assets (Note 5)......................        263              --                --               11
Provision for write-down of notes receivable
  (Note 4)...........................................         --              --                --           13,840
Asset impairment write-down (Note 2).................         --           7,939                --            8,768
Nonrecurring charges (Note 3)........................      1,052              --             8,292            1,723
Other................................................     10,511           3,963            13,249           78,130
                                                        --------        --------          --------        ---------
                                                          43,544          21,072            48,592          201,679
                                                        --------        --------          --------        ---------
OPERATING INCOME (LOSS)..............................    (14,310)         (8,561)          (21,032)         (75,391)
Interest expense, net................................      1,141              53             4,616           10,545
Income from investments in affiliates................         --              --                --              (46)
Reorganization items (Note 2)........................         --              --               666               --
                                                        --------        --------          --------        ---------
Loss from continuing operations before income taxes
  and extraordinary item.............................    (15,451)         (8,614)          (26,314)         (85,890)
Income tax expense (benefit) (Note 13)...............     (1,300)             --             1,456              145
                                                        --------        --------          --------        ---------
NET INCOME LOSS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM.................................    (14,151)         (8,614)          (27,770)         (86,035)
Loss from operations of discontinued Network
  Management Group...................................     (7,561)        (18,815)             (154)         (35,540)
                                                        --------        --------          --------        ---------
Net loss before extraordinary item...................    (21,712)        (27,429)          (27,924)        (121,575)
Extraordinary item (Note 3)..........................         --              --           100,000          (49,632)
                                                        --------        --------          --------        ---------
NET INCOME (LOSS)....................................   $(21,712)       $(27,429)         $ 72,076        $(171,207)
                                                        ========        ========          ========        =========
NET INCOME (LOSS) PER SHARE-BASIC (NOTE 16)
Loss from continuing operations before extraordinary
  item...............................................   $  (1.18)       $  (0.72)         $  (0.79)       $   (2.44)
Loss from operations of discontinued Network Mgt
  Group..............................................      (0.63)          (1.57)            (0.00)           (1.01)
                                                        --------        --------          --------        ---------
Loss before extraordinary item.......................   $  (1.81)       $  (2.29)         $  (0.79)       $   (3.45)
Extraordinary item...................................   $     --        $     --          $   2.84        $   (1.41)
                                                        --------        --------          --------        ---------
Net income (loss)....................................   $  (1.81)       $  (2.29)         $   2.05        $   (4.86)
                                                        ========        ========          ========        =========
NET INCOME (LOSS) PER SHARE-DILUTED (NOTE 16)
Loss from continuing operations before extraordinary
  item...............................................   $  (1.18)       $  (0.72)         $  (0.79)       $   (2.44)
Loss from operations of discontinued Network Mgt
  Group..............................................      (0.63)          (1.57)            (0.00)           (1.01)
                                                        --------        --------          --------        ---------
Loss before extraordinary item.......................   $  (1.81)       $  (2.29)         $  (0.79)       $   (3.45)
Extraordinary item...................................   $     --        $     --          $   2.84        $   (1.41)
                                                        --------        --------          --------        ---------
Net income (loss)....................................   $  (1.81)       $  (2.29)         $   2.05        $   (4.86)
                                                        ========        ========          ========        =========
PRO FORMA INFORMATION (NOTE 2)
Weighted average shares outstanding-basic
  (Note 16)..........................................     11,999          11,999            35,235           35,235
Weighted average shares outstanding-diluted
  (Note 16)..........................................     11,999          11,999            35,235           35,235

   The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 2002, 2001, AND 2000
                                 (IN THOUSANDS)

                                 COMMON STOCK                                ACCUMULATED      RETAINED
                                  OUTSTANDING                  ADDITIONAL       OTHER         EARNINGS
                              -------------------   TREASURY    PAID-IN     COMPREHENSIVE   (ACCUMULATED
                               SHARES     AMOUNT     STOCK      CAPITAL        INCOME         DEFICIT)       TOTAL
                              --------   --------   --------   ----------   -------------   ------------   ---------
BALANCES--JANUARY 31,
  1999......................    32,916    $ 329     $(1,202)    $224,715         $--          $(117,942)   $ 105,900
Issuance of stock pursuant
  to acquisitions...........        51        1          --           56          --                 --           57
Purchase of treasury stock
  at cost...................      (956)     (10)     (1,462)          --          --                 --       (1,472)
Net loss for the year ended
  January 31, 2000..........        --       --          --           --          --           (171,207)    (171,207)
                              --------    -----     -------     --------         ---          ---------    ---------
BALANCES--JANUARY 31,
  2000......................    32,011      320      (2,664)     224,771          --           (289,149)     (66,722)
Issuance of stock pursuant
  to acquisitions...........     5,188       52                    1,018                                       1,070
Net loss for 33 week period
  ended September 21,
  2000......................                                                      --            (27,924)     (27,924)
Cancellation of liabilities
  subject to compromise.....                                                      --            100,000      100,000
Cancellation of the former
  equity interests under
  September 21, 2000 plan of
  reorganization............   (37,199)    (372)      2,664     (225,789)         --            217,073       (6,424)
Issuance of new equity
  interests in connection
  with emergence from
  Chapter 11................    11,999      120                   49,880          --                 --       50,000
Unrealized gain on
  investment................                                                      77                 --           77
Net loss for 19 week period
  ended January 31, 2001....                                                      --            (27,429)     (27,429)
                              --------    -----     -------     --------         ---          ---------    ---------
BALANCES--JANUARY 31,
  2001......................    11,999      120          --       49,880          77            (27,429)      22,648
Gain realized on sale of
  investment................                                                     (77)                            (77)
Net loss for the year ended
  January 31, 2002..........                                                                    (21,712)     (21,712)
                              --------    -----     -------     --------         ---          ---------    ---------
BALANCES--JANUARY 31,
  2002......................    11,999    $ 120     $    --     $ 49,880         $--          $ (49,141)   $     859
                              ========    =====     =======     ========         ===          =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INNOVATIVE CLINICAL SOLUTIONS LTD

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             SUCCESSOR COMPANY               PREDECESSOR COMPANY
                                                       ------------------------------   ------------------------------
                                                        YEAR ENDED    19 WEEKS ENDED    33 WEEKS ENDED     YEAR ENDED
                                                       JANUARY 31,      JANUARY 31,      SEPTEMBER 20,    JANUARY 31,
                                                           2002            2001              2000             2000
                                                       ------------   ---------------   ---------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................    $(21,712)       $ (27,429)        $  72,076       $(171,207)
Adjustments to reconcile net income (loss) to income
  from continuing operations:
    Loss from discontinued operations................       7,561           18,815               154          35,540
                                                         --------        ---------         ---------       ---------
  Income (loss) from continuing operations...........     (14,151)          (8,614)           72,230        (135,667)
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
  Depreciation and amortization......................       5,225              861             1,381           8,334
  Extraordinary item.................................          --               --          (100,000)         49,632
  Loss on sale of assets.............................         263               --                --              11
  Nonrecurring charges...............................       1,052               --             4,275           1,723
  Write-down of notes receivable.....................          --              547                --          13,840
  Asset impairment write-down........................          --            7,939                --           8,768
  Amortization of debt issuance costs................          --               --                --           1,415
  Other..............................................          --              854                --            (173)
Changes in receivables...............................       4,565            2,408             5,728           6,848
Changes in accounts payable and accrued
  liabilities........................................      (1,688)          (7,284)             (688)           (849)
Changes in other current assets......................          71              340             1,033           8,100
                                                         --------        ---------         ---------       ---------
Net cash used by operating activities before
  reorganization items...............................      (4,663)          (2,949)          (16,041)        (38,018)
                                                         --------        ---------         ---------       ---------
Cancellation of accrued interest on debentures.......          --                             (4,218)
Bankruptcy-related professional fees.................          --               --             1,350              --
Writeoff of unamortized balance of debenture finance
  costs..............................................          --               --             1,838              --
                                                         --------        ---------         ---------       ---------
Net cash used by reorganization items................          --               --            (1,030)             --
                                                         --------        ---------         ---------       ---------
Net cash used in continuing operations...............      (4,663)          (2,949)          (17,071)        (38,018)
Net cash provided by (used in) discontinued
  operations.........................................      (4,997)              80            (4,962)          9,811
                                                         --------        ---------         ---------       ---------
  Net cash used in operating activities..............      (9,660)          (2,869)          (22,033)        (28,207)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................................         (87)            (233)             (481)         (4,593)
Sale of assets.......................................       4,547               --             4,672          48,483
Notes receivable, net................................       1,349              299             6,550            (943)
Other assets.........................................        (744)            (318)              (82)           (248)
Acquisitions, net of cash acquired (Note 14).........          --               --                --          (1,404)
                                                         --------        ---------         ---------       ---------
Net cash provided by (used in) continuing
  operations.........................................       5,065             (252)           10,659          41,295
Net cash provided by (used in) discontinued
  operations.........................................        (216)              --                16           1,179
                                                         --------        ---------         ---------       ---------
  Net cash provided by (used in) investing
    activities.......................................       4,849             (252)           10,675          42,474
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under revolving lines of
  credit.............................................         868            6,209           (11,802)         22,311
Borrowings (repayments) from discontinued
  operations.........................................         570           (2,640)            3,771           4,461
Offering costs and other.............................          --               --                --              29
Repurchase of treasury stock.........................          --               --                --          (1,472)
Borrowings (repayments) of other debt--net...........        (865)              47                --         (17,637)
                                                         --------        ---------         ---------       ---------
  Net cash provided by (used in) continuing
    operations.......................................         573            3,616            (8,031)          7,692
  Net cash provided by (used in) discontinued
    operations.......................................       1,492            2,578            (3,694)         (6,538)
                                                         --------        ---------         ---------       ---------
  Net cash provided by (used in) by financing
    activities.......................................       2,065            6,194           (11,725)          1,154
                                                         --------        ---------         ---------       ---------
Increase (decrease) in cash and cash equivalents.....      (2,746)           3,073           (23,083)         15,421
Cash and cash equivalents, beginning of period.......       5,548            2,475            25,558          10,137
Cash and cash equivalents of Discontinued Operations
  at end of period...................................      (1,542)          (5,262)           (2,605)        (11,245)
                                                         --------        ---------         ---------       ---------
Cash and cash equivalents, end of period.............    $  1,260        $     286         $    (130)      $  14,313
                                                         ========        =========         =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND RECENT EVENTS

    GENERAL

    During the fiscal year ended January 31, 2002, Innovative Clinical Solutions, Ltd. (together with its subsidiaries, the "Company" or "ICSL") (formerly PhyMatrix Corp.) operated two business lines: investigative clinical site management including outcomes research, and single-specialty provider network management. As a result of actions initiated during the fiscal year, but consummated following the close of the fiscal year, the Company's principal future activities will be managing its investment in Comprehensive
NeuroScience, Inc., a privately held company.

    On February 7, 2002, ICSL completed a transaction with Comprehensive Neuroscience, Inc. ("CNS"), in which ICSL's wholly owned subsidiary, Clinical Studies, Ltd. ("CSL"), which operates ICSL's investigative clinical site management and outcomes research, became a wholly owned subsidiary of CNS, a privately held clinical knowledge company focused on the development, evaluation and appropriate use of drugs used to treat neuropsychiatric illnesses. The transaction was effected pursuant to an Agreement and Plan of Merger dated October 31, 2001 by and among ICSL, CSL, CNS and CNS Acquisition, Inc., a wholly owned subsidiary of CNS ("Acquisition Sub", and together with ICSL, CSL and CNS, the "Merger Parties"), as amended by that certain First Amendment to Agreement and Plan of Merger dated as of December 31, 2001 by and among the Merger Parties and as further amended by the Second Amendment to Agreement and Plan of Merger dated as of February 6, 2002 (collectively, the "Merger Agreement"), providing for the merger of Acquisition Sub with and into CSL (the "Merger"). In exchange for its shares of CSL stock, ICSL received 22,374,060 shares of CNS Common Stock, representing approximately 42.4% of the voting securities of CNS. Of the 22,374,060 shares of CNS Common Stock received by ICSL in the Merger, 17,129,707 shares are being held in escrow to satisfy ICSL indemnification obligations, if any, pursuant to the Merger Agreement, or to satisfy possible adjustments to the Merger consideration based on the resolution of certain CSL litigation and possible reductions in CSL's working capital. In addition, 1,630,735 shares of CNS Common Stock have been reserved for issuance upon exercise of replacement options issued by CNS to employees of CSL and former employees of ICSL who have been hired by CNS. These CNS options were issued in consideration of the cancellation of options to purchase ICSL Common Stock held by such individuals.

    Since the Merger was consummated after the Company's fiscal year-end of January 31, 2002 and the Company will retain an equity investment in CNS, CSL results are included in all of ICSL's financial statements included herein.

    On January 25, 2002, ICSL announced that it has determined to discontinue operations of its network management business. This decision was due to a contract cancellation by network management's largest customer. The Company evaluated the potential to continue operations, but determined that continuation is not financially feasible in light of the changes in the market and prospects for the future. Network management notified all of its remaining customers and employees of its plan to discontinue operations and has begun an orderly process of termination. The final day of business is scheduled for July 31, 2002. The accompanying ICSL financial statements, have been restated to show the network management segment as a discontinued line of business.

    Once network management's operations are discontinued, ICSL's only significant assets other than available cash and the CNS Common Stock will be approximately $3.4 million of notes receivable. ICSL intends to use the proceeds of these notes receivable to satisfy its liabilities. To the extent that such proceeds are insufficient to satisfy such liabilities, the shares of CNS Common Stock held by ICSL will be subject to the claims of creditors.

    After the Company discontinues the network management operation, ICSL will require only minimal management related to its non-operating liabilities and financial reporting obligations. ICSL will rely on the financial and accounting staff of CNS for assistance in preparing financial statements and preparing and filing reports with the SEC. So long as ICSL has any assets other than cash, cash equivalents, choses in action (e.g., legal claims) and the CNS Common Stock, ICSL will be responsible for the costs associated with such preparation and filing. Thereafter, CNS will be responsible for such costs.

    COMPANY ORIGINS

    The Company began its operations in 1994 and closed the initial public offering of its then existing common stock (the "Old Common Stock") in January 1996. Its primary strategy was to develop management networks in specific geographic locations by affiliating with physicians, medical providers and medical networks. The Company affiliated with physicians by acquiring their practices and entering into long-term physician practice management ("PPM") agreements with the acquired practices and by managing independent physician associations ("IPAs") and specialty care physician networks through management service organizations ("MSOs") in which the Company had ownership interests. In order to expand its service offerings, the Company acquired CSL in October 1997. By 1998, the Company had become an integrated medical management company that provided medical management services to the medical community, certain ancillary medical services to patients and medical real estate development and consulting services to related and unrelated third parties.

    REPOSITIONING

    In early 1998, the medical services industry, and in particular the PPM industry became the subject of concerted negative scrutiny from industry analysts. Health maintenance organizations ("HMOs") and other insurers had reduced the amount of their reimbursements and new types of contracts had put the managed practices at increased risk of losing money when medical costs rose. In May 1998, the Company began evaluating various strategic alternatives available to it and in August 1998, the Company's Board of Directors approved several strategic initiatives designed to reposition the Company as a significant company in pharmaceutical contract research, specifically clinical trials site management and outcomes research. During the fiscal year ended January 31, 1999, the Board approved, consistent with achieving its stated repositioning goal, a plan to divest and exit the Company's PPM business and certain of its ancillary services businesses, including diagnostic imaging, lithotripsy and radiation therapy, home health and infusion therapy. In the second quarter of fiscal 2000, the Company also decided to divest its investments in a surgery center and a physician network, and sell its real estate service operations. All of these identified assets held for sale had been sold as of April 30, 2000.

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

    On July 14, 2000, the Company and its subsidiaries filed joint petitions under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court entered an order confirming the Company's Prepackaged Plan on August 25, 2000. On September 21, 2000 the Company satisfied all conditions precedent to the effectiveness of the Prepackaged Plan and, accordingly, the Prepackaged Plan became effective on such date (the "Effective Date").

    On the Effective Date, the Debentures, the Company's issued and outstanding Old Common Stock and the Old Other Interests (as defined in the Prepackaged
Plan) were canceled and extinguished. Under the Prepackaged Plan, each Debentureholder received for each $1,000 in face amount of the Debentures held by such holder on the Effective Date, 108 shares of New Common Stock and each existing stockholder received for each 31 shares of Old Common Stock held by such stockholder on the Effective Date, 1 share of New Common Stock. New Common Stock was issued in whole shares only, with any fractional share amounts rounded up or down, as applicable. As a result of the Prepackaged Plan, as of the Effective Date, 10.8 million shares of New Common Stock were issued to the former Debentureholders and approximately 1.2 million were issued to former holders of Old Common Stock.

    DIVESTITURES

    In connection with it's repositioning and as part of its strategic plan, during 1998, 1999 and 2000 the Company terminated substantially all of its individual and group physician practice management arrangements and divested itself of related assets as well as its ancillary medical service businesses such as diagnostic imaging, radiation therapy, lithotripsy services and infusion therapy, and its real estate services.

    In July 2001, the Company sold an undeveloped tract of land in Sarasota, Florida for $1.8 million. The net proceeds of this sale were used to pay down the Company's credit facility.

    On August 30, 2001, the Company sold the oncology and hematology clinical trials operations for approximately $2.5 million. The net proceeds from this transaction were used to pay down the Company's line of credit under the Ableco Finance LLC Credit Facility ("Ableco Credit Facility"). In connection therewith, the Company executed an amendment to the Ableco Credit Facility, which reduced the maximum amount available to $8.5 million.

    Revenues for the assets held for sale segment were 5.9% and 49.6% of total revenues for the years ended January 31, 2001, and 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The Company and subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 14, 2000 ("the Filing"). Prior to emerging from Chapter 11 on September 20, 2000 (the "Effective Date"), the Company (the "Predecessor") operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court (the "Bankruptcy Court"). The reorganized Company (the "Successor") adopted fresh-start reporting and gave effect to its emergence as of September 20, 2000.

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

    RESTATEMENT RELATED TO DISCONTINUATION OF NETWORK MANAGEMENT BUSINESS

    Due to the decision to discontinue network management operations (scheduled to be completed by July 31, 2002) the accompanying ICSL financial statements, including the five year financial summary, have been restated to show the network management segment as a discontinued line of business.

    GOING CONCERN

    The Company has generated significant negative cash flow and operating losses over the past several years. The Company's independent public accountants have included a going concern explanatory paragraph in their audit report accompanying the financial statements for the fiscal years ended January 31, 2001 ("fiscal 2000") and January 31, 2002 ("fiscal 2001"). The paragraph states that the Company's recurring losses and negative cash flow from operations and a significant working capital deficit raise substantial doubt as to the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

    The Company's operating losses have declined significantly from fiscal 2000. In addition to its operating improvements, the Company sold non-strategic assets including land and its oncology business operations, and determined to discontinue operations of its network management division. Also, effective February 7, 2002, the Company contributed its CSL business to CNS in exchange for shares of CNS Common Stock, as described in Notes 1 and 19. As a result of these actions, the Company's principal future activities will be managing its investment in CNS. While management has taken these steps, there can be no assurance that management plans will be successful in ensuring the Company is able to continue as a going concern.

    FRESH-START REPORTING

    The Company's Prepackaged Bankruptcy Plan was consummated on September 21, 2000 and ICSL emerged from Chapter 11. Pursuant to the AICPA's Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), the Company adopted fresh-start reporting as of September 20, 2000 to give effect to the reorganization as of such date.

    FRESH-START REPORTING--EQUITY VALUE

    Fresh-start reporting required the Company to restate its assets and liabilities to reflect the equity value, which approximates fair value at the date of the reorganization. Equity value is the estimated fair value of the Company taken as a whole, assuming it will continue as a going concern and assuming it will pay all obligations not discharged in bankruptcy.

    In developing the determination of the initial equity value for the Disclosure Statement used to solicit acceptances of the Prepackaged Plan (the "Disclosure Statement"), the Company's financial advisor used various assumptions and estimates, including revenue growth, improvements in operating margins, earnings and cash flow, improvement in techniques for managing working capital, expenses and other elements. The terminal value in the discounted cash flow analysis for the fifth year was based on the perpetual growth method assuming 7% annual growth. As a result, the initial equity value was assumed to be in the range of $65 to $95 million. The two significant sensitive assumptions in the model that calculated the initial equity value were the assumed annual growth rate of 7%, and the discount rate of 19.5% used to present value estimated cash flow streams.

    For purposes of calculating the fair value of the Company, at the time of the reorganization as required under SOP 90-7, management used a valuation model similar to that used in the Company's bankruptcy proceedings, which was developed by its independent financial advisor. The valuation model uses various assumptions and estimates, but is primarily a discounted cash flow analysis. Subsequent to the distribution of the Disclosure Statement and the Effective Date, a number of events occurred which impacted the assumptions used to determine equity value under fresh-start reporting, including but not limited to, the initial trading prices of the New Common Stock, lack of liquidity of Company stock, information regarding the Company's third quarter performance, and the final fiscal 2000 financial plan. Using the model, management determined that the fair value of the Company's equity at September 20, 2000 was approximately $50 million (reduced from an initial equity valuation of approximately $80 million included in the Disclosure Statement for the bankruptcy filing). The changes in assumptions used to calculate the revised equity value were primarily a reduction in assumed growth and an increase in the discount rate. In addition, the initial equity valuation was based on assumptions tied to the Company's plans to dispose of certain unprofitable offices, integrate several product lines, and increase the yield on existing business, which the Company had been unable to accomplish due to its financial difficulties. Management believes these changes in assumptions were appropriate given changes at the Company and the economy since the original equity value was calculated.

    The Company's plan of reorganization allowed for the discharge of long-term debt, but required the Company to pay all other obligations in the normal course of business. The valuation model contemplated these retained obligations in arriving at the fair value of equity. This amount is referred to as "Equity Value" in the Company's Annual Report on Form 10-K for the year ended
January 31, 2002.

    The Company's equity value of $50 million was more than the distributable value of its assets at September 20, 2000, which was approximately
$38.0 million. Distributable value represents the estimated amount that could be realized if the Company were liquidated and distributed to creditors. Management believes that the Debenture holders accepted the Prepackaged Plan despite the inherent future business risks, primarily because the Company's equity value exceeded its distributable value, and the Debenture holders believed that it was in the Company's best interest to emerge from bankruptcy at that time.

    FRESH START REPORTING--REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS
     ("REORGANIZATION VALUE")

    SOP 90-7 required the Company, in restating its assets and liabilities to reflect equity value, to allocate its Equity Value to its assets based upon their estimated fair values in accordance with the procedures specified by Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, for transactions reported on the purchase method. Prior to the allocation of Equity Value, the Company had tangible assets with a fair value of approximately
$38 million and liabilities that were not discharged with a fair value of approximately $43 million. The net fair value of the Company's assets and liabilities as of the date of the reorganization was negative $5 million, resulting in an intangible of approximately $55 million. This intangible is defined as "Reorganization Value in Excess of Amounts Allocated to Identifiable Assets" in the Company's Annual Report on Form 10-K. The following is a table that demonstrates the calculation of Reorganization Value in Excess of Amounts Allocated to Identifiable Assets at September 20, 2000 (in millions):

ICSL CONDENSED BALANCE SHEET AT SEPTEMBER 20, 2000
Current assets..............................................   $24.8
Long-term assets............................................    13.6
Reorganization Value........................................    55.0
                                                               -----
Total assets................................................   $93.4
                                                               =====

Current liabilities.........................................   $40.6
Long-term liabilities.......................................     2.8
Equity value................................................    50.0
                                                               -----
Liabilities and equity value................................   $93.4
                                                               =====

    The Reorganization Value in Excess of Amounts Allocable to Identifiable Assets of $55.0 million as of the Effective Date was based, in part, upon the planned integration of the Company's network management and clinical trials site management and healthcare research operations. The Company did not realize the synergies that it had expected from linking these two business lines and developed plans to sell its network management division. Preliminary indications of interest from potential purchasers indicated a lower valuation for the network management division as a standalone enterprise than when valued as an integrated component of the clinical trials and healthcare research operations, using the methodology described above. Accordingly, in the fourth quarter ending January 31, 2001, the Company's Reorganization Value was reduced to reflect a lower valuation for the network management division as a standalone enterprise. This reduction in Reorganization Value is reflected as an impairment write-down of $26.9 million for the 19 weeks ended January 31, 2001.

    Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2001, the Company reviewed the value of the Company's long lived assets and determined, based on preliminary expressions of interest received to date for the sale of the network management division, that a further impairment charge of $3.5 million was necessary to write down its assets to fair market value. This Reorganization Value write-down was taken in the quarter ended April 30, 2001. The combination of this Reorganization Value write-down and Reorganization Value amortization during the first nine months of the fiscal year reduced Reorganization Value to $17.4 million as of October 31, 2001.

    In December 2001, the major customer of the network management group notified the Company that it was planning to discontinue certain business lines with the Company. The Company determined that this would have a significant impact on attempts to sell that segment and recorded a $3.0 million charge in the quarter ended October 31, 2001, to provide for estimated asset impairment write-downs. After reviewing all options, ICSL management announced its decision to close the network management business on January 25, 2002. With the January 2002 decision to close the network management business line, a reserve of $1.2 million has been established for the potential loss over the remaining term of network management's Florida office lease.

    Reorganization value in excess of identifiable assets is being amortized over five years. Recently, the Financial Accounting Standards Board has concluded that intangibles, such as Reorganization Value, would no longer be amortized but would be subject to periodic review for impairment.

    A rollforward of the Company's Reorganization Value in Excess of Amounts Allocated to Identifiable Assets (Reorganization Value) is as follows (in millions):

         REORGANIZATION VALUE IN EXCESS OF AMOUNTS
              ALLOCABLE TO IDENTIFIABLE ASSETS
Balance at September 20, 2000...............................   $55.0
Impairment Charge, quarter ending January 31, 2001..........   (26.9)
Amortization for the period from September 20, 2000 to
  January 31, 2001..........................................    (1.1)
                                                               -----
Balance Reorganization Value at January 31, 2001............    27.0
Impairment Charges, year ending January 31, 2002............    (4.9)
Reorganization Value associated with the sale of Oncology
  Business in August 2001...................................    (2.4)
Amortization for the year ended January 31, 2002............    (4.8)
                                                               -----
Balance at January 31, 2002.................................   $14.9
                                                               =====

    The calculated revised Reorganization Value was based upon a variety of estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity. There can be no assurances whether or not further writedown may be necessary, but the Reorganization Value is believed realizable based on the terms and current expected final outcome of the Merger Transaction described in Note 19.

    FRESH START REPORTING--LIABILITIES

    The $100 million Debentures were eliminated by the bankruptcy recapitalization. Each other liability existing on the date the bankruptcy court confirmed the Prepackaged Plan, other than deferred taxes, is stated at the present value of the amounts to be paid, determined using an appropriate discount rate. Deferred taxes are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Any benefits derived from pre-confirmation net operating losses will first reduce the "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" and other intangibles until exhausted.

    FRESH START REPORTING--ADJUSTMENTS AT SEPTEMBER 20, 2000

    Any accounting principle changes required to be adopted in the financial statements of the Company within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.

    The significant consummation and fresh start reporting adjustments (excluding the write-off of the Old Common Stock and forgiveness of indebtedness) resulted in a charge of $666,000. This charge is presented as "Reorganization items" pursuant to adoption of fresh-start reporting in the consolidated statement of operations for the thirty-three week period ended September 20, 2000. The amount of the prior accumulated deficit eliminated at September 20, 2000 was $217 million.

    The Company provided for or incurred the following expenses and income items during fiscal 2000 directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations:

Administrative and other claims.............................  $(1,100,000)
Change of control payments and emergence from bankruptcy
  bonuses...................................................   (1,697,000)
Write-off of unamortized balance of Debentures finance
  costs.....................................................   (1,837,946)
Additional professional fees................................     (250,000)
Cancellation of accrued interest on Debentures..............    4,218,750
                                                              -----------
Total reorganization items..................................  $  (666,196)
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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    CLINICAL STUDIES, LTD RESULTS OF OPERATIONS

    Since the Merger was consummated after the Company's fiscal year-end of January 31, 2002 and the Company will retain an equity investment in CNS, CSL results are included in all of ICSL's financial statements and the five-year financial summary included herein.

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

    REVENUE RECOGNITION

    Net revenues from clinical studies equal the fees to be received, primarily from pharmaceutical companies, as services are provided to patients enrolled in studies. Revenue is recognized as services are provided. Unbilled accounts receivable represents revenue recognized in excess of amounts billed. Unearned revenue is recorded for cash received from customers for which revenue has not been recognized as of the balance sheet date.

    Revenue from network management under capitation contracts are no longer disclosed since management determined in January 2002 that this business was no longer financially viable due to the loss of its major customer. Accordingly, revenue and expenses of the network management segment have been treated as discontinued operations in the accompanying financial statements, the five-year financial summary of ICSL results, and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    THIRD PARTY REIMBURSEMENT

    For the years ended January 31, 2001 and 2000, approximately 6% and 17%, respectively, of the Predecessor's net revenue was primarily from the participation of the Predecessor's home healthcare entities and physician practices in Medicare programs. Medicare compensated the Predecessor on a "cost reimbursement" basis for home healthcare, meaning Medicare covers all reasonable costs incurred in providing home healthcare. Medicare compensates the Predecessor for physician services based on predetermined fee schedules. In addition to extensive existing governmental healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues. As of January 31, 2000, the Predecessor had divested or disposed of its home healthcare businesses and substantially all of its physician practices.

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

    Revenues from the operations of the assets held for sale segment were 5.9% and 49.6% of the Predecessor's total revenues for the years ended January 31, 2001 and 2000, respectively.

    PROPERTY, PLANT AND EQUIPMENT

    Additions are recorded at cost, or in the case of capital lease property, at the net present value of the minimum lease payments required, and depreciation is recorded principally by use of the straight-line method of depreciation over their useful lives. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized. Assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the lease terms.

    INCOME TAXES

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

    Tax assets and liabilities, including loss and credit carry forwards were valued at fair market value at the reorganization date. The Company has concluded that its net tax assets, primarily operating loss carryforwards, should be fully reserved because of the uncertainty surrounding whether these will ever be realized. The Company has recorded no tax benefit related to its net loss because of uncertainty as to the ultimate realizability of this benefit. The income tax benefit recorded for the year ended January 31, 2002 relates to the reversal of a tax provision due to changes in the Alternative Minimum Tax rules.

    GOODWILL AND OTHER LONG-LIVED ASSETS

    Prior to September 20, 2000, before Fresh Start Reporting was implemented, Goodwill was related to the excess of cost over the value of net assets of the businesses acquired. Amortization was calculated on a straight-line basis over periods ranging from ten to 36 years. Statement of Financial Accounting Standards (SFAS) No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" requires that goodwill and other long-lived assets be written down if anticipated future undiscounted cash flows from operations are insufficient to justify the recoverability of the long-lived asset. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

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

    STOCK OPTION PLANS

    On February 1, 1996, the Predecessor adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made during the years ended

January 31, 2001 and 2000, and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Predecessor and Company have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    COMPREHENSIVE LOSS

    The Company had an investment in a marketable equity security which was considered an available-for-sale investment in the January 31, 2001 balance sheet and was carried at market value, with the difference between cost and market value recorded in the Accumulated other comprehensive items component of stockholders' investment. The Company sold this investment during the quarter ended April 30, 2001.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." Adoption of the standard is required in the first quarter of the fiscal year ending January 31, 2003. The Company does not expect adoption of SFAS No. 144 to materially affect its financial statements.

3. EXTRAORDINARY ITEMS AND NONRECURRING CHARGES

    During the year ended January 31, 2000, the Predecessor recorded a nonrecurring pretax charge of $1.7 million, which represents additional severance costs in conjunction with the sale of assets and the repositioning of the Company.

    The $9.1 million nonrecurring expenses during the period ended
September 20, 2000 includes a $3.1 million restructuring accrual for legal, consulting, printing and other costs of bankruptcy, a $3.0 million valuation reserve to recognize the decline in market value of Assets Held for Sale, and $3.0 million of lease commitments for closed sites.

    Non-recurring charges for the year ended January 31, 2002 amounted to $1.1 million, and were comprised of legal and restructuring costs of $0.9 million, and net costs of vacated site leases of $.2 million.

4. NOTES RECEIVABLE

    During the fiscal year ended January 31, 1999, the Predecessor advanced $10.9 million to Chancellor Development Corp. which loan was guaranteed by Abraham Gosman. To secure his obligation under the guarantee, Mr. Gosman pledged the stock of another company principally owned by him ("Windrows") and (subject to prior pledges) 8.2 million shares of Predecessor Common Stock ("ICSL Pledged Shares"). This loan was due in July 2000 but has not been paid by Chancellor Development Corp. or by Mr. Gosman. Due to the significant decline in the collateral pledged by Mr. Gosman and management's assessment that Mr. Gosman would not honor his guarantee, in January 2000, the Predecessor completely reserved for the note. The Predecessor filed suit against Mr. Gosman and obtained a judgment (including interest) of approximately $11.0 million.
Mr. Gosman subsequently filed for protection under the United States Bankruptcy Code. The Predecessor actively participates as a member of the creditors' committee for Mr. Gosman's bankruptcy proceedings and will take all actions within its power to recover amounts due from Mr. Gosman.

    In connection with the divestiture of businesses in the prior years, the Company and Predecessor had notes receivable outstanding of approximately
$3.4 million and $4.7 million for the years ended January 31, 2002 and 2001, respectively. These loans pay no interest and have maturities ranging from 2002 to 2005 and the Company has imputed interest and reduced the notes to their current present value.

5. PROPERTY, PLANT AND EQUIPMENT

    Property, Plant and equipment consists of the following (in thousands):

                                               ESTIMATED
                                              USEFUL LIFE   JANUARY 31,   JANUARY 31,
                                                (YEARS)        2002          2001
                                              -----------   -----------   -----------
Furniture and fixtures......................        5-7        $1,165        $1,100
Equipment...................................       5-10         1,190         1,296
Computer software...........................        3-5            56            26
Leasehold improvements......................       4-20           378           377
                                                               ------        ------
Property and equipment, gross...............                    2,789         2,799
Less accumulated depreciation...............                   (1,102)         (208)
                                                               ------        ------
Property and equipment, net.................                   $1,687        $2,591
                                                               ======        ======

    Depreciation expense was $0.8 million, $0.3 million, $1.1 million, and $6.2 million for the year ended January 31, 2002, the 19 weeks ended January 31, 2001, the 33 weeks ended September 20, 2000 and the year ended January 31, 2000, respectively.

6. ACCRUED AND OTHER CURRENT LIABILITIES

    Accrued and other current liabilities consist of the following (in thousands):

                                                              JANUARY 31,   JANUARY 31,
                                                                 2002          2001
                                                              -----------   -----------
Accrued rent and equipment leases...........................    $ 2,557       $   925
Accrued income taxes........................................         66           271
Accrued professional fees...................................        933           951
Accrued interest............................................         96            72
Unearned revenue............................................      1,589         1,636
Accrued restructuring costs.................................      1,137         2,008
Other.......................................................      3,920         4,520
                                                                -------       -------
Total accrued and other current liabilities.................    $10,298       $10,383
                                                                =======       =======

7. LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

    Long-term debt, notes payable and capital leases consist of the following (in thousands):

                                                         JANUARY 31,   JANUARY 31,
                                                            2002          2001
                                                         -----------   -----------
Note payable to former shareholders of a clinical
  research company, which is non-interest bearing and
  has maturity dates through January 2004..............     $1,974        $1,853
Convertible acquisition notes payable with various
  maturity dates through May 1, 2002 and an interest
  rate of 7%...........................................      1,415         2,100
Acquisition earn-outs payable with various maturity
  dates through 2001...................................         --            49
Capital lease obligations with maturity dates through
  September 2005 and interest rates ranging from 8.5%
  to 12%...............................................        113           365
                                                            ------        ------
Total..................................................      3,502         4,367
Less current portion of capital leases.................        (75)         (112)
Less current portion of debt...........................     (3,389)       (3,348)
                                                            ------        ------
Long-term debt and capital leases......................     $   38        $  907
                                                            ======        ======

    As a result of the dispute with Clinical Research Center P.C., CSL did not pay the $1.2 million due January 2, 2002 under the Clinical Research Center P.C. acquisition notes. Subsequently Clinical Research Center P.C. advised the Company that it was in default under the notes and that the $872,000 note payment due January 2, 2004 was accelerated. On the Merger effective date, CNS assumed liability for the Clinical Research Center P.C. acquisition notes, and the cost of the litigation in the dispute.

REVOLVING LINES OF CREDIT (IN THOUSANDS):

                                                         JANUARY 31,   JANUARY 31,
                                                            2002          2001
                                                         -----------   -----------
Revolving line of credit with a financial institution
  with a maturity date of September 2002 and an
  interest rate of 11.5% at January 31, 2001...........     $7,077        $6,209
                                                            ======        ======

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

    On the Effective Date, the Company entered into a $10.0 million revolving credit facility with Ableco Finance LLC ("Ableco"). The $10.0 million Ableco Credit Facility has a two-year term and availability based upon eligible accounts receivable. The Ableco Credit Facility bears interest at prime plus 2.00% (but never less than 11.5%) and provides for an unused line fee of ..50%. The Ableco Credit Facility is secured by all assets of the Company and its subsidiaries, limits the ability of the Company and its subsidiaries to incur certain indebtedness and make certain dividend payments and requires the Company to comply with other customary covenants. On February 7, 2002 as part of the Merger with CNS, the Ableco Credit Facility was repaid from the proceeds of a new credit facility obtained by CNS from General Electric Healthcare
Finance, Inc. for $10 million (the "GE Facility"). The primary collateral for the GE Facility is CNS accounts receivable, including CSL's accounts receivable. After the repayment on February 7, 2002, ICSL has no further obligations under the Ableco Credit Facility or GE Facility.

    The following is a schedule of future minimum principal payments of the Company's long-term and convertible debt and the present value of the minimum lease commitments at January 31, 2002:

                                                          DEBT     CAPITAL LEASES
                                                        --------   --------------
                                                             (IN THOUSANDS)
2003..................................................  $ 3,389        $  83
2004..................................................       --           38
2005..................................................       --            1
                                                        -------        -----
Total.................................................    3,389          122
Less amounts representing interest and executory
  costs...............................................       --           (9)
                                                        -------        -----
Total long-term debt and present value of minimum
  lease payments......................................    3,389          113
Less current portion..................................   (3,389)         (75)
                                                        -------        -----
Long-term portion.....................................  $    --        $  38
                                                        =======        =====

8. LEASE COMMITMENTS

    The Company leases various office spaces and certain equipment pursuant to operating lease agreements.

    Future minimum lease commitments (including entities held for sale) consisted of the following at January 31, 2002 (in thousands):

2003........................................................    5,467
2004........................................................    2,916
2005........................................................    2,203
2006                                                            1,259
2007                                                              604
Thereafter..................................................      400
                                                               ------
  Total.....................................................   12,849
                                                               ======

9. COMMITMENT AND CONTINGENCIES

    BANKRUPTCY PROCEEDING

    As described above, the Company and its wholly owned subsidiaries emerged from bankruptcy proceedings under Chapter 11 on September 21, 2000. The Company is currently under the supervision of the Bankruptcy Court due to the open suit concerning the bankruptcy described below. While the Company remains under the supervision of the Bankruptcy Court, the Company must continue to pay quarterly fees averaging $44,000 to the bankruptcy trustees, and continues to incur significant legal expenses to defend itself in the suit below, as well as other suits described in following paragraphs.

    On February 20, 2001, Peter J. Almeroth, the Bond Opportunity Fund II, LLC and Steven L. Gidumal (collectively, the "Plaintiffs") filed an adversary proceeding (C.A. No. A-01-115) against the Company, PBG Medical Mall MOB 1 Properties, Ltd., EQSF Advisors, Inc., 3801 PGA Investors, Ltd., Third Avenue Trust, Third Avenue Value Fund Series, Aggressive Conservative Investment Fund, L.P. and The Chase Manhattan Bank N.A. (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware seeking to revoke the order of confirmation (the "Confirmation Order") of the Prepackaged Plan. The Plaintiffs allege that the Confirmation Order was procured by means of fraud based on alleged concealment of significant actual or potential conflicts of interest and misrepresentations. The Company has filed a motion to dismiss this action and awaits a hearing on the matter. Plaintiffs have filed a motion for leave to file a second amended complaint, which the Company is opposing. The Company believes that the allegations contained in the Adversary Proceeding are without merit and intends to continue to defend the case vigorously.

    On January 11, 2001, the Bond Opportunity Fund II, LLC ("BOF") and Steven Gidumal ("Gidumal") filed an amended complaint (the "BOF Complaint") in the United States District Court for the District of Rhode Island. (C.A.
No. 00-609T). The BOF Complaint, filed against certain of our current and former executive officers and directors alleges violations of provisions of the Securities Exchange Act of 1934, breach of fiduciary duty and certain state common law and statutory provisions. The Company is not a party to the BOF Complaint, but it may be obligated to indemnify the officers, former officers, directors and former directors of the Company pursuant to the terms of the Company's charter, by-laws and certain of its agreements with its executives and former executives. The Company believes that, except for its $250,000 deductible, any indemnification obligations will be covered by its directors and officers insurance coverage. The defendants have filed a motion to dismiss and are awaiting the judge's ruling.

    DISPUTE WITH CLINICAL RESEARCH CENTER P.C.

    In October 2001, the Company filed a complaint against Clinical Research Center, P.C., with which it has a Clinical Research Management Agreement, in the United States District Court for the Central District of Illinois Springfield Division (Case No. 01-3326) seeking temporary and permanent injunctive relief and monetary damages for breach of contract, breach of covenant, and tortious interference with the Company's business relations. The complaint included a claim under the Federal Arbitration Act seeking to force the defendants to mediate the dispute. The Court denied the Company's request for a temporary restraining order based, in part, on the ground that the Company had failed to prove that the defendants had received notice of the bankruptcy proceeding and, therefore, the defendants could contest the assumption of the management agreement at issue. The Company filed a motion for reconsideration and the Court reversed its finding on the issue of defendants' notice of the bankruptcy proceeding. A hearing on the Company's motion for a preliminary injunction was held on December 17, 2001 and the Company received a Temporary Restraining Order enjoining Clinical Research Center, P.C. from performing certain acts, and providing for movement of the parties toward mediation of the dispute. As a result of the dispute with Clinical Research Center P.C., CSL did not pay the $1.2 million due January 2, 2002 under the Clinical Research Center P.C. acquisition notes.

Subsequently, Clinical Research Center P.C. advised the Company that it was in default under the notes and that the $872,000 note payment due January 2, 2004 was accelerated. On the Merger effective date, CNS assumed liability for the Clinical Research Center P.C. acquisition notes and the cost of the litigation.. The Company expects the parties to proceed to mediation shortly and the results of the mediation are not predictable. The ultimate resolution of this litigation will impact the number of shares of CNS Common Stock released to ICSL and/or CNS from the Litigation Escrow.

    NORTHEAST MEDICAL RESEARCH ASSOCIATES, INC./ ALLERGY ASSOCIATES, INC.
     LITIGATION

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

    The Company expects the parties to enter into mediation shortly. The results of the mediation are not predictable. The ultimate resolution of this litigation will impact the number of shares of CNS Common Stock released to ICSL and/or CNS from the Litigation Escrow. CNS has assumed the expenses of this litigation.

    TENET HEALTHSYSTEM HOSPITALS, INC. ("TENET")

    In connection with a May 1997 joint venture partnership (the "Joint Venture") between the Company and Tenet to own and operate an ambulatory surgical center and diagnostic radiology facility in Florida, Tenet filed suit against the Company on September 23, 1999 in the Palm Beach County Circuit Court (Florida) for (1) rescission of the Joint Venture agreement and (2) damages of approximately $2.0 million for breach of contract, breach of fiduciary duty, and breach of good faith and fair dealing (the "Tenet Suit"). The Tenet Suit chiefly alleges that the Company engaged in self-dealing to the detriment of Tenet and failed to meet its obligations under the Joint Venture agreement, such obligations relating principally to certain financial commitments concerning the Joint Venture. This litigation has been stayed to allow the parties to negotiate an unwinding of the Joint Venture and review the potential for a negotiated settlement. In January 2002, ICSL received a request for the production of documents, which are being reviewed by our attorneys to determine the extent of our ability to provide the documents requested considering our client/attorney privilege. If the parties are unable to reach agreement, the Company intends to file counterclaims against Tenet and defend the case.

    RAY-X MEDICAL IMAGING CENTER ("RAY-X")

    The Company received a demand for and notice of intention for arbitration from Ray-X in early 2000. The matter remained dormant until Ray-X reiterated the demand in the Fall of 2000. The demand sought arbitration of a dispute arising from a purchase agreement executed by the parties in December 1997. Arbitration proceedings were commenced in December 2001, at which time the Company asserted that Ray-X's claims were barred by the Bankruptcy Court's Confirmation Order. In February 2002, Ray-X conceded to the Arbitrator that its claim was barred by ICSL's bankruptcy. Accordingly, the Arbitrator dismissed the Ray -X claim. The Company is seeking reimbursement from its insurance carrier for its legal expenses.

    PHARMACEUTICAL RESEARCH ASSOCIATES, INC. ("PRA") AND INTERNATIONAL MEDICAL TECHNICAL CONSULTANTS, INC. ("IMTC")

    On May 12, 2000, ICSL filed suit against PRA and IMTC in the Rhode Island Superior Court (C.A. No. 00-2478). The Company alleged breach of contract and fraud arising out of the purchase of a company known as The Crucible Group. ICSL seeks approximately $500,000 in damages. On October 27, 2000 PRA and IMTC filed an answer and counterclaim in that action, seeking approximately $400,000 in damages arising from The Crucible Group transaction. The Company is exploring settlement options with PRA and IMTC, which have not been fruitful. If the Company is not able to settle this matter satisfactorily, it intends to pursue its claim and defend the counterclaim.

    ACCESS MEDICAL ("ACCESS")

    On October 18, 1997, the Florida Board of Medicine, which governs physicians in Florida, declared that the payment of percentage-based fees by a physician to a physician practice management company in connection with practice-enhancement activities subjects a physician to disciplinary action for a violation of a statute which prohibits fee-splitting. Some of the Predecessor's contracts with Florida physicians include provisions providing for such payments. The Predecessor appealed the ruling to a Florida District Court of Appeals and the Board stayed the enforceability of its ruling pending the appeal. Oral arguments were held on May 26, 1999, and the judge upheld the Board of Medicine's ruling. The Company may be forced to renegotiate those provisions of the contracts that are affected by the ruling. While these contracts call for re-negotiation in the event that a provision is not found to comply with state law, there can be no assurance that the Company would be able to renegotiate such provisions on acceptable terms. The contracts affected by this ruling are with a physician practice in Florida ("Access"). The Company has filed suit against the practice to enforce the guarantees executed in connection with the management agreement. The practice has filed a counterclaim alleging fraudulent inducement and illegality of the management agreement. If the Company does not prevail in the litigation, it could be exposed to a maximum loss of $3.7 million. A reserve has been established to reflect the probable loss. To date, settlement negotiations have not been fruitful. If the Company is not successful in obtaining a satisfactory negotiated settlement, it intends to vigorously prosecute the case and defend the counterclaim.

    GENERAL ELECTRIC CAPITAL CORPORATION ("GECC")

    GECC filed a Debt Action against ICSL in the Superior Court of Delaware, New Castle County (C.A. No. 01C-04-045 WCC) seeking $172,222.76 plus costs, for ICSL's alleged default on equipment leases. This matter is in the discovery stages. ICSL has filed a counterclaim in the matter, and settlement negotiations may be instituted.

    PRIMARY CARE ASSOCIATES ("PCA")

    The Company received a letter from PCA in September 2001 stating that Vista Radiation Care ("Vista"), a former wholly owned subsidiary of ICSL, had received a $155,827 overpayment from Medicare while Vista was owned by ICSL. Vista subsequently was sold to PCA and PCA assumed all liabilities of Vista. Medicare is seeking refund of the overpayment, and PCA has demanded restitution from ICSL. ICSL management does not see any basis for this claim.

    FINOVA CAPITAL CORPORATION ("FINOVA")

    Finova filed a motion with the Bankruptcy Court for Relief from Automatic Stay or adequate protection payments for the settlement of $385,354 for equipment leases for a SonoDiagnost 800 system, a LIC RISC computer system, and other itemized equipment. The Company is negotiating the return of this equipment, which is not in use by ICSL, to settle this obligation.

    GARY S. GILLHEENEY

    On April 12, 2002, the Company was served with a complaint in an action brought by Gary S. Gillheeney, the Company's former Chief Financial Officer, against ICSL and CNS in the Superior Court, Providence, Rhode Island. In connection with the Merger, Gillheeney entered into a new employment agreement with CNS to serve as its Chief Financial Officer and Chief Operating Officer. His complaint alleges that the day after the CNS transaction was closed, CNS wrongfully terminated his employment. Gillheeney also claims that the Merger constituted a "change of control" as defined in his employment agreement with ICSL and that he was entitled to a supplemental bonus of at least $590,000. The Company believes that Mr. Gillheeney's claims against the Company are without merit and intends to defend this action vigorously. He is also seeking compensatory and punitive damages in the amount of $3 million against CNS.

    OTHER LEGAL PROCEEDINGS AND OTHER CONTINGENCIES, AND FUTURE LEGAL FEES

    The Company is subject to other legal proceedings in the ordinary course of its business, and arising out of its bankruptcy filing. The Company has accrued an estimate within the range of possible losses. While the Company cannot estimate the ultimate settlements or awards or legal fees with respect to all of the above legal proceedings and other contingences, the outcomes could have a material adverse effect on the Company, its liquidity, financial position and results of operations (see Note 2--Going Concern).

10. RELATED PARTY TRANSACTIONS

    Kalkines, Arky, Zall & Bernstein LLP ("KAZB") has provided legal services to the Company. William S. Bernstein, who, until May 16, 2002 was a member of the Company's Board of Directors, is of counsel to KAZB.

    On February 7, 2002, the Company entered into a Consulting Agreement with Island View Advisors, LLC ("Island View"), pursuant to which the principal of Island View, Michael T. Heffernan (formerly the President and CEO of the Company and currently a director of the Company), has agreed to provide management consulting services to the Company pertaining to litigation involving the Company, the wind-down of the Company's network management division, the exercise of the Company's rights in respect of the Company's contractual arrangements with, and equity interest in CNS and any other matters as mutually agreed. The Company will pay Island View $200 per hour for its services. The Agreement is terminable by either party upon four (4) weeks written notice.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The methods and assumptions used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value and the estimated fair values of the financial instruments are as follows:

    CASH AND CASH EQUIVALENTS

    The carrying amount approximates fair value because of the short effective maturity of these instruments.

    LONG-TERM DEBT

    The fair value of the Company's long-term debt and capital leases is estimated based on the current rates offered to the Company for debt of the same remaining maturities or quoted market prices. At January 31, 2002, the book value of long-term debt and capital leases, including current maturities is $11 million, which approximates fair value.

12. EMPLOYEE BENEFIT PLAN

    The Company sponsors a 401(k) plan, covering substantially all of its employees. Contributions under the plan equal 50% of the participants' contributions up to a maximum of 3% of eligible compensation per participant per plan year. Actual contributions under the Plan amounted to $86,297 for the year ended January 31, 2002, $39,472 for the 19 week period ended January 31, 2001, $68,557 for the 33 week period ended September 20, 2000, and $57,845 for the year ended January 31, 2000.

13. INCOME TAXES

    Significant components of the amounts charged to expense (credited) for income taxes for the years ended January 31, 2002 and 2001 are as follows (in thousands):

                                                               2002       2001
                                                             --------   --------
Current....................................................  $    --     $  156
Deferred...................................................   (1,300)     1,300
                                                             -------     ------
Total federal..............................................  $(1,300)    $1,456
                                                             -------     ------
State:
Current....................................................  $    --     $   --
Deferred...................................................       --         --
                                                             -------     ------
Total state................................................  $    --
                                                             -------     ------
Totals.....................................................  $(1,300)    $1,456
                                                             =======     ======

    The Job Creation and Worker Assistance Act of 2002 allows a net operating deduction attributable to net operating tax loss carryback to offset 100% of the Alternative Minimum Tax, instead of 90% as provided under prior tax laws. Therefore, the $1.3 million accrual in 2001 for additional taxes on a prior year tax refund was reversed in 2002.

    Significant components of the Company's deferred tax assets and liabilities as of January 31, 2002 and 2001 are as follows (In thousands):

                                                            2002       2001
                                                          --------   --------
Deferred tax asset:
Allowance for doubtful accounts, reserves and other
  accrued expenses......................................  $ 10,051   $ 10,536
Net operating loss carryforward.........................    35,454     30,465
                                                          --------   --------
Total deferred tax assets...............................    45,505     41,001
Deferred tax liability:
Property and depreciation...............................      (180)      (150)
Amortization............................................   (15,794)   (11,296)
Installment gain........................................      (910)      (455)
Other...................................................        --         --
                                                          --------   --------
Total deferred tax liability............................   (16,884)   (11,901)
Deferred tax asset, net of deferred tax liability.......    28,621     29,100
Valuation allowance.....................................   (28,621)   (29,100)
                                                          --------   --------
Deferred tax asset, net.................................  $     --   $     --
                                                          ========   ========

    The above table reduces the net operating loss carry-forward by the $100 million Cancellation of Debt income arising from the cancellation of the Debentures in bankruptcy, net of the $50 million equity value of the shares issued on September 20, 2000. The Company has established a full valuation allowance on the Company's net deferred tax assets because the Company may not be able to generate taxable income in the future to utilize all of the net operating losses. The Company's tax returns through January 31, 2001 are under review by the Internal Revenue Service. The Company is still responding to requests for information and is in discussions with the IRS regarding tax treatment of various transactions. It is not possible at this time to assess the impact of the outcome of the IRS tax audit on the Company's financial statements or the deferred tax asset.

    The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

                                      SUCCESSOR      SUCCESSOR                    PREDECESSOR
                                     ------------   ------------   -----------------------------------------
                                     PERIOD ENDED   PERIOD ENDED                 PERIOD ENDED
                                     ------------   ------------   -----------------------------------------
                                     JANUARY 31,    JANUARY 31,    SEPTEMBER 20,   JANUARY 31,   JANUARY 31,
                                         2002           2001           2000           2000          1999
                                     ------------   ------------   -------------   -----------   -----------
Statutory rate.....................       (35%)          (35%)          (35%)          (35%)         (35%)
Nondeductible amortization.........        17%            36%             0%             0%            0%
Permanent differences..............        18%            (1%)            2%            13%            3%
Basis difference, asset held for
  sale.............................         0%             0%             0%            (9%)          10%
State income tax (net of federal
  benefit).........................         0%             0%             0%             0%            0%
Change in valuation allowance......         0%             0%            27%            32%           14%
                                          ---            ---            ---            ---           ---
                                            0%             0%             5%             1%           (8%)
                                          ===            ===            ===            ===           ===

14. SUPPLEMENTAL CASH FLOW INFORMATION

    During the years ended January 31, 2001 and 2000, the Company acquired the assets and/or stock, entered into management and employment agreements, assumed certain liabilities of various physician practices, ancillary service companies, networks and organizations and sold certain assets. During the years ended January 31, 2002, 2001 and 2000, the Company also recorded impairment charges, terminated several physician management and employment agreements, wrote down certain notes receivable to their estimated net realizable value and wrote down certain assets that were being held for sale at January 31, 2000 to their net realizable value (less cost to sell). The transactions had the following non-cash impact on the balance sheets of the Company (In thousands):

                               SUCCESSOR
                               ----------                    PREDECESSOR
                               YEAR ENDED   ---------------------------------------------
                                JANUARY     19 WEEKS ENDED   33 WEEKS ENDED   YEAR ENDED
                                  31,        JANUARY 31,     SEPTEMBER 20,    JANUARY 31,
                                  2002           2001             2000           2000
                               ----------   --------------   --------------   -----------
Current assets...............   $    --        $   (547)       $      --       $ 88,652
Property, plant and
  equipment..................      (936)             --               --           (171)
Intangibles..................    (4,912)        (26,908)          43,575         44,836
Other noncurrent assets......        --              --               --          1,003
Current liabilities..........       652              --               --          4,751
Debt.........................        --              --         (101,070)        (4,244)
Noncurrent liabilities.......        --              --               --         (1,480)
Equity.......................   $(6,500)       $(27,455)       $ 144,645       $(49,562)

    Cash paid for interest for year ended January 31, 2002, the periods ended January 31, 2001 and September 20, 2000 and for the year ended January 31, 2000 was $1.1 million, $.2 million, $1.2 million, and $7.9 million, respectively. Cash paid for income taxes for the year ended January 31, 2002, the periods ended January 31, 2001 and September 20, 2000 and for the year ended
January 31, 2000 was $.1 million, $.1 million, $.2 million, and $1.1 million, respectively.

15. STOCK OPTION PLANS

    The Predecessor adopted a stock option plan, which authorized the issuance of 4.1 million shares of the Company's Old Common Stock to key employees and directors of the Company. On the Effective Date, the Predecessor's stock option plan was terminated and all the outstanding options were cancelled.

    In connection with the effectiveness of the Prepackaged Plan, the Company adopted the Innovative Clinical Solutions, Ltd. 2000 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to purchase a maximum of 2,285,714 shares of New Common Stock. In October 2000, the Company adopted the Innovative Clinical Solutions Ltd. 2000 Non-Executive Stock Option Plan, which provides for the grant of options to purchase a maximum of 350,000 shares of New Common Stock. In general, options become exercisable beginning in the first year after grant in 20%-33% increments per year and expire ten years after the date of grant. Information related to the option plans is summarized on a combined basis as follows (Shares in Thousands):

                                                                        YEAR ENDED JANUARY 31,
                                                    ---------------------------------------------------------------
                                                                 2002                  2001                  2000
                                                               WEIGHTED              WEIGHTED              WEIGHTED
                                                               AVERAGE               AVERAGE               AVERAGE
                                                      2002     EXERCISE     2001     EXERCISE     2000     EXERCISE
                                                     SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                    --------   --------   --------   --------   --------   --------
Outstanding at beginning of period................    2,581     $1.11       2,983     $7.27       3,026     $12.11
Options cancelled at fresh start..................                         (2,983)    $7.27
Options granted:
    At fair market value..........................                          2,627     $1.11         381     $ 1.43
    Above fair market value.......................       --     $  --          --     $  --         935     $ 2.04
Options exercised.................................       --     $  --          --     $  --          --     $   --
Options cancelled.................................     (926)    $1.11          46     $1.11      (1,359)    $ 6.15
Outstanding, end of period........................    1,655     $1.11       2,581     $1.11       2,983     $ 7.27
Weighted average fair value of options granted
  during the year.................................              $  --                 $1.11                 $ 1.87
                                                                =====                 =====                 ======

    At January 31, 2002 there were 1,655,531 options outstanding with a remaining contractual life of 8.7 years. All options have an exercise price of $1.11. In connection with the Merger, options to acquire 919,957 shares of New Common Stock were cancelled in exchange for the grant of replacement options by CNS.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the periods ended January 31, 2001 and 2000: expected volatility of 150%, and 150%; risk free interest rates of 5.5%, and 5.2%; expected option life of 5 years and 5 years; and expected dividends of $0. No options were granted in the fiscal year ended January 31, 2002.

    The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", as allowed by SFAS No. 123, Accordingly, no compensation cost has been recognized for options granted. Had compensation for those plans been determined based on the fair value at the grant date for awards during the years ended January 31, 2002, 2001 and 2000, consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                       YEAR ENDED JANUARY 31,
                                                -------------------------------------
                                                   2002         2001         2000
                                                ----------   ----------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
As reported...................................   $(21,712)    $(27,429)    $(171,207)
Pro Forma.....................................   $(22,284)    $(28,910)    $(176,221)
Basic earnings (loss) per share
As reported...................................   $  (1.81)    $  (2.29)    $   (4.86)
Pro Forma.....................................   $  (1.86)    $  (2.41)    $   (5.00)
Diluted earnings (loss) Per share
As reported...................................   $  (1.81)    $  (2.29)    $   (4.86)
Pro Forma.....................................   $  (1.86)    $  (2.41)    $   (5.00)

16. NET INCOME PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computations for net income:

                                                                                           PER SHARE
                                                              INCOME (LOSS)     SHARES       AMOUNT
                                                              --------------   ---------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUCCESSOR
YEAR ENDED JANUARY 31, 2002
Basic Loss Per Share
  Loss available to common stockholders.....................    $ (21,712)      11,999       $(1.81)
Net loss available to common stockholders...................      (21,712)          --        (1.81)
Effect of dilutive securities:..............................           --           --           --
Diluted earnings per share..................................    $ (21,712)      11,999       $(1.81)

19 WEEK PERIOD ENDED JANUARY 31, 2001
Basic loss per share
  Loss available to common stockholders.....................    $ (27,429)      11,999       $(2.29)
Net loss available to common stockholders...................      (27,429)          --        (2.29)
Effect of dilutive securities:..............................           --           --           --
Diluted loss per share......................................    $ (27,429)      11,999       $(2.29)

PREDECESSOR
33 WEEK PERIOD ENDED SEPTEMBER 20, 2000
Basic loss per share
  Loss available to common stockholders.....................    $ (27,924)      35,235       $(0.79)

Extraordinary item..........................................      100,000       35,235         2.84
Net income available to common stockholders.................       72,076       35,235         2.05
Effect of dilutive securities:..............................           --           --           --
Diluted income per share....................................    $  72,076       35,235       $ 2.05

YEAR ENDED JANUARY 31, 2000
Basic loss per share
  Loss available to common stockholders.....................    $(121,575)      35,235       $(3.45)

Extraordinary item..........................................      (49,632)          --        (1.41)
Net loss available to common stockholders...................     (171,207)          --        (4.86)
Effect of dilutive securities:..............................           --           --           --
Diluted loss per share......................................    $(171,207)      35,235       $(4.86)

    For the years ended January 31, 2002, 2001 and 2000 approximately
1.7 million, 2.6 million, and 3.0 million shares, respectively, related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

    For the years ended January 31, 2002, 2001 and 2000, no additional securities or related adjustments to income were made for the common stock equivalents related to the convertible subordinated debentures since the effect would be antidilutive.

17. SEGMENT INFORMATION

    The Company's reportable segments are: site management organization, discontinued operations including network management, real estate services, and other discontinued operations. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting

Policies". There are no intersegment revenues. The tables below present revenue, pretax income (loss) prior to extraordinary item, and total assets of each reportable segment for the indicated periods:

                              SEGMENT INFORMATION

                                                           DISCONTINUED
                                                CLINICAL    OPERATIONS      CORPORATE     CONSOLIDATED
                                                STUDIES       (1)(2)      & CONS. ITEMS      TOTAL
                                                --------   ------------   -------------   ------------
SUCCESSOR
YEAR ENDED JANUARY 31, 2002
Net Revenues..................................  $ 28,609     $     --        $    625       $ 29,234
                                                ========     ========        ========       ========
Loss before taxes and extraordinary item......    (8,259)      (7,561)         (7,192)       (23,012)
                                                ========     ========        ========       ========
Total Assets..................................    22,804        4,553           5,761         33,118
                                                ========     ========        ========       ========
SUCCESSOR
19 WEEK PERIOD ENDED JANUARY 31, 2001
Net Revenues..................................  $ 11,879     $     --        $    632       $ 12,511
                                                ========     ========        ========       ========
Loss before taxes and extraordinary item......    (3,735)     (18,614)         (5,080)       (27,429)
                                                ========     ========        ========       ========
Total Assets..................................    35,257       15,074           7,849         58,180
                                                ========     ========        ========       ========
PREDECESSOR
33 WEEK PERIOD ENDED SEPTEMBER 20, 2000
Net Revenues..................................  $ 22,237     $  5,632        $   (309)      $ 27,560
                                                ========     ========        ========       ========
Loss before taxes and extraordinary item......    (8,010)        (526)        (17,932)       (26,468)
                                                ========     ========        ========       ========
Total Assets..................................    39,941       34,531          16,856         91,328
                                                ========     ========        ========       ========
PREDECESSOR
YEAR ENDED JANUARY 31, 2000
Net Revenues..................................  $ 33,813     $ 91,958        $    517       $126,288
                                                ========     ========        ========       ========
Loss before taxes and extraordinary item......   (28,466)     (56,363)        (36,552)      (121,381)
                                                ========     ========        ========       ========
Total Assets..................................    23,141       36,638          27,532         87,311
                                                ========     ========        ========       ========

------------------------

(1) Due to the decision to sell the real estate operations in the year ended January 31, 2000, the real estate segmented information has been included in discontinued operations.

(2) Due to the decision in January 2002 to close the network management business segment, this segment has been included in discontinued operations.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

                                                                     YEAR ENDED JANUARY 31, 2002
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                              --------   --------   --------   --------
Net revenues................................................   $8,899     $8,364     $7,306     $4,665
Net income (loss)...........................................   (5,907)    (3,500)    (5,812)    (6,493)
Net income per share-basic:
Net income (loss)...........................................   $(0.49)    $(0.29)    $(0.48)    $ (.54)
Net income per share-diluted:
Net income (loss)...........................................   $(0.49)    $(0.29)    $(0.48)    $ (.54)

                                                           YEAR ENDED JANUARY 31, 2001
                                           ------------------------------------------------------------
                                                       PREDECESSOR                     SUCCESSOR
                                           -----------------------------------   ----------------------
                                                                  EIGHT WEEKS    FIVE WEEKS
                                                                     ENDED          ENDED
                                            FIRST      SECOND    SEPTEMBER 20,   OCTOBER 31,    FOURTH
                                           QUARTER    QUARTER        2000           2000       QUARTER
                                           --------   --------   -------------   -----------   --------
Net revenues.............................  $25,654    $ 25,794      $ 14,307       $ 8,942     $ 19,976
Income (loss) before income taxes and
  extraordinary item.....................   (7,869)    (14,326)       (4,273)       (1,402)     (23,028)
Income (loss) before extraordinary
  item...................................   (7,850)    (14,299)       (5,775)       (1,402)     (23,028)
Extraordinary item.......................       --          --       100,000            --           --
Net income (loss)........................   (7,850)    (14,299)       94,225        (1,402)     (23,028)
Net income per share-basic:
Income (loss) before extraordinary
  item...................................  $ (0.21)   $  (0.38)     $  (0.16)      $ (0.12)    $  (1.92)
Extraordinary item.......................  $    --    $  (0.00)     $   2.84            --           --
Net income (loss)........................  $ (0.21)   $  (0.38)     $   2.67       $ (0.12)    $  (1.92)
Net income per share-diluted:
Income (loss) before extraordinary
  item...................................  $ (0.21)   $  (0.38)     $  (0.16)      $ (0.12)    $  (1.92)
Extraordinary item.......................  $    --    $  (0.00)     $   2.84            --           --
Net income (loss)........................  $ (0.21)   $  (0.38)     $   2.67       $ (0.12)    $  (1.92)

19. SUBSEQUENT EVENTS

INVESTMENT IN COMPREHENSIVE NEUROSCIENCE, INC.

    On February 7, 2002, the Company closed the Merger of the Company's wholly owned subsidiary, CSL, with a subsidiary of CNS. In exchange for its shares of CSL stock, ICSL received 22,374,060 shares of CNS Common Stock. In connection with the Merger, 776,775 shares of CNS Common Stock were issued in satisfaction of $500,000 of CSL indebtedness. In addition, 1,630,735 shares of CNS Common Stock have been reserved by CNS for issuance upon exercise of options held by employees of CSL and former employees of ICSL who have been hired by CNS, whose options were converted from options to acquire ICSL Common Stock into options to acquire CNS Common Stock. No cash consideration was paid by or to the Company or its stockholders.

    As a result of the Merger, ICSL owns approximately 42.4% of the voting securities of CNS. Holders of all of the voting securities of CNS prior to the Merger hold approximately 46.4% of its voting securities following the Merger. Approximately 9.8% of the voting securities of CNS following the Merger are owned by purchasers of CNS's Convertible Subordinated Notes in the original principal amount of approximately $3.3 million. Of the 22,374,060 shares of CNS Common Stock received by

ICSL in the Merger, 17,129,707 shares are being held in escrow to satisfy ICSL indemnification obligations, if any, pursuant to the Merger Agreement, or to satisfy possible adjustments to the Merger consideration based on the resolution of certain litigation and possible reductions in CSL's working capital. In addition, as of the consummation of the Merger, CNS had outstanding options to purchase 2,214,115 shares of CNS Common Stock (including the options for 1,630,735 shares issued to CSL and former ICSL employees in connection with the Merger) and has reserved 10% of its outstanding fully-diluted Common Stock for issuance upon exercise of options which may be granted to existing and future employees, directors and consultants of CNS. The delivery of shares to CNS from the escrows and the exercise of any existing or newly granted options would dilute ICSL's ownership percentage of CNS. Such dilution may be material. Since ICSL holds less than a majority of the voting securities of CNS, its investment in CNS will be carried as an equity investment on ICSL's books. The carrying value of this investment is based on a CNS per share value of $0.6437, which was derived from an agreed upon net enterprise value for CNS (pre-Merger) of $16.1 million.

    The combined new CNS has three divisions, Clinical Trials, Medical Information Technologies and Drug Discovery. The Clinical Trials Division will provide Phase I-IV clinical trial services to the pharmaceutical and biotechnology industries with 34 research sites in 11 states. The Medical Information Technologies ("MIT") Division will provide pharmaceutical and biotechnology clients with a unique array of products and services that develop and disseminate medical and healthcare knowledge. The MIT Division has five groups: Expert Knowledge Group, providing expert consensus-based practice guidelines and educational publications; Public Sector Consultation Group, assisting clients in understanding the complex ways in which behavioral healthcare is managed and funded in public sector systems; Behavioral Pharmacy Management Group, providing managed care clients with tools to improve the quality and cost-effectiveness of physician prescribing patterns; Educational Services Group, providing CE/CME programming and the Behavioral Healthcare Tomorrow Tradeshow and Exposition; and the Healthcare Research Group, providing patient registry programs, pharmacoeconomic and outcomes studies, and large database design and management. The Drug Discovery Division assists pharmaceutical customers in the identification of promising new drugs and the design of appropriate clinical studies to test promising new drugs.

ESCROWED SHARES

    Of the 22,374,060 shares of CNS Common Stock issued to ICSL in the Merger, 17,129,707 shares, representing $11,026,173 of the Merger consideration, are held in four separate escrows to satisfy the Company's indemnification obligations or certain adjustments to the Merger consideration as set forth below:

    GENERAL ESCROW: 3,107,099 shares of CNS Common Stock (initially valued at $2,000,000) are held in escrow to satisfy ICSL's general indemnification obligations. ICSL and CNS have each agreed to indemnify each other with respect to losses arising as a result of breaches of their respective representations, warranties, covenants or agreements and any claim arising out of any inaction or action by their respective stockholders required to approve the Merger or any impropriety with respect to the Merger raised by the respective stockholders of either party. Claims for indemnification for breaches of representations, warranties, covenants and agreements generally must be made on or before February 6, 2003, except that claims for breaches of representations and warranties with respect to taxes survive until the expiration of the applicable statute of limitations period and CNS warranties with respect to the provision of financial information to ICSL survive until ICSL is no longer a stockholder of CNS. In addition, any CSL working capital deficiency described below with respect to the Working Capital Escrow in excess of the value of the shares escrowed under the Working Capital Escrow (based upon the CNS per share value of $0.6437), can be asserted as a loss claim against the General Escrow.

    CONTINGENT LIABILITIES ESCROW: 3,107,099 shares of CNS Common Stock (initially valued at $2,000,000) are held in escrow to satisfy ICSL's indemnification obligations with respect to certain specified contingent liabilities set forth in schedules to the Merger Agreement. In addition, any CSL working capital deficiency described below with respect to the Working Capital Escrow, in excess of the value of the shares escrowed under the Working Capital Escrow (based upon the CNS per share value of $0.6437), can be asserted as a loss claim against the Contingent Liabilities Escrow.

    LITIGATION ESCROW: 7,767,749 shares of CNS Common Stock (initially valued at $5,000,000) are held in escrow pending the outcome of certain litigation involving clinical research management agreements with two of CSL's sites, Clinical Research Center, P.C (the "CRC Agreement") and Northeast Medical Research Associates, Inc. (the "NMRA Agreement", and together with the CRC Agreement, the "Management Agreements") This litigation is more fully described under Item 3--Legal Proceedings. Under the Merger Agreement, if either of the Management Agreements terminates as a result of a resolution of the related litigation and CNS ceases to receive revenue from the related site, then the value of the Merger consideration shall be reduced by the amount escrowed with respect to such Management Agreement less the "Net Settlement Proceeds." For this purpose, Net Settlement Proceeds means the sum of any indebtedness forgiven and any amounts received by CNS less any amounts paid by CNS as damages or for legal fees and expenses in connection with the resolution of such litigation. If the litigation is resolved and such resolution does not result in the termination of the related Management Agreement, then the Merger consideration shall be reduced to reflect the percentage reduction (if any) of the projected net contribution margin of the site as compared to such site's net contribution margin for the 12 months ended October 31, 2001. There can be no assurance that the Management Agreements will not be terminated or that CNS will receive Net Settlement Proceeds sufficient to entitle ICSL to receive any of the shares of CNS Common Stock held in the Litigation Escrow.

    WORKING CAPITAL ESCROW: 3,147,760 shares of CNS Common Stock (initially valued at $2,026,173) are held in escrow to satisfy any adjustments to the Merger consideration received by the Company to the extent CSL's the December 31, 2001 balance sheet net working capital is less than CSL's June 30, 2001 pro forma working capital of $8,196,423, based on actual results of accounts receivable collections and the payment of liabilities up to March 31, 2004. Net working capital is defined as current assets, minus current liabilities, plus short-term debt. In the event that CSL's working capital at December 31, 2001 (determined after two years based on then current financial information) is less than CSL's pro forma working capital at June 30, 2001, the Merger consideration will be reduced (subject to certain adjustments based on CNS's working capital and other factors). While the final amounts can not be known at this time, based on CSL standalone financial statements at December 31, 2001, there will likely be a material working capital deficit which will substantially exceed the $2,026,173 value of the shares of CNS Common Stock held in the Working Capital Escrow. If there is insufficient value in the Working Capital Escrow to satisfy any reduction in the Merger consideration, any additional reduction may be treated as a CNS loss, which may be satisfied out of the General Escrow and the Contingent Liabilities Escrow, but not the Litigation Escrow.

    Claims for indemnification or adjustments will be paid in shares of CNS Common Stock valued as of the date of payment. The value of each share of Common Stock will be the CNS Per Share Value ($0.6437) for claims against the Litigation and Working Capital Escrows and the market value of the escrowed CNS Common Stock for claims against the General and Contingent Liabilities Escrows. For this purpose, market value means

    - the CNS Per Share Value; or

    - if a transaction occurs pursuant to which CNS issues shares of CNS Common Stock valued in excess of $10 million (10% of which shall be issued to a person or persons not affiliates of ICSL or CNS), then the actual or implied price per share in such transaction; or

    - if the CNS Common Stock is listed on any national or regional stock exchange or the Nasdaq Stock Market, then the average price per share for the preceding 20 trading days.

    For additional information on the Merger of CSL with CNS refer to the Information Statement dated December 11, 2001, and the Additional Information Statement Materials dated January 9, 2002, filed with the SEC, which are incorporated herein by reference.

    Since this transaction occurred after the Company's fiscal year end of January 31, 2002, CSL results are included in all of ICSL's financial statements.

    Pro Forma financials for ICSL reflecting the Merger of CSL with CNS cannot be prepared at this time because CNS audited financial statements at December 31, 2001 are not available. When this information is available, the Company expects to prepare and file a Form 8-K with ICSL Pro-forma results reflecting the Merger with CNS. The unaudited net assets of CSL contributed as part of the Merger are approximately $4 million (including $14.9 million of reorganization value). Based on currently available information, management does not expect to realize a loss on the transaction. The gain, if any, will ultimately be determined and recognized if and when ICSL is able to obtain resolution of the contingencies for which shares have been escrowed as discussed above.

EXHIBIT NO.                                    EXHIBIT INDEX
-----------             ------------------------------------------------------------
          2.1           Agreement and Plan of Merger dated October 31, 2001 (the
                        "CNS Merger Agreement") filed as Annex A to the Registrant's
                        Definitive Information Statement on Schedule 14C dated
                        December 11, 2001.

          2.1(a)        First Amendment to Agreement and Plan of Merger dated as of
                        December 31, 2001 filed as Annex A to the Registrant's
                        Definitive Additional Information Statement Materials on
                        Schedule 14C dated January 9, 2002

          2.1(b)        Second Amendment to Agreement and Plan of Merger dated
                        February 6, 2002 filed as Exhibit 10.3 to the Form 8-K dated
                        February 20, 2002

          3.1           Amended and Restated Certificate of Incorporation of the
                        Company. (1)
          3.2           Amended and Restated By-laws of the Company. (2)

          3.2(a)        First Amendment to By-Laws of the Company*

          4.1           Registration Rights Agreement dated as of September 21,2000 by and among ICSL and certain securities holders set forth therein. (1)

          4.2           2000 Stock Option Plan. (1)+

         10.1           Employment Agreement effective September 21, 2000 between
                        ICSL and Michael T. Heffernan. (1)+

         10.2 Form of Executive Employment Agreement with attached schedule of Employment Terms. (1)+

         10.3           Amendment No. 1 to Employment Agreement dated February 9,
                        2001 between ICSL and John Wardle. (4)+
         10.4 Termination Agreement dated February 8, 2002 between ICSL and Michael T. Heffernan*+

         10.5           Amended and Restated Shareholders Agreement dated as of
                        February 7, 2002 by and among CNS, the Company and other CNS stockholders, filed as Exhibit 10.2 to the CNS Merger
                        Agreement.

         10.6           Amended and Restated Investors Rights Agreement dated as of
                        February 7, 2002 by and among CNS, the Company and certain other CNS stockholders, filed as Exhibit 10.7 to the CNS
                        Merger Agreement

         10.7           Escrow Agreement dated as of February 7, 2002 by and among
                        ICSL, CNS and Hinckley, Allen & Snyder, LLP as Escrow Agent,
                        filed as Exhibit 7.18 to the Second Amendment to the CNS
                        Merger Agreement

         10.8 Consulting Agreement dated as of February 7, 2002 between the Company and Island View Investors, LLC.+*

         21             Subsidiaries of the Registrant*
         99.1           Letter regarding Arthur Andersen, LLP's Quality Control
                        required under Temporary Note 3T to Article 3 of Regulation
                        S-X*.

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

(4) Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended January 31, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Innovative Clinical Solutions, Ltd.

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements for the two fiscal years in the period ending on January 31, 2002 included in Innovative Clinical Solutions, Ltd.'s Annual Report on Form 10-K, and have issued our report thereon dated May 22, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 37 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP
Boston, Massachusetts
May 22, 2002

                      INNOVATIVE CLINICAL SOLUTIONS, LTD.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEAR ENDED JANUARY 31, 2002, THE 19 WEEKS ENDED JANUARY 31, 2001,
     THE 33 WEEKS ENDED SEPTEMBER 20, 2000, AND YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                    ADDITIONS                 RECLASSIFICATION              BALANCE
                                       BALANCE AT   CHARGED TO   DEDUCTIONS    OF RESERVES TO                AT END
                                       BEGINNING    OPERATING       FROM        ASSETS HELD       OTHER        OF
                                       OF PERIOD     EXPENSES     RESERVES        FOR SALE         (A)       PERIOD
                                       ----------   ----------   ----------   ----------------   --------   --------
SUCCESSOR
Year ended January 31, 2002.........     $4,000      $     --      $ 1,122        $    --         $3,468     $6,346
19 weeks ended January 31, 2001.....      1,707           393           56         (1,956)            --      4,000

PREDECESSOR
33 weeks ended September 20, 2000...      3,846           479        2,618             --             --      1,707
Year ended January 31, 2000.........     $1,350      $112,940      $91,451        $18,993         $   --     $3,846

------------------------

(a) Other represents adjustments to revenue.